Form 10KSB40
period 1996-12-31
GLOBAL MED TECHNOLOGIES INC
filed 1997-03-28
CIK 1009463

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-KSB

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended:
          December 31, 1996
          -----------------

[   ]     Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 [No Fee Required] for the transition period from ___________ to __________

                  COMMISSION FILE NUMBER:   0 - 22083
                                           -------------

                      GLOBAL MED TECHNOLOGIES, INC.
              ---------------------------------------------
             (Name of small business issuer in its charter)

            Colorado                                      84-116894
-------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)

                           12600 West Colfax
                              Suite A-500
                       Lakewood, Colorado  80215
          --------------------------------------------------
          (Address of principal executive offices) (Zip Code)

Issuer's telephone number:  (303) 238-2000
                          -----------------

Securities to be registered under Section 12(b) of the Act:  None
                                                            ------

Securities registered under Section 12(g) of the Act:
Common Stock, $.01 par value
----------------------------
Class A Common Stock Purchase Warrants
--------------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for at least the past 90 days.  Yes      No    X
                                  -----     -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year:  $11,034,000
                                                    -----------

Aggregate market value of voting stock held by non-affiliates as of March 26, 1997: $17,019,213
           -----------
Shares of Common Stock, $.01 par value, outstanding as of March 26, 1997:
8,121,755
---------

Documents incorporated by reference: Exhibits to Issuer's Registration Statement on Form SB-2, No. 333-11723.

                      GLOBAL MED TECHNOLOGIES, INC.

                               FORM 10-KSB

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------

    (a)(b)    BUSINESS DEVELOPMENT AND BUSINESS OF ISSUER.

    Global Med Technologies, Inc. (the "Company") was organized under the laws of the State of Colorado in December 1989. The Company completed its initial public offering of securities in the first quarter of 1997, from which it received net proceeds of approximately $8,620,000 from the sale of 1,456,988 Units, each of which consisted of two shares of Common Stock and one Class A Common Stock Purchase Warrant (the "Warrants").

    The Company provides information management software products and services to the healthcare industry and provides substance abuse testing program services to companies, including certain Fortune 1000 companies. National MRO, Inc., founded in 1989, changed its name to Global Data Technologies, Inc. in June 1995 in connection with the merger of National MRO, Inc. and The Wyndgate Group, Ltd. in May 1995, and changed its name again in May 1996 to Global Med Technologies, Inc. The Company now consists of two divisions, Wyndgate Technologies ("Wyndgate") and DataMed International ("DataMed"), both of which operate under their respective trade names. Wyndgate develops, markets, licenses and supports software for the healthcare industry. DataMed manages and markets a variety of services that are designed to assist companies with administering substance abuse testing programs.

    The Company has received several indications of interest regarding a possible acquisition of the DataMed division. While the Company has no specific plans for divestiture of this division, or any segment of the Company, any offer which enhances return on invested capital and shareholder value and which furthers the Company's strategic goals will be seriously evaluated to insure that the best interests of the Company and its shareholders are served.

    Founded in 1984, Wyndgate initially developed a Student Information System ("SIS"), an integrated software package for colleges and universities to track student information. Wyndgate currently has six contracts for SIS still in effect. Pursuant to an agreement with eight California blood centers (the "Royalty Group"), Wyndgate began development of a blood tracking system to assist community blood centers, hospitals, plasma centers and outpatient clinics in the U.S. in complying with the quality and safety standards of the FDA for the collection and management of blood and blood products. After several years of development and approximately $1.1 million paid by the Royalty Group, Wyndgate has completed development and commenced marketing of the SAFETRACE(TM) software product (Wyndgate's blood bank management information system software), which it believes to be the most comprehensive and flexible system of its type available today. In accordance with FDA regulations, the Company submitted a 510(k) application to the FDA in October, 1995 for review of its SAFETRACE(TM) software product, which is still pending. The
Company is able to continue marketing the SAFETRACE(TM) software product during the review process. There are no assurances that the Company will receive a FDA clearance letter for its 510(k) application. If not, the Company will be required to discontinue marketing and licensing the SAFETRACE(TM) software product. See THE COMPANY - WYNDGATE TECHNOLOGIES DIVISION - INDUSTRY OVERVIEW.

    In 1989, Wyndgate developed EDEN-OA(R) to utilize new technologies in the evolving open systems computer market. EDEN-OA(R) is a rapid applications development tool that can be used by software developers to produce software products that operate in accordance with industry standards based computer environments. EDEN-OA(R) interfaces with database management systems and operates on multiple computer and operating system platforms. The Company plans to continue to use EDEN-OA(R) to develop other medical software applications.

    DataMed was founded in 1989 by Michael I. Ruxin, M.D. to offer the services of a Medical Review Officer ("MRO") to the regulated and unregulated segments of the substance abuse testing market. Due to federal regulations, companies involved in commercial transportation must comply with requirements mandating substance abuse testing of employees in safety sensitive positions and substance abuse awareness education for supervisors and employees. Additionally, federal substance abuse testing requirements applicable to commercial transportation mandate the use of an MRO to evaluate the quality and accuracy of the testing laboratory and to determine legal or illegal use of substances. Corporate outsourcing has been a positive factor for DataMed as some large companies have contracted with DataMed to outsource the management of their substance abuse testing programs.

    DataMed provides customized program management services to companies in an attempt to increase total program quality and decrease total program costs. DataMed provides substance abuse testing management services which coordinate and actively manage the specimen collection process, the laboratory testing process, the MRO review process, the random testing process, the blind sample quality control process, the substance abuse testing process, and the data management process including compliance reporting and record keeping.

STRATEGY

    The following are key elements of the Company's strategy; however, there can be no assurance that the Company will be successful in its strategy.

    EXPAND SALES & MARKETING EFFORTS. The Company intends to increase its sales and marketing efforts by hiring additional field sales and other marketing personnel during the twelve months following its February 1997 public offering. The Company currently has 13 sales and marketing personnel. The Company believes it can increase its penetration of the U.S. blood bank information management market as well as the substance abuse testing program management market through its planned increases in its sales and marketing staff.

    DEVELOP NEW HEALTHCARE MANAGEMENT SOFTWARE PRODUCTS AND SERVICES. The Company believes that it can develop new products and services from its existing technology base. The Company plans to build upon its technology base by using EDEN-OA(R) to develop new applications. In the future, the Company intends to introduce a transfusion management information system, to be known as the SAFETRACETX(TM) software product.

    EXPAND INTERNATIONAL MARKETS. The Company is focused on expanding international markets. The Company continues to pursue new international customers within the transportation industries, including but not limited to, international shipping. The Company also plans to pursue international growth as it relates to blood banks, plasma centers and hospitals.

    DEVELOP STRATEGIC RELATIONSHIPS. The Company intends to pursue strategic relationships in order to further develop uses for its technology. Additionally, the Company may work with other healthcare information providers to develop applications based on EDEN-OA(R).

    MAINTAIN TECHNOLOGY ADVANTAGE. The Company believes that the foundation of its SAFETRACE(TM) software product, EDEN-OA(R), is an important technological advancement, and that the maintenance of this technological advancement is essential in order for the Company to compete effectively. The Company will continue to focus research and development on evolving this software development tool. The funds generated by the Company's February 1997 public offering may not be sufficient to enable the Company to accomplish its goal, and additional financing may be required.

SALES AND MARKETING

    The Company intends to continue to sell and market its medical information management products and services through a direct sales force. Each sales representative will have a geographic area and will market all products and services. Additionally, the Company will continue to respond to requests for proposals ("RFPs") issued by blood banks, plasma centers, hospitals and other entities which are usually Fortune 1000 companies. The Company is pursuing opportunities within the blood bank industry and will continue to focus on Fortune 1000 companies to market DataMed's services.

CUSTOMERS

    The Company's current customer base includes Fortune 1000 companies that are required by the U.S. Department of Transportation or their own company policy to have a substance abuse testing program and small to large community blood banks.

    During the year ended December 31, 1996, one Data Med customer,
Laidlaw Transit, Inc. and one Wyndgate customer, Gulf Coast Regional Blood Center, accounted for approximately 14% and 11.5%, respectively, of the Company's revenues. During 1995, two DataMed customers, Laidlaw Transit,
Inc. and Chevron Corporation and one Wyndgate customer, the Royalty Group, accounted for approximately 18%, 12% and 10%, respectively, of the Company's revenues. See WYNDGATE TECHNOLOGIES DIVISION - DEVELOPMENT AGREEMENTS. Laidlaw Transit, Inc. is associated with the transportation industry. Chevron Corporation is associated with the oil and gas industry.
The Royalty Group, through a 1992 development agreement with Wyndgate, assisted in the financing of the development of Wyndgate's SAFETRACE(TM) software product. Gulf Coast Regional Blood Center is a blood bank located in Texas. Non-renewal or termination of the contractual arrangements with these key customers could have a material adverse effect on the Company.
There can be no assurance that the Company will be able to retain these key customers or, if such customers were not retained, that the Company will be able to attract and retain new customers to replace the revenues currently generated by these customers.

    The Company currently has 23 (including the Royalty Group) customers for its SAFETRACE(TM) software product and intends to continue to target domestic and international blood banks, plasma centers and hospitals. DataMed has a number of customers for its substance abuse testing services, including certain Fortune 1000 and other transportation companies.

RESEARCH AND DEVELOPMENT

    During the fiscal years ended December 31, 1996 and 1995, the Company expended approximately $1.87 million, and $655,000, respectively, for research and development.

EMPLOYEES

    As of December 31, 1996, the Company had 122 full-time employees, consisting of 11 employees for the corporate office, 50 at Wyndgate and 61 at DataMed. Of the 122 full-time employees, 28 employees were in research and development, 13 employees were in sales and marketing, 21 employees were in administration, and 60 employees were in program management and implementation. The Company has employment agreements with certain personnel. See ITEM 10(g). The Company's employees are not represented by a labor union or subject to collective bargaining agreements. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

                     WYNDGATE TECHNOLOGIES DIVISION

    Wyndgate designs, develops, markets, licenses and supports software for the healthcare industry. Pursuant to an agreement with eight
California blood centers, Wyndgate developed a blood tracking system called the SAFETRACE(TM) software product to assist community blood centers, plasma centers, hospitals and outpatient clinics in the U.S. in complying with the quality and safety standards of the FDA for the collection and management of blood and blood products. Wyndgate incorporates and integrates products and services for the management of the blood supply and its derived products from donor recruitment to shipment from the blood bank to the hospital, clinic, medical research institution or other purchaser. The SAFETRACE(TM) software product was developed using the Company's application development tool, EDEN-OA(R). The Company intends to utilize its proprietary EDEN-OA(R) software development tool to attempt to develop new products for the medical information market.

    In addition, Wyndgate provides training and consulting services for installation, implementation, special programming, system design, and maintenance for its software products. The majority of customers for Wyndgate's software products use all or a portion of these services. Historically, maintenance and product upgrades from Wyndgate's software products have provided an on-going revenue stream and information concerning Wyndgate's customers' requirements and satisfaction. Special programming services can result in customer funded development, as was done with the SAFETRACE(TM) software product.

INDUSTRY OVERVIEW

    The management of the Company believes that market driven forces to increase quality while containing rising healthcare costs have resulted in an increasing demand for healthcare information systems that meet the changing needs of the marketplace. This shift has resulted in systems that utilize new technologies to provide more accurate information.

    With the spread of AIDS and Hepatitis-B, stringent FDA guidelines have been imposed on blood banks in order to insure a safe blood supply. Some community blood centers ("CBCs") have been cited by the FDA for noncompliance and some have even been closed. The American Red Cross and Blood Systems, Inc. blood centers are currently under consent decrees requiring them to comply with FDA guidelines. The blood banking industry has developed various in-house systems to track blood collection, testing, processing, distribution and transfusion activities. The Company believes that most blood center in-house developed systems are not fully integrated and do not offer the capabilities required by the FDA in view of the fact that the Company's current customers are switching from their in-house systems to the Company's SAFETRACE(TM) software product. While laboratory equipment vendors have developed automated testing and reporting procedures directed at a segment of the community blood center process, these systems address only the laboratory function and are not fully integrated. The Company believes that blood centers and the laboratory equipment products vendors are looking for a way to meet the FDA guidelines and minimize their risk and cost.

    The FDA required all blood tracking application software vendors to submit a 510(k) application for review by March 31, 1996. The application process for FDA review and compliance with the new guidelines relates to computer software products regulated as medical devices. The FDA considers software products intended for the following to be medical devices: (i) use in the manufacture of blood and blood components; or (ii) maintenance of data used to evaluate the suitability of donors and the release of blood or blood components for transfusion or further manufacturing. As medical device manufacturers, the Company and its competitors are required to register with the Center for Biologics Evaluation and Research ("CBER"), list their medical devices, and submit a pre-market notification or application for pre-market review. There is no deadline to receive a clearance letter from the FDA and the FDA has allowed those vendors that have submitted a 510(k) by March 31, 1996, to market and license their product. A competitor recently received a 510(k) clearance letter from the FDA for certain modules of its blood bank management information system software product. The Company does not believe this will impact Wyndgate's marketing of its SAFETRACE(TM) software product because the

Company does not believe that this competitor offers the spectrum of software modules offered by the Company.

WYNDGATE STRATEGY

    The key elements of Wyndgate's strategy include:

    EXPAND SALES AND MARKETING EFFORTS TO increase its customer base nationally and internationally. In the near-term, the Company will aggressively pursue opportunities in the U.S. and abroad in blood tracking and management with its SAFETRACE(TM) software product. The Company has no reason to believe that it will not receive an FDA 510(k) clearance letter in the future. The Company plans to continue to respond to any and all requests by the FDA for additional information up to and including resubmission of the 510(k) application. However, there can be no assurance that the Company will receive an FDA 510(k) clearance letter.

    DEVELOP NEW HEALTHCARE MANAGEMENT SOFTWARE PRODUCTS AND SERVICES. By using its background in healthcare information systems, the Company will continue to attempt to develop new applications based upon its EDEN-OA(R) architecture. In the future, the Company intends to introduce a transfusion management information system (the SAFETRACETX(TM) software product). However, there can be no assurance that such introduction to the market will occur.

    STRATEGIC RELATIONSHIPS AND SELECTIVE ACQUISITIONS. Wyndgate intends to continue to pursue strategic relationships to further develop uses for its technology.

SOFTWARE PRODUCTS

    The SAFETRACE(TM) software product is a set of integrated software modules that are used to manage and control multiple aspects of blood and plasma operations, from recruiting of donors and collecting donated blood or plasma, to testing and manufacturing of blood products, distribution and billing. The Company currently markets its SAFETRACE(TM) software product to blood banks and plasma centers and eventually will market it to hospitals and transfusion centers. A customer can license one or more modules as needed to automate its operations.

SAFETRACE(TM) Modules                       Function
---------------------                       --------

DONOR RECRUITMENT            Used by the marketing department of a blood
                             or plasma center to systematically solicit, recruit and schedule donors. Facilitates the recruiting process by producing call lists on demand or scheduling calls by batch processing.

DONOR MANAGEMENT             Provides a means for registering donors and
                             recording necessary medical and personal donor data. All real-time donor deferral and eligibility information is used to determine current eligibility status of the donor to be registered.

LABORATORY MANAGEMENT        Performs a number of data recording and
                             evaluation functions. Permits the posting of tests either by interfacing directly with testing equipment or manually. Also performs inventory label validation, which helps to ensure that all blood components are suitable for distribution and have been properly tested, validated and labeled.

BLOOD INVENTORY              Maintains current inventories of all
 AND DISTRIBUTION            available blood products which have been
                             tested and labeled. Records the movement of blood products from the blood or plasma center to the customer and between customers. Also maintains records for imported blood related products.

SPECIAL PROCEDURES           Registers patients and tracks blood
                             requirements for surgeries. Also provides the capabilities to define and manage special requests for autologous, designated and therapeutic donations.

BILLING Implements the pricing and billing practices associated with each blood product for customers. Also provides financial information for management control.

    The SAFETRACE(TM) software product relies on its donor identification, laboratory component, labeling and release site-based logic technology to assist blood banks in complying with FDA regulations. The SAFETRACE(TM) software product has an 85% table driven structure which permits it to easily adapt to each customer's individual and unique operations. The SAFETRACE(TM) software product has been developed using industry standards, common operating systems and database managers to ensure portability. Because of the independence of the SAFETRACE(TM) software product's database, operating systems and hardware, customers have freedom and flexibility in selecting computer hardware and software components. The SAFETRACE(TM) software product permits customers to preserve their application software and training investment as customer systems needs and technology change. Currently, management estimates the SAFETRACE(TM) software product consists of more than 1.5 million lines of code, 390 data tables, 59 labeling occurrences of component and release logic, 3,000 discrete programs and over 1,000 screens and windows.

SERVICES

    Wyndgate believes that the high quality of the services component of the business is the key to retaining current customers, enhancing Wyndgate's reputation for quality and improving market penetration. Wyndgate's services begin with initial customer contact and continue throughout the relationship. Services include complete installation and implementation, training, consulting and maintenance. The license agreements currently used by Wyndgate typically commit a customer to five years of maintenance service. The fees associated with the maintenance service are typically invoiced monthly, quarterly or annually in advance. Service fees, excluding maintenance, range from 10% to 50% of the initial software license fee. Under the Company's current license agreements, only the software license fee and the maintenance fee are required to be paid and the other fees are optional. However, many customers that have licensed the SAFETRACE(TM) software product to date have contracted for additional services.

    INSTALLATION AND IMPLEMENTATION SERVICES. Installation and implementation services assist the customers with the selection of hardware and software systems and, if necessary, the initial installation of the software on the customer's system. Implementation services include assisting customers in analyzing work flow and standard operating procedures ("SOPs"), developing tables, screen layouts, reports, and installation specific requirements. Management estimates that it takes from six to twelve months from the date of delivery of the software to the customer to implement the SAFETRACE(TM) software product and a portion of Wyndgate's resources are used during that time. Installation and implementation services are not considered part of the SAFETRACE(TM) software product license fee or usage fee, and are typically invoiced separately.

    TRAINING SERVICES. Training services are provided to customers either at the customer site or at Wyndgate's offices. Training includes hands-on access to the applications software and usually includes building initial tables and screens. All customers to date have purchased initial training services which range from five to fifteen days depending on the customer size and number of people to be trained. Wyndgate also offers follow-up training services to assist customers in training new staff on new product functions.

    MAINTENANCE SERVICES. Fees for maintenance services are required to be paid under certain SAFETRACE(TM) software product license agreements for the term of the license. Maintenance services are optional under the other license agreements. Maintenance services include "bug" fixing, enhancements and product upgrades. Wyndgate provides an 800-Help Line number for customer service calls that permits access to Wyndgate's technical resources directly during the working day and on a paged call-back basis at all other times.

    CONSULTING SERVICES. Consulting services are provided to customers who request special features, assistance with system configurations, database consulting, systems management, networking or additional capabilities beyond those included in the applications software. Wyndgate also performs special applications development projects under certain development agreements. The Company has been contracted to provide consulting services by some of its SAFETRACE(TM) software product customers.

PRODUCT DEVELOPMENT

    SAFETRACETX(TM) - TRANSFUSION MANAGEMENT INFORMATION SYSTEM. Wyndgate has begun the development of the SAFETRACETX(TM) software product, a transfusion management information system that can be utilized by hospitals to help them insure the safety of the blood transfused into patient-recipients. If completely developed, it will provide electronic cross-matching capabilities to help insure blood compatibility with the recipients and will track, inventory, bill and document all activities with the blood product from the time it is received in inventory to the time the blood product is used or sent back to the blood center. The SAFETRACETX(TM) software product will complement the SAFETRACE(TM) software product as it will integrate hospitals with blood centers that supply blood products.
The Company anticipates that the SAFETRACETX(TM) software product will be released in 1997; however, there can be no assurance that the software will be released as scheduled, if at all.

    EDEN-OA(R) DEVELOPMENT TOOL. EDEN-OA(R) is a software tool set and methodology that the management of the Company believes enables programmers to easily build and maintain information management systems. It operates on various hardware, operating system and database management system products. The EDEN-OA(R) tool set allows the programmer to focus on the business logic and rules (how data relate and the formulas for calculations) and on the presentation (viewing and printing) of the information to the user. Management believes that EDEN-OA(R) (i) reduces application product development time and cost; (ii) reduces application software project risk; (iii) focuses the software developer on the user's concerns, not on the hardware, operating system or database management system; and (iv) reduces the time and cost for modifying and maintaining a software application. EDEN-OA(R) is the basis for the SAFETRACE(TM) software product, and it is planned that EDEN-OA(R) will be the basis for future Wyndgate products.

    The Company believes that a major advantage of EDEN-OA(R) is that it allows local user modifications to that user's software programs. Additionally, EDEN-OA(R) coordinates and tracks user modifications with upgrades, "bug" fixes or enhancements made by Wyndgate, a feature that assisted Wyndgate in documenting the SAFETRACE(TM) software product for FDA 510(k) review. The entire maintenance process is integrated into the application, thereby eliminating the common problem of user changes not integrating with vendor supplied code, which often prevents upgrading applications because of the high cost and risk. This maintenance feature permits the customers to make changes dictated by business requirements as opposed to the ability of the application to accommodate such changes. For example, adding a data element such as a suffix for a zip code, adding a new table to track service information or adding new FDA mandated blood tests might be a very difficult and time consuming task with most applications.

    EDEN-OA(R) includes an On-Line User-System Repository Manager which consists of the following: an Active Data Dictionary; a Database Maintenance Manager for automatic generation of database structure and I/O procedures; a Panel (Screen) System Manager providing a Screen Definition Language and GUI; use of a Procedural Language; and Interactive Utility Programs and Procedures including a software maintenance system manager and a systems development procedures manager. This combination of capabilities makes EDEN-OA(R) portable and easy to tailor and maintain.

    EDEN-OA(R) facilitates application maintenance through the integrated Active Data Dictionary, common applications functions and development and maintenance tools. Each client organization has specific needs for tailoring functions, screens, reports and processes. By making changes to the Active Data Dictionary, the user invokes the Applications Manager tools which generate the code. A single Active Data Dictionary entry modifies all application modules, screens and reports impacted by that change.
Since the Active Data Dictionary separates the application from front-end (screen generators) and the back-end (database manager and hardware systems), development and on-going maintenance costs are often reduced. Traditionally, on-going maintenance has been the most costly part of any applications development and implementation. EDEN-OA(R) is modular and can be used to replace or extend existing application systems and provides end-user flexibility.

    EDEN-OA(R) will continue to be developed and refined. It is currently planned that EDEN-OA(R) will be the foundation to any new medical applications developed by Wyndgate in the future.

DEVELOPMENT AGREEMENTS

    Pursuant to the development agreement between Wyndgate and the Royalty Group, Wyndgate developed the SAFETRACE(TM) software product and Wyndgate must make royalty payments to the Royalty Group based on a percentage of Wyndgate's SAFETRACE(TM) software product license sales, measured by invoice amounts to purchasers of the SAFETRACE(TM) software product, net of certain fees and charges. The time period under the royalty schedule is based upon the first date of customer invoicing, which was September 14, 1995. The Wyndgate royalty payment schedule is as follows:

         Date                                     Royalty Percentage
         ----                                     ------------------

         September 1995 to September 1997                  12%
         September 1997 to September 1998                   9%
         September 1998 to September 1999                   6%
         After September 1999                               3%

    Pursuant to a Development Agreement ("Agreement") between the Company and The Institute for Transfusion Medicine ("ITxM"), the Company has agreed to develop Commercial Centralized Transfusion System Software ("Commercial CTS Software"), which it is planned will become Wyndgate's SAFETRACETX(TM) software product. This Agreement requires that the Commercial CTS Software be completed by December 16, 1997. If not timely completed, the Company would be subject to monetary penalties. The Agreement provides for a royalty payment to ITxM for revenues received from the sale of the Commercial CTS Software, net of certain fees and charges. The royalty period starts with the first commercial transfer for value of the Commercial CTS Software. The royalty that would be paid is as follows:

                    Percentage of License Fee     Percentage of License Fee
                      if ITxM Initiates Sale      if Company Initiates Sale
                      ----------------------      -------------------------
        1 Year                  10%                          5%

        2 Year                  10%                          5%

        3 Year                   6%                          3%

        4 Year                   6%                          3%

        5 Year                   4%                          2%

        6 Year                   4%                          2%

        7 Year                   4%                          2%

        8 Year                   4%                          2%

        9 Year                   4%                          2%

        Thereafter               2%                          1%

CUSTOMERS

    Wyndgate currently has SAFETRACE(TM) software product contracts with the following blood centers:

*   Belle Bonfils Memorial Blood Center, Denver, CO
*   Blood Bank of Alameda-Contra Costa Medical Association, Oakland, CA
*   Blood Bank of San Bernardino and Riverside Counties, San Bernardino, CA
*   Blood Bank of the Redwoods, Santa Rosa, CA
*   Coffee Memorial Blood Center, Albuquerque, NM
*   Community Blood Bank of Erie County, Erie, PA
*   Community Blood Bank of Lancaster County Medical Society, Lincoln, NE
*   Community Blood Center of Appleton, Appleton, WI
*   Gulf Coast Regional Blood Center, Houston, TX
*   Institute For Transfusion Medicine, Pittsburgh, PA
*   Irwin Memorial Blood Center, San Francisco, CA
*   Peninsula Blood Bank, Inc., Burlingame, CA
*   Rhode Island Blood Center, Providence, Rhode Island
*   Sacramento Medical Foundation Blood Center, Sacramento, CA
*   Samuel W. Miller Memorial Blood Center, Bethlehem, PA
*   San Diego Blood Bank, San Diego, CA
*   Siouxland Community Blood Bank, Sioux City, IA
*   Stanford Medical School Blood Center, Palo Alto, CA
*   The Blood Center of Central Iowa, Des Moines, IA
*   The Blood Center for Southeast Louisiana, New Orleans, LA
*   Tri-Counties Blood Bank, Santa Barbara, CA
*   The Memorial Blood Centers of Minnesota, Inc., Minneapolis, MN
*   Oklahoma Blood Institute, Oklahoma City, OK

See SERVICES, above, for a description of a typical license agreement.

    Management of the Company estimates that SAFETRACE(TM) software product implementations take approximately six to twelve months from the date of delivery of the software to the customer depending on the blood center's size and complexity of the blood center's standard operations procedures ("SOPs"). All of the above blood centers are in various stages of implementation, with the exception of Tri-Counties Blood Bank, Sacramento Medical Foundation Blood Center and the Blood Center for Southeast Louisiana in which the SAFETRACE(TM) software product is fully operational.

    On February 13, 1997 the Wyndgate Technologies division ("Wyndgate") of Global Med Technologies, Inc. entered into a multi-million dollar, 10-year contract with Haemonetics Corporation ("Haemonetics"), a New York Stock Exchange listed company located in Braintree, Massachusetts. Licensing and other fees are payable by Haemonetics over the life of the contract. Under the contract, Wyndgate will provide the use of its SAFETRACE(TM) blood bank information management software to Haemonetics for its entry into the service side of blood banking in multiple locations, including one of the blood banks listed above which was previously contracted by Wyndgate. Haemonetics has traditionally provided blood separation products to blood banks and hospitals domestically and internationally.

    The potential customers for Wyndgate's products include community blood centers ("CBC"), hospitals, out-patient centers and stand alone transfusion sites. CBCs are able to utilize the SAFETRACE(TM) software product to manage their business and comply with FDA regulations to help
insure the safety of the blood supply.   The SAFETRACE(TM) software product
allows the CBCs to enter the FDA guidelines, consistent with the CBC's SOPs, into SAFETRACE(TM) software product tables which then provide system control over the manufacturing and processing of blood and blood products. In the future, the Company plans to introduce a transfusion management information system (which it is planned will be the SAFETRACETX(TM) software product). All acute care hospitals and alternate transfusion sites will be potential customers for the SAFETRACETX(TM) software product.

    In the transfusion market the potential customer base is easily identified but presents a challenge in reaching the volume of clients for product demonstrations. Customers will require a product demonstration before making a commitment to purchase. In addition, the transfusion product being developed will face severe competition from established vendors in this market. Wyndgate believes that by penetrating blood centers with the SAFETRACE(TM) software product, hospitals that receive blood from these centers may want to link their existing transfusion product to the blood center. There can be no assurance that hospitals will desire to establish this link using Wyndgate's SAFETRACETX(TM) software product.

AGREEMENTS WITH ORTHO DIAGNOSTIC SYSTEMS INC.

    On November 14, 1996, the Company entered into an Exclusivity and Software Development Agreement (the "Exclusivity Agreement") with Ortho Diagnostic Systems Inc. ("ODSI"), a wholly-owned subsidiary of Johnson & Johnson. The Exclusivity Agreement provides that until May 14, 1997 (the "Exclusivity Period"), ODSI has the exclusive right to negotiate with the Company with respect to the Company's activities and developments in information technology and intellectual property relating to donor and transfusion medicine (the "Technology") and that, during the Exclusivity Period, the Company will not, directly or through any intermediary, accept, encourage, solicit, entertain or otherwise discuss any acquisition of any of the Company's Common Stock, business, property or know-how, including the Technology, with any person or entity other than ODSI or an affiliate thereof and will not otherwise encumber the ability of ODSI or an affiliate thereof to enter into any arrangement with the Company concerning the Technology. The Exclusivity Period is subject to extension at the Company's option for up to 60 days in the event approval of the transaction by the Company's shareholders is required to be obtained.

    The Company also agreed to perform certain software development services in consideration of the payment by ODSI of $500,000 on November
14, 1996, and $500,000 received in January, 1997. If the Company and ODSI enter into a definitive agreement relating to the Technology, the Company's other assets or Common Stock, then ODSI may elect to decline the software development services and apply the payments to the Company towards any consideration payable to the Company in connection with a definitive agreement. If the parties are unable to come to terms with respect to a definitive agreement, then the Company will provide the software development services selected by ODSI and the parties will negotiate a definitive software development agreement. If ODSI has not elected to decline the Company's services and the Company fails to provide the software development services, unless ODSI has breached its obligations under the definitive agreement and is then in breach, the Company shall have been deemed to have granted ODSI a non-exclusive license (with the right to sub-license) to the Technology with a royalty rate not to exceed 4% of net sales, and the parties agreed they would negotiate a definitive license agreement.

    Pursuant to the Exclusivity Agreement, the Company has granted ODSI a right of first refusal for a period of six months after the expiration of the Exclusivity Period in the event the Company proposes to transfer, dispose of, sell, lease, license (except on a non-exclusive basis in the ordinary course of its business), mortgage or otherwise encumber or subject to any pledge, claim, lien, charge, encumbrance or security interest (except for a security interest with a bank which was in effect at the time the Exclusivity Agreement was negotiated) of any kind or nature any of the Technology (the "Sale"). Prior to consummating any Sale of any of the Technology, the Company has agreed to present ODSI with a copy of the written offer by or agreement with any third party (the "Third Party Offer"). ODSI shall have a period of 30 days from receipt of a copy of the Third Party Offer to notify the Company of its intention to enter into a similar transaction with the Company upon substantially the same terms and conditions specified therein. If the purchase price specified in the Third Party Offer is payable in property other than cash, ODSI has the right to pay the purchase price in the form of cash equal in amount to the value of such property. If ODSI chooses not to exercise its right of first refusal, the Company has 60 days thereafter in which to sell or otherwise dispose of the Technology upon terms and conditions (including the purchase price) no less favorable to the Company than those specified in the Third Party Offer. In the event the Company does not sell or otherwise dispose of the Technology during such 60-day period, ODSI has a right of first refusal with respect to any subsequent sale of the Technology by the Company during the six-month period of the right of first refusal.

    The Company has agreed in the Exclusivity Agreement that in the event
(a) the Company breaches any covenant, agreement, representation or warranty contained in the Exclusivity Agreement and the Company shall have had contracts or entered into negotiations relating to a Business Combination (as hereafter defined) at any time during the Exclusivity Period, as such may be extended, and with respect to any person, entity or group with whom such contacts or negotiations have occurred, a Business Combination shall have occurred or the Company shall have entered into a definitive agreement providing for a Business Combination; or (b) any definitive agreement entered into between the Company and ODSI fails to receive the requisite affirmative vote of the shareholders of the Company at a shareholders' meeting called for the purpose of voting on such agreement and at the time of such meeting there exists a Competing Transaction (as hereafter defined); or (c) (i) the Board of Directors of the Company shall withdraw, modify or change its recommendation of the Exclusivity Agreement or any subsequent agreement in a manner adverse to ODSI, or shall have resolved to do any of the foregoing; (ii) if the Board of Directors of the Company shall have recommended to the shareholders of the

Company a Competing Transaction; (iii) a tender offer or exchange offer for 20% or more of the outstanding shares of Common Stock of the Company is commenced and the Company's Board of Directors recommends that the shareholders of the Company tender their shares in such tender or exchange offer; or (iv) any person shall have acquired beneficial ownership or the right to acquire beneficial ownership of or any "group" (as such term is defined under Section 13(d) of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder) shall have been formed which beneficially owns, or has the right to acquire "beneficial ownership" of more than 20% of the then outstanding shares of the Company's Common Stock, then the Company shall pay ODSI an amount equal $2 million plus ODSI's expenses. For purposes of the Exclusivity Agreement, the term "Business Combination" means (i) a merger, consolidation, share exchange, business combination or similar transaction involving the Company; (ii) a sale, lease, exchange, transfer or disposition of 20% or more of the assets of the Company and its subsidiaries, if any, taken as a whole, in a single transaction or series of transactions, including, without limitation, any sale that would trigger ODSI's right of first refusal described in the immediately preceding paragraph; or (iii) the acquisition by a person or entity, or any "group" (as such term is defined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) of "beneficial ownership" of 20% or more of the Company's Common Stock whether by tender offer or exchange offer or otherwise. A "Competing Transaction" means any of the following involving the Company or any or its subsidiaries (either existing or hereafter created): (i) any merger, consolidation, share exchange, business combination, or other similar transaction; (ii) any sale, lease, exchange, mortgage, pledge, transfer, license (except for a non-exclusive license in the ordinary course of the Company's business) or other disposition of 20% or more of the assets, taken as a whole, in a single transaction or series of transactions, or any of the Technology;
(iii) any tender offer or exchange offer for 20% or more of the outstanding shares of Common Stock of the Company or the filing of a registration statement under the Securities Act of 1933 in connection therewith; (iv) any person having acquired beneficial ownership or the right to acquire beneficial ownership of, or any "group" (as such term is defined under Section 13(d) of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder) having been formed which beneficially owns or has the right to acquire beneficial ownership of, 20% or more of the then outstanding shares of the Common Stock of the Company; or (v) any public announcement of a proposal, plan or intention to do any of the foregoing or any agreement to engage in any of the foregoing.

    Concurrently with executing the Exclusivity Agreement, ODSI and Michael I. Ruxin, William J. Collard, Gerald F. Willman, Jr., Lori J. Willman, Timothy J. Pellegrini and Gordon Segal (collectively, the "Shareholders") entered into a Proxy and Right of First Refusal Agreement (the "Shareholders Agreement"), dated November 14, 1996, pursuant to which each of the Shareholders has granted an irrevocable proxy to ODSI to vote their shares of the Company's Common Stock (i) in favor of a proposal to approve any definitive agreement between the Company and ODSI relating to the Technology, or (ii) on any other proposal relating to the sale of any of the stock of the Company or all or substantially all of the assets of the Company or any of the Technology, unless prior to the date of the shareholders' meeting, the definitive agreement has been terminated for any reason other than the occurrence of any event that would trigger the payment of the termination fees pursuant to the Exclusivity Agreement or any similar provision in the definitive agreement, or ODSI has materially breached any of its material obligations under the definitive agreement, in any of which events the proxy would terminate upon the termination of the definitive agreement. Unless earlier terminated, the proxy granted by each of the Shareholders expires November 14, 1997.
Each of the Shareholders also agreed that until November 14, 1997, such Shareholder will not transfer, dispose of, or otherwise sell to any third party or grant to any third party an option or other right to buy any shares of the Company's Common Stock held by the Shareholder without having first offered ODSI the right to enter into a similar transaction with the Shareholder on the same terms as proposed; provided, that each Shareholder has the right to donate up to 6% of such Shareholder's stock ownership to a non-profit institution without invoking ODSI's right of first refusal.
ODSI has 30 days to exercise its right of first refusal after being notified of the proposed third party transaction. In the event ODSI declines to enter into such transaction, then the Shareholder has 90 days after the end of the 30 day acceptance period to consummate the proposed transaction on the terms and conditions as proposed. In the event the transaction is not consummated within 90 days, then ODSI has the right of first refusal with respect to any future proposed transactions by Shareholders to a third party. ODSI's right of first refusal is not assignable except to an affiliate of ODSI.

COMPETITION

    Currently, Wyndgate is aware of five primary competitors in the blood bank industry segment including MAK from France, Blood Trac Systems, Inc. from Canada, Information Data Management ("IDM"), Blood Bank Computer Systems and Systec from the United States. Some of these competitors are larger and have greater resources than the Company. The Company believes it is able to compete on the basis of the capabilities of the technology in its SAFETRACE(TM) software product; however, the Company can provide no assurances in this regard.


                     DATAMED INTERNATIONAL DIVISION

    Founded in 1989, DataMed manages and markets a variety of services that are designed to assist companies with administering substance abuse testing programs. Due to federal regulations, employers involved in commercial transportation must comply with requirements mandating substance abuse testing of employees in safety sensitive positions and substance abuse awareness education for supervisors and employees. Additionally, federal substance abuse testing requirements mandate the use of a Medical Review Officer ("MRO") to evaluate the quality and accuracy of a testing laboratory and determine legal versus illegal use of controlled substances. DataMed provides customized substance abuse testing management services to companies. DataMed coordinates and actively manages the specimen collection process, the laboratory testing process, the MRO review process, the process of random testing, the blind sample quality control process, the substance abuse testing process and the data management process, including compliance reporting and record storage. DataMed arranges for specimens to be tested by a qualified laboratory and monitors the performance of: testing laboratories; specimen collection providers; MROs; and the overall quality of information that is received, stored and reported. DataMed currently provides substance abuse testing management services to a number of clients worldwide.

INDUSTRY OVERVIEW

    In the Company's experience, most substance abuse testing programs for Fortune 1000 companies are internally managed. Companies contract with laboratory and collection sites and utilize internal resources to manage substance abuse processes. However, the Company believes that some companies appear to be shifting to outsourced substance abuse program management in an attempt to reduce overall costs as well as to increase overall quality.

    The current market for the substance abuse testing industry consists of the regulated markets and the unregulated markets. The regulated markets include all employees that fall under federal regulations for commercial transportation, with the largest concentration in the motor carrier industry. Additionally, regulated employees are subject to random substance abuse testing, post-accident testing and "reasonable suspicion" testing. The unregulated market primarily consists of companies testing new employees.

    Currently, the urine specimen substance abuse testing industry has several large nationally known laboratories, such as Quest Diagnostics, Inc., Lab Corp. and SmithKline-Beecham, offering drug testing lab analysis.

    The U.S. Department of Transportation ("DOT") has ruled that activities involving the management of MRO services or activities that give the appearance of any type of financial arrangement between an MRO and a laboratory are prohibited from being conducted by the laboratory. The net effect of this ruling is to limit the laboratory's ability to provide drug testing management services. Therefore, with respect to testing performed under DOT regulations (which is the standard by which all substance abuse testing programs are measured), the laboratory cannot provide full service substance abuse testing program management and meet DOT requirements.

    Companies that manage their own substance abuse testing programs are required to remain abreast of changing DOT regulations and their implications as well as maintain significant amounts of data that must be processed, audited and stored. A significant amount of work is required in administering substance abuse testing programs, and these programs are complex to manage. The Company believes that these factors have created a market opportunity for third- party administrators or program management companies since it appears some companies are moving to outsource substance abuse testing program management.

STRATEGY

    The key elements of DataMed's strategy include:

    EXPAND SALES AND MARKETING EFFORTS TO INCREASE ITS CUSTOMER BASE NATIONALLY AND INTERNATIONALLY. The Company will continue to market complete program management services principally to Fortune 1000 companies. The Company's complete program management services (ProScreen Plus(TM)) typically provide higher profit margins for the Company. For the year ended December 31, 1996, DataMed's complete program management services accounted for approximately 70% of DataMed's revenues. For the year ended December 31, 1995, the Company's complete program management services accounted for 48% of DataMed's revenues.

    EXPAND INTERNATIONAL MARKETS WITHIN THE TRANSPORTATION AND HEALTHCARE INDUSTRIES. The Company has customers in international markets outside the U.S. Many international customers have some local requirements for substance abuse testing, primarily in the shipping industry. The Company has dedicated personnel to continue to pursue these opportunities.

    DEVELOP NEW HEALTHCARE MANAGEMENT SOFTWARE PRODUCTS AND SERVICES. With federal regulations mandating substance abuse testing, the Company will continue to provide additional products and services for complete substance abuse testing management.

    MAINTAIN ITS TECHNOLOGICAL ADVANTAGE IN DEVELOPING REGULATORY COMPLIANCE TRACKING SOFTWARE AND QUALITY ASSURANCE SOFTWARE PRODUCTS.
Since the substance abuse testing management process is labor intensive due to the amount of data that must be processed and audited, DataMed intends to develop an advanced system to reduce the costs and increase the quality of its services. There can be no assurance that the Company will be successful in developing an automated test tracking system or that it will operate effectively.

SERVICES

    DataMed's service allows a company that no longer wants to micro-manage its substance abuse program to outsource the administration of its entire substance abuse program. DataMed's goal is to help a company increase total program quality and decrease total program costs. DataMed can coordinate or actively manage the specimen collection process, the laboratory testing process, the medical review process, random testing process, the blind sample quality control process, the substance abuse testing process and the data management process, including compliance reporting and record storage. DataMed's services can be purchased independently or as a management package. DataMed has two basic levels of management services: ProScreen(TM) and ProScreen Plus(TM).

    ProScreen(TM) is DataMed's program coordination service and is designed to attract the medium to large customer operating in either a regulated or unregulated environment. ProScreen(TM) is a solution for clients that realize their programs are large enough to have become a burden, but small enough not to warrant a full time employee. DataMed, through its ProScreen(TM) service, offers companies a limited range of "pro-active" management services designed to ease the burden of an internally managed program. ProScreen(TM) can also be an entry point for a client that wants to eventually move to a ProScreen Plus(TM) level of service.

    ProScreen Plus(TM) is a customized service designed to attract Fortune 1000 clients who have decided to outsource the management of their entire program. Through its ProScreen Plus(TM) product, DataMed focuses its efforts on helping the large organization concentrate on its core business, increase program quality and reduce total program costs. ProScreen Plus(TM) allows DataMed to function as a company's substance abuse department.

CUSTOMERS

    A customer may have programs that are federally regulated, unregulated or both. Fortune 1000 customers tend to have both regulated and unregulated programs. The Federal Highway Administration oversees the largest percentage of regulated testing. Companies regulated by the Federal Aviation, Transit and Railroad Administrations (and other federal organizations) are also subject to federally mandated programs. Unregulated testing accounts for the largest market segment and is driven by company policy.

    International companies are also potential customers. DataMed currently provides substance abuse testing management services to a number of companies internationally. However, the management of the Company believes that the international market is expected to grow at a slower rate due to lack of governmental regulations. Department of Transportation regulations adopted after the passage of The North American Free Trade Agreement require Mexican and Canadian transportation companies using U.S. road systems in cross-border trade to comply with U.S. Department of Transportation regulations, including substance abuse testing.

    DataMed believes it is ahead of its competition when it comes to offering international substance abuse testing management services because the Company has taken many years to develop an overseas collection site network and has developed procedures to timely usher specimens through customs for analysis.

COMPETITION

    When examining competitors it is important to distinguish between program coordination and program management. There are hundreds of companies capable of providing program coordination services. Some of these direct competitors are: Substance Abuse Management, Inc. ("SAMI"); Concord, Inc.; National Safety Alliance ("NSA"); Drug Intervention Services of America ("DISA"); Equifax Services, Inc.; First Lab; and University Services. If any of these companies change their marketing and operational approach, they could quickly become more of a presence in the program management marketplace.

    The Company believes that DataMed's primary competitive advantage is quality and name recognition. DataMed has established policies and procedures in an attempt to achieve total quality management and continuous quality improvement goals.

    The Company believes that corporate outsourcing trends and regulatory burdens (e.g., substance abuse testing) will continue to increase and DataMed will attempt to capitalize on these trends. Program management companies are increasing in number. The Company believes that SAMI, DISA, NSA, University Services, FirstLab and Concord, Inc. are the largest competitors present in the marketplace.

ITEM 2.  PROPERTIES.
-------------------

    The Company currently occupies two primary locations. The Company occupies approximately 17,000 square feet of office space in Lakewood, Colorado pursuant to a lease that expires on December 31, 2000. The Company also leases approximately 8,800 square feet of office space in Sacramento, California pursuant to a lease that expires on August 31, 1998. The Company also has employees located in Virginia, Illinois, Pennsylvania and Texas. No office lease is required at those locations because the employees work out of their homes. During the year ended December 31, 1996, office lease expenses per month were approximately $25,000. Additional leased space will be required to accommodate the planned personnel increases.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

    The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

    During the fourth quarter of the most recently completed fiscal year, the Company did not submit any matter to a vote of its shareholders.

                                 PART II

ITEM 5.  MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
--------------------------------------------------------------------------
HOLDER MATTERS.
--------------

    (a)  MARKET INFORMATION.   The Units, each of which consisted of two
shares of Common Stock and one Warrant, commenced trading on the NASDAQ Small-Cap Market on February 12, 1997. On March 13, 1997, the Common Stock and Warrants included in the Units began to trade separately and the Units ceased to trade.

    The following table sets forth the high and low bid prices for the Company's Common Stock since the Common Stock commenced trading on March 13, 1997. The quotations reflect inter-dealer prices, with retail mark-up, mark-down or commissions, and may not represent actual transactions. The information presented has been derived from the National Quotation Bureau, Inc. Library.

    1997 Fiscal Year                          High Bid        Low Bid
    ----------------                          --------        -------
    First Quarter (from March 13
     through March 25). . . . . . . .         $  3.875        $  3.00

    On March 25, 1997, the last reported bid and asked prices for the Common Stock were $3.00 and $3.125, respectively, and the last reported bid and asked prices for the Warrants were $.875 and $1.125, respectively.

    (b) HOLDERS. As of March 26, 1997, the Company had approximately 134 holders of record of the Company's Common Stock.

    (c) DIVIDENDS. The payment of dividends by the Company is within the discretion of its Board of Directors and depends in part upon the Company's earnings, capital requirements and financial condition. Since its inception, the Company has not paid any dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance its operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
-------------------------------------------------------------------

GENERAL

    The Company and its two divisions are in the business of providing information management software products and services to the healthcare industry and substance abuse testing program services to companies.

    Wyndgate is primarily involved in providing software products, services and maintenance to purchasers of licenses for its SAFETRACE(TM) software product. Revenues from the sales of software licenses are recognized upon delivery of the software product to the customer unless the

Company has significant related vendor obligations remaining. Revenue from post contract customer support is recognized over the period the customer support services are provided, and software services revenue is recognized as services are performed.

    DataMed provides substance abuse testing management services. Revenues from DataMed are recognized as services are provided. DataMed typically contracts with its customers to provide for laboratory and collection site services (which DataMed obtains from others), Medical Review Officer ("MRO") services, data management, record storage and coordination of all substance abuse testing program elements. DataMed serves international, national and regional clients in a variety of industries.

    In November 1996, DataMed elected to terminate its contracts with approximately 560 customers, representing an estimated $535,000 of revenue for the year ended December 31, 1996. DataMed's election was made to improve operating efficiencies with its remaining customer contracts. The terminated contracts represented customers each contributing average annual revenues of less than $1,000. DataMed expects it will be able to improve its gross profit margins by eliminating the inefficiencies associated with these smaller accounts, thus improving its ability to serve its remaining customers.

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

    REVENUES. Revenues increased by $4.3 million, or 64%, to $11.0 million for 1996 compared to $6.7 million for 1995. The increase was primarily the result of the introduction of Wyndgate's SAFETRACE(TM) software product and related sales of hardware and software obtained from vendors which accounted for approximately $3.6 million of the increase. In addition, substance abuse test volume increased approximately 6%, from approximately 210,000 tests in 1995 to approximately 222,000 tests in 1996.

    COST OF SALES AND PRODUCT DEVELOPMENT. Cost of sales and product development as a percentage of revenues was 59% in 1996 compared to 48% in 1995. This increase was primarily a result of the following: increased royalty fee expenses based on increased sales of Wyndgate's SAFETRACE(TM) software product licenses; increased sales of hardware and software obtained from vendors priced at lower profit margins than Company developed software sales and increased amortization expense of the capitalized software development costs related to the development of Wyndgate's SAFETRACE(TM) software product.

    GROSS PROFIT. Gross profit as a percentage of revenues was 41% in 1996 compared to 52% in 1995 as a result of the increased costs discussed above.

    PAYROLL AND OTHER. Payroll and other increased $726,000, or 36%, in 1996 compared to 1995. The increase in payroll and other was primarily due to the hiring of additional management personnel together with increases in client service personnel necessary to manage the Company's new customers. Management does not expect significant increases in payroll and other costs for the foreseeable future.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $294,000, or 24%, in 1996 compared to 1995. The increase in general and administrative expenses was attributable primarily to increases in outside contract services, product liability insurance, leased office space and other general administrative expenses which were related to the increase in the number of employees. These expenses were offset by a significant decline in merger and reorganization expenses.

    SALES AND MARKETING. Sales and marketing expenses increased $71,000 or 4% in 1996 compared to 1995. The increase in sales and marketing expenses was primarily due to increased activity in advertising media, trade shows and direct sales including personnel and travel related expenditures for both divisions of the Company. Management expects that there will be increases in sales and marketing expenses if the Company is successful in introducing its new transfusion management information system, the SAFETRACETX(TM) software product.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $1.87 million in 1996 compared to $655,000 in 1995 representing an increase of 185%. The increase in research and development expenses was primarily due to an increase in the number of employees assigned to software and systems development at both divisions of the Company. Management expects research and development expenses to increase as additional software development related to the Company's blood management product line is planned within the next year.

    PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts decreased $137,000, or 56%, in 1996 compared to 1995. The provisions for doubtful accounts in both 1996 and 1995 were generally consistent with management's expectations.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $353,000, in 1996 compared to 1995. The increase in depreciation and amortization is due to the increases in fixed assets.

    INTEREST INCOME (EXPENSE), NET. Net interest expense increased $233,000, or 380%, in 1996 compared to 1995. This increase was primarily due to increases in capital lease financing, interest incurred related to the 10% Notes, and increases in other short-term borrowings. Management used a portion of the net proceeds from its February 1997 offering to repay certain short-term borrowings and the 10% Notes not converted into Common Stock.

    OTHER. Other expenses increased $195,000, or 275%, in 1996 compared to 1995. These expenses included $250,000 provided for potential uncollectability of a note receivable. This $250,000 expense was offset by a $55,000 decrease in losses on disposal of fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had a working capital deficit of approximately $4.3 million as of December 31, 1996 compared with a working capital deficit at December 31, 1995 of approximately $2.2 million. The Company used cash in operating activities of approximately $2.6 million during its fiscal year ended December 31, 1996 compared to approximately $553,000 during its fiscal year ended December 31, 1995. The increase in cash used in operations during fiscal 1996 is attributable primarily to an increase of approximately $1.3 million in accounts receivable and unbilled receivables and an increase in prepaid expenses and other assets of $173,000, offset by increases in accrued liabilities and deferred revenue. The Company used cash in investing activities of approximately $242,000 during fiscal 1996 compared with approximately $191,000 during the comparable period in fiscal 1995. During fiscal 1996, these operating and investing activities were financed primarily from the proceeds of private placements of Common Stock, notes payable and short term borrowing on a line of credit with a bank.

    The Company generated approximately $751,000 from the issuance of notes payable during fiscal 1996 and received net short-term borrowings of
$597,000 for the same period.   Additionally, the Company received proceeds
of approximately $1.74 million from the private placement of its Common Stock after deducting commissions and expenses of $260,000 during the fiscal 1996. During fiscal 1996, the Company also used cash from the financing activities by making approximately $353,000 in principal payments on capital leases and by payment of $486,000 of issuance and distribution costs for the Company's Public Offering.

    Cash provided by financing activities for fiscal 1995 included proceeds from the issuance of common stock of approximately $735,000. Net proceeds for this period from other sources were minimal.

    During January, 1997, the Company borrowed $450,000 from two individuals at 12% interest. These loans were repaid with accrued interest of approximately $5,000 in February, 1997. The proceeds of the loans were used for short-term working capital. In connection with the loans, the Company issued two warrants to purchase 150,000 shares of the Company's Common Stock, exercisable at 85% of the per share price of the shares of Common Stock included in the Units.

    The Company's cash flows have historically been used primarily in investing in software development and working capital needs. The Company is using proceeds from the Company's February 1997 public offering primarily to repay debt, to pay certain accounts payable and accrued expenses, and for research and development, sales and marketing programs, and working capital and general corporate purposes.

    The Company maintained a $1 million line of credit with a bank which matured February 12, 1997. The amount drawn on this line of credit at December 31, 1996 was $970,000. During February 1997, the Company used net proceeds from the Company's February 1997 public offering to repay approximately $970,000 for the $1 million line of credit plus accrued interest of approximately $4,000. A principal stockholder of the Company had personally guaranteed the repayment of the line of credit.

    The Company recognizes the significant impact of accounts receivable on its working capital needs. The substantial increase in revenue from software sales and consulting for the year ended December 31, 1996 have generated corresponding increases in accounts receivable. While management does not believe there are any unusual or material credit risks related to the Company's software sales, the high number of software installations for the Company's customers within a short period of time has created billing and collection delays. Management intends to aggressively pursue more timely billing and collection of accounts receivable to correct these delays.

    The Company incurred a loss of approximately $4.5 million during fiscal 1996. While the Company anticipates that its software revenues will continue to increase in future periods, the Company expects to continue to incur losses until 1998, and possibly thereafter, until its software products are better established in its markets. Management expects that the net proceeds of the Company's February 1997 public offering will enable the Company to meet its liquidity and capital requirements for approximately twelve to eighteen months. There can be no assurance that the Company can generate sufficient revenues, earnings and cash collections from software sales and substance abuse testing sales to satisfy its working capital requirements after such time. The Company's working capital requirements will depend on numerous factors, including progress of the Company's research and development of the SAFETRACETX(TM) software product, other new products, as well as new applications for its present core products, which include both SAFETRACE(TM) and the SAFETRACETX(TM) software products. Additionally, the Company's working capital requirements may depend upon its success in obtaining a FDA 510(k) clearance letter within the next twelve to eighteen months. Failure to receive such clearance letter may require the Company to seek additional financing. The Company may seek financing to meet its working capital requirements through strategic alliances within the Company's industry and through collaborative arrangements with other suppliers to the Company's customers. There can be no assurance, however, that additional funds, if required, will be available from sources historically available to the Company or other sources on favorable terms, if at all.

EFFECT OF INFLATION AND FOREIGN CURRENCY EXCHANGE

    The Company has not experienced unfavorable effects on its results of operations due to currency exchange fluctuations with its foreign customers or material effects upon its results of operations as a result of domestic inflation.

ITEM 7.  FINANCIAL STATEMENTS.
-----------------------------

    The Company's audited financial statements follow the signature page of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

    None.

                                PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
-------------------------------------------------

    (a)(b)    IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND
              SIGNIFICANT EMPLOYEES.

    The following sets forth certain information with respect to the officers and directors of the Company.


Name                    Age                 Position
----                    ---                 --------

Michael I. Ruxin         51       Chairman of the Board, Chief Executive
                                  Officer and a Director since 1989

Joseph F. Dudziak        59       President  and Chief Operating Officer

William J. Collard       55       Secretary, Treasurer, Director since
                                  1995 and Wyndgate President

Gerald F. Willman, Jr.   39       Director since 1995 and Wyndgate
                                  Vice-President

Gregory R. Huls          45       Chief Financial Officer and General
                                  Counsel

    The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.

     The following sets forth biographical information concerning the Company's directors and executive officers for at least the past five years. All of the following persons who are executive officers of the Company are full time employees of the Company.

    MICHAEL I. RUXIN, M.D., the founder of the Company, has been an officer and director of the Company since its incorporation in 1989 and is currently the Chairman and Chief Executive Officer of the Company. From 1982 to 1994, Dr. Ruxin was a director of GeriMed of America, Inc., a private company administering senior health care centers. From 1985 to 1993, Dr. Ruxin was an officer and director of CBL Medical, Inc. ("CBL"), a public company which managed multiple medical groups, including Medcomp Medical Group which was a group of small clinics owned by Dr. Ruxin. CBL focused on providing second opinions on workers compensation claims. Dr. Ruxin left CBL management in 1988 to found the Company although he remained on the board of CBL due to his continued ownership of clinics until 1993. Five years after Dr. Ruxin left CBL management, in 1993, CBL filed a Petition under Chapter 7 of the Federal Bankruptcy Code to liquidate due to a change in the workers compensation regulations in the State of California. Dr. Ruxin received a B.A. degree from the University of Pittsburgh and an M.D. degree from the University of Southern California. Dr. Ruxin is a licensed physician in California and Colorado. He is a member of the American Association of Medical Review Officers.

    JOSEPH F. DUDZIAK has been President and Chief Operating Officer of the Company since June 1995. From January 1993 to June 1995, he was employed as a "site executive" with Analysts International Corporation, a contract consulting firm engaged primarily in development and support of software. From August 1991 to December 1992, he was a self-employed executive consultant, during which time he provided consulting services primarily to The Wyndgate Group, Ltd. in the areas of product development and marketing and the development of a business plan. For the 30 years prior to August 1991, Mr. Dudziak was employed in various capacities (most recently as a group Vice President) by Control Data Corporation ("CDC"), which was involved in the computer systems, software and information management businesses.

    WILLIAM J. COLLARD has been a director and the Secretary/Treasurer of the Company and the President of the Wyndgate division since May 1995. From 1984 to May 1995 he was president and a director of The Wyndgate Group, Ltd., and responsible for directing the sales, operations and research and development efforts of The Wyndgate Group, Ltd. From 1976 to 1984, Mr. Collard was the executive director of Sigma Systems, Inc., a company that provides colleges and other institutions with administrative computer applications. Mr. Collard received a B.S. degree in Business Administration (Finance) and an M.S. degree in Business Administration (Quantitative Methods) from California State University.

    GERALD F. WILLMAN, JR. has been a director of the Company and the Vice President of the Wyndgate division since May 1995. Mr. Willman was director and then a Vice President of The Wyndgate Group, Ltd., from 1984 to 1995 and was responsible for the overall design and development of the products developed by The Wyndgate Group, Ltd., including research of new technologies. Prior to his employment at The Wyndgate Group, Ltd., he was employed as a development team leader at Systems Research, Inc. Mr. Willman received a B.S. degree from Hampden Sydney College and M.B.A. degree from National University.

    GREGORY R. HULS has been the Chief Financial Officer and General Counsel of the Company since October, 1996. From May, 1996 through October, 1996, Mr. Huls was engaged in the private practice of law. From 1993 through 1995, Mr. Huls was a full time student at the University of Denver, College of Law. From 1992 to 1993, Mr. Huls was Senior Vice President and Chief Financial Officer for Comprecare Holdings, Inc., and from 1987 to 1992, Vice President of Finance and Chief Financial Officer for AMISUB (Comprecare), Inc. where he directed the financial, provider contracting and information system functions of that health maintenance organization (HMO). Mr. Huls received a B.S. degree in Business (Accounting) from Indiana University and a J.D. degree from the University of Denver, College of Law. He is also a certified public accountant. He is a member of the American Institute of Certified Public Accountants, the Colorado Society of Certified Public Accountants, and the Colorado and American Bar Associations.

    JOHN D. GLEASON, who served as a director of the Company since 1994, resigned on March 24, 1997.

COMMITTEES

    The Company's Audit/Systems Committee acts as the liaison between the Company and its independent public accountants. Its members consisted of Dr. Ruxin and Mr. Gleason, who recently resigned. The Company will seek to replace Mr. Gleason with another independent director, who will also be appointed to the Audit Committee. The Audit Committee did not hold any meetings during 1996. The Audit/Systems Committee is responsible for reviewing and approving the scope of the annual audit undertaken by the Company's independent accountants and will meet with the accountants to review the progress and results of their work, as well as any recommendations the accountants may offer. The Audit/Systems Committee will also review the fees of the independent accountants and make recommendations to the Board of Directors as to the appointment of the accountants. In connection with the Company's internal accounting controls, the Audit/Systems Committee will review the internal audit procedures and reporting systems in place at the Company and review their accuracy and adequacy with management and with the Company's independent accountants.

    The Company's Compensation Committee, which will recommend compensation levels to the Board of Directors, consists of Dr. Ruxin and Mr. Collard who were recently appointed in such capacity and have not yet met as a committee. The Compensation Committee will review salaries, bonuses, and other forms of compensation for officers and key employees of the Company and its subsidiaries, and will establish salaries, benefits, and other forms of compensation for new employees. Included in the Compensation Committee's responsibility is the issuance of stock bonuses and stock options under the Company's two stock option/bonus plans. In addition, the Compensation Committee will review other matters concerning compensation and personnel as the Board of Directors may request. The Compensation Committee will design the Company's compensation to enable the Company to attract, retain, and reward highly qualified executives, while maintaining a strong and direct link between executive pay, the Company's financial performance, and total stockholder return. The Compensation Committee believes that officers and certain other key employees should have a significant stake in the Company's stock price performance under programs which link executive compensation to stockholder return.

SCIENTIFIC ADVISORY COMMITTEE

    The Board of Directors has established a Scientific Advisory Committee to advise and consult with the Board of Directors as may be requested by the Board from time-to-time. Currently, the Scientific Advisory Committee consists of William C. Dickey, M.D., Cathy Bryan and Ronald O. Gilcher, M.D. It is not presently contemplated that the Scientific Advisory Committee will have formal meetings as a group. The members of the Scientific Advisory Committee will not receive any cash compensation from the Company for serving in that capacity, but each will be reimbursed for any expenditures incurred on behalf of the Company. In connection with their appointment to the Scientific Advisory Committee, in January, 1996, Dr. Dickey, Ms. Bryan and Dr. Gilcher were issued options to purchase 2,500, 1,000 and 1,000 shares, respectively, of the Company's Common Stock, exercisable at $3.75 per share, which options vest over a five year period and are exercisable until January, 2006.

    WILLIAM C. DICKEY, M.D., CHAIRMAN OF THE SCIENTIFIC ADVISORY
COMMITTEE, has been the Medical Director, Chief Executive Officer and President of the Belle Bonfils Memorial Blood Center, Denver, Colorado since July 1990. From 1972 to 1974, he was the Director of the Blood Bank for Irwin Army Hospital, located in Texas, and from 1974 to 1991, he was the Director of the Blood Bank for St. Anthony Hospital, Denver, Colorado. He graduated from the University of Denver with a B.S. degree and received his M.D. degree from the University of Colorado School of Medicine. He was certified by the American Board of Pathology for Anatomic and Clinical Pathology in 1972, and is licensed to practice medicine in Colorado and Kansas.

    CATHY BRYAN has been the Chief Executive Officer, Administrator and
FDA Responsible Head for the Blood Bank of the Redwoods, Santa Rosa, California, since July 1987. She received a B.A. degree in social sciences from San Jose State University. She was one of the founders of the Blood Centers of California, of which she served as a Director (1987) and President (1994), and is a member of the California Blood Bank Society, of which she served as Chairman of the Administrator Program from 1992 - 1994, and the American Association of Blood Banks.

    RONALD O. GILCHER, M.D. has been the President and Chief Executive Officer of the Sylvan N. Goldman Center, Oklahoma Blood Institute, Oklahoma City, Oklahoma, since 1990 and was the director thereof from 1979 to 1990.
 He served in the U.S. Army Medical Corps at Walter Reed Army Institute of Research, Washington, D.C. from 1968 - 1971, and from 1971 to the present, has been an assistant or associate professor at the University of Pittsburgh School of Medicine (1971-1979) and an adjunct professor and clinical associate professor at the University of Oklahoma School of Medicine (1979 to present). Dr. Gilcher graduated from the University of Pittsburgh with a B.S. degree in chemistry, and received his M.D. degree from Jefferson Medical College. He was certified by the American Board of Internal Medicine for Internal Medicine (1969 and 1977) and by the American Board of Internal Medicine for Hematology (1972), and is licensed to practice medicine in the states of Pennsylvania, Oklahoma and California.

SIGNIFICANT EMPLOYEES

    The following employees make a significant contribution to the business of the Company:

    BART K. VALDEZ, age 33, has been the Director of Operations for DataMed since October, 1996. He was Director of Finance and Operations and also acted as the Principal Financial Officer for the Company from June 1995 through mid-October 1996. Mr. Valdez functions under the direct supervision of the President and is accountable for the effective operations of the account management team, medical review, data management, vendor management and information systems departments. From 1989 to joining the Company in 1995, he was employed by Baxter International, Inc., a medical supply and manufacturing company, most recently as Regional Director of Operations for the Mountain Region. Mr. Valdez received a B.S. degree in Management from Colorado State University and a M.B.A. degree from the University of Colorado.

    L.E. "GENE" MUNDT, age 58, has been the Senior Vice President for Wyndgate since February, 1996, where he is responsible for medical applications. Prior to joining Wyndgate, from 1967 to 1996, Mr. Mundt was employed by Control Data Systems, Inc., a computer hardware and software manufacturer, most recently as the Director, Integration and Consulting Services, Central Region, North and South America Operations. Mr. Mundt received a Bachelors degree in Math from the University of Iowa.

    (c)  FAMILY RELATIONSHIPS.

    There are no family relationships among any of the Company's officers and directors.

    (d)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

    Other than as discussed above with respect to Michael I. Ruxin, no officer, director, significant employee, promoter or control person of the Company has been involved in any event of the type described in Item 401(d) of Regulation S-B during the past five years.

    (e)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company, during the fiscal year ended December 31, 1996, no officer, director or beneficial owner of more than ten percent of the Company's Common Stock failed to file reports on Forms 3 or 4 on a timely basis. These reports were not required to be filed during the Company's most recent fiscal year because the Company did not become a reporting company under the Securities Exchange Act of 1934 until February 1997.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

    SUMMARY COMPENSATION TABLE.

    The following table sets forth information regarding compensation paid to the Company's CEO and the other executive officers of the Company who received in excess of $100,000 of salary and bonus from the Company during the year ended December 31, 1996:


                        Annual Compensation                Long Term Compensation
                   -----------------------------  ---------------------------------------

Name and Principal   Year   Salary    Bonuses($)   Restricted   Options/    All Other
    Position         ----   ------    ---------   Stock Awards    SARS    Compensation
    --------                                      ------------    ----    -------------
Michael I. Ruxin,    1996   $195,000      -0-         -0-          -0-      $ 16,520(1)
Chairman and CEO     1995   $190,000      -0-         -0-          -0-      $ 16,520(1)
                     1994   $180,000      -0-         -0-          -0-      $  8,216(2)

Joseph F. Dudziak,   1996   $110,000      -0-         -0-       25,000(3)   $  4,800(4)
President and COO    1995   $105,000      -0-         -0-      100,000(3)   $  4,800(4)
                     1994      -0-        -0-         -0-          -0-      $    -0-

William J. Collard,  1996   $100,000      -0-         -0-          -0-      $188,400(5)
Secretary/Treasurer  1995   $100,000      -0-         -0-          -0-      $ 30,400(5)
 and Director,       1994   $ 75,000    $100(6)       -0-          -0-      $    -0-
Wyndgate President

________________________

(1) Dr. Ruxin receives $5,000 per annum in life insurance premiums and a $960 per month car allowance.
(2) Dr. Ruxin received a car allowance of $368 per month, and $3,800 in life insurance premiums.
(3) In June 1995, Mr. Dudziak received options to purchase 100,000 shares exercisable at $2.45 per share. In September 1996, Mr. Dudziak received options to purchase 25,000 shares exercisable at $2.50 per share. These options vest at the rate of 20% per year. No value has been attributed to these options since the exercise price was the estimated fair value of the Company's shares at the time of grant.
(4)   Mr. Dudziak receives $400 per month car allowance.
(5) Mr. Collard receives a $450 per month car allowance. In 1995, Mr. Collard received $25,000 under his non-compete agreement. In 1996, Mr. Collard received $175,000 under his non-compete agreement and reimbursement for a vacation in the approximate amount of $8,000.
(6)   In 1994, Mr. Collard received a performance bonus of $100.

STOCK OPTION PLAN

    The Company has adopted an Amended and Restated Stock Option Plan (the "Plan") which provides for the issuance of options to purchase up to 1,234,279 shares of Common Stock to employees, officers, directors and consultants of the Company. The purposes of the Plan are to encourage stock ownership by employees, officers, directors and consultants of the Company so that they may acquire or increase their proprietary interest in the Company, to (i) reward employees, officers, directors and consultants for past services to the Company and (ii) encourage such persons to become employed by or remain in the employ of or otherwise continue their association with the Company and to put forth maximum efforts for the success of the business of the Company.

    The Plan is administered by a Committee consisting of the Board of Directors or Compensation Committee, if appointed. At its discretion, the Committee may determine the persons to whom Options may be granted and the terms thereof. As noted above, the Committee may issue options to the Board.

    The terms of any Options granted under the Plan are not required to be identical as long as they are not inconsistent with the express provisions of the Plan. In addition, the Committee may interpret the Plan and may adopt, amend and rescind rules and regulations for the administration of the Plan.

    Options may be granted as incentive stock options ("Incentive
Options") intended to qualify for special treatment under the Internal Revenue Code of 1986, as amended (the "Code"), or as non-qualified stock options ("Non-Qualified Options") which are not intended to so qualify. Only employees of the Company are eligible to receive Incentive Options. The period during which Options may be exercised may not exceed ten years. The exercise price for Incentive Options may not be less than 100% of the fair market value of the Common Stock on the date of grant; except that the exercise price for Incentive Options granted to persons owning more than 10% of the total combined voting power of the Common Stock may not be less than 110% of the fair market value of the Common Stock on the date of grant and may not be exercisable for more than five years. The exercise price for Non-Qualified Options may not be less than 85% of the fair market value of the Common Stock on the date of grant. The Plan defines "fair market value" as the last sale price of the Company's Common Stock as reported on a national securities exchange or on the NASDAQ NMS or, if the quotation for the last sale reported is not available for the Company's Common Stock, the average of the closing bid and asked prices of the Company's Common Stock as reported by NASDAQ or on the electronic bulletin board or, if none, the National Quotation Bureau, Inc.'s "Pink Sheets" or, if such quotations are unavailable, the value determined by the Committee in accordance with its discretion in making a bona fide, good faith determination of fair market value.

    The Plan contains provisions for proportionate adjustment of the number of shares issuable upon the exercise of outstanding Options and the exercise price per share in the event of stock dividends, recapitalizations resulting in stock splits or combinations or exchanges of shares.

    In the event of the proposed dissolution or liquidation of the Company, or any corporate separation or division, including, but not limited to, split-up, split-off or spin-off, merger or consolidation of the Company with another company in which the Company is not the survivor, or any sale or transfer by the Company of all or substantially all its assets or any tender offer or exchange offer for or the acquisition, directly or indirectly, by any person or group for more than 50% of the then outstanding voting securities of the Company, the Committee may provide that the holder of each Option then exercisable will have the right to exercise such Option (at its then current Option Price) solely for the kind and amount of shares of stock and other securities, property, cash or any combination thereof receivable upon such dissolution, liquidation, corporate separation or division, merger or consolidation, sale or transfer of assets or tender offer or exchange offer, by a holder of the number of shares of Common Stock for which such Option might have been exercised immediately prior to such dissolution, liquidation, or corporate separation or division, merger or consolidation, sale or transfer of assets or tender offer or exchange offer; or in the alternative the Committee may provide that each Option granted under the Plan will terminate as of a date fixed by the Committee; provided, however, that not less than 30 days written notice of the date so fixed will be given to each recipient, who will have the right, during the period of 30 days preceding such termination, to exercise the Option to the extent then exercisable. To the extent that Section 422(d) of the Code would not permit this provision to apply to any outstanding Incentive Options, such Incentive Options will immediately upon the occurrence of the dissolution or liquidation, etc., be treated for all purposes of the Plan as Non-Qualified Options and shall be immediately exercisable as such.

    Except as otherwise provided under the Plan, an Option may not be exercised unless the recipient then is an employee, officer or director of or consultant to the Company or a subsidiary of or parent to the Company, and unless the recipient has remained continuously as an employee, officer or director of or consultant to the Company since the date of grant of the Option.

    If the recipient ceases to be an employee, officer or director of, or consultant to, the Company or a subsidiary or parent to the Company (other than by reason of death, disability or retirement), other than for cause, all Options theretofore granted to such recipient but not theretofore exercised will terminate three months after the date the recipient ceased to be an employee, officer or director of, or consultant to, the Company.

    If the recipient ceases to be an employee, officer or director of, or consultant to, the Company or a subsidiary or parent to the Company by reason of termination for cause, all Options theretofore granted to such recipient but not theretofore exercised will terminate thirty days after the date the recipient ceases to be an employee, officer or director of, or consultant to, the Company.

    If a recipient dies while an employee, officer or director of or a consultant to the Company, or if the recipient's employment, officer or director status or consulting relationship, shall terminate by reason of disability or retirement, all Options theretofore granted to such recipient, whether or not otherwise exercisable, unless earlier terminated in accordance with their terms, may be exercised by the recipient or by the recipient's estate or by a person who acquired the right to exercise such Options by bequest or inheritance or otherwise by reason of the death or disability of the recipient, at any time within one year after the date of death, disability or retirement of the recipient; provided, however, that in the case of Incentive Options such one-year period will be limited to three months in the case of retirement.

    Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act of 1974, or the rules thereunder. Options may be exercised, during the lifetime of the recipient, only by the recipient and thereafter only by his legal representative.

    The Committee may suspend, terminate, modify or amend the Plan, but without shareholder approval the Board may not materially increase the number of shares as to which Options may be granted, change the eligibility requirements for persons entitled to participate in the Plan or materially increase the benefits to be received by any participant under the Plan.
The Board may not adversely affect any Option previously granted without the consent of the participant. Unless sooner terminated, the Plan will expire on May 31, 2000.

    (c)  OPTION/SAR GRANTS TABLE.

     The following table sets forth certain information regarding options to purchase shares of Common Stock issued to executive officers of the Company during the fiscal year ended December 31, 1996:

                          OPTION GRANTS IN 1996


                        Number of     % of Total
                       Securities     Options
                       Underlying     Granted to
                         Options      Exployees     Exercise  Expiration
Name                     Granted       in 1996       Price      Date
----                     -------       -------       -----      ----
Joseph F.  Dudziak      25,000(1)       10.8%        $2.50     09/30/06
____________
(1) Options to purchase 5,000 shares vest each year Mr. Dudziak remains in the employ of the Company, beginning September 30, 1997 and continuing each September 30 thereafter. Once vested, the options are exercisable for a ten year period.

    There were no options exercised during the last fiscal year by the Company's executive officers, and no value has been ascribed to their unexercised options at December 31, 1996 as there was no public market for the Company's Common Stock.

    (d)  AGGREGATED OPTION/SAR EXERCISE AND FISCAL YEAR-END OPTION/SAR
         VALUE TABLE.

    Not applicable.

    (e)  TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE.

    Not applicable.

    (f)  COMPENSATION OF DIRECTORS.

    STANDARD ARRANGEMENTS.

    Members of the Company's Board of Directors are not compensated in their capacities as Board Members. However, the Company reimburses all of its officers, directors and employees for accountable expenses incurred on behalf of the Company. Currently, the Company does not pay any directors fees for attendance at board meetings.

    OTHER ARRANGEMENTS. The Company has no other arrangements pursuant to which any director of the Company was compensated during the year ended December 31, 1996, for services as a director.

    (g)  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
         CHANGE-IN-CONTROL ARRANGEMENTS.

    The Company has entered into an employment agreement with Dr. Ruxin for a period of five years commencing May 24, 1995. The initial term of this agreement can be extended at the close of the second year for an additional two years beyond the initial term (creating a term of seven years from May 24, 1995). Under the agreement, Dr. Ruxin receives a salary of $190,000 per year and certain other fringe benefits. Dr. Ruxin's employment agreement includes a cost-of-living increase at the rate of 2 1/2% per annum, plus any other increase which may be determined from time to time at the discretion of the Company's Board of Directors. Pursuant to the employment agreement, Dr. Ruxin is provided with a car on such lease terms to be determined by the Company, provided that the monthly operating costs (including lease payments) to be paid by the Company will not exceed $960. The agreement also includes a covenant not to compete for which Dr.
Ruxin was to be paid a lump sum of $115,000 on January 1, 1996.   No
payments have been made in connection with the covenant not to compete.
The covenant not to compete will terminate the later of five years from the date of the agreement or the term of the agreement; hence, the Company will not receive any benefit from the covenant not to compete unless the agreement is terminated prior to May 24, 2000. Dr. Ruxin has now agreed that such payment will have to be made only if and when the Company has sufficient cash flow, as determined by the Board of Directors. Proceeds from this offering will not be used to make any payments in connection with the covenant not to compete. Dr. Ruxin's employment under the employment agreement may be terminated by Dr. Ruxin upon the sale by the Company of substantially all of its assets, the sale, exchange or other disposition of at least 40% of the outstanding voting shares of the Company, a decision by the Company to terminate its business and liquidate its assets, the merger or consolidation of the Company with another entity or an agreement to such a merger or consolidation or any other type of reorganization, or if the Company makes a general assignment for the benefit of creditors, files for voluntary bankruptcy or if a petition for the involuntary bankruptcy of the Company is filed in which an order for relief is entered and remains in effect for a period of thirty days or more, or if the Company seeks, consents to, or acquiesces in the appointment of a trustee, receiver or liquidator of the Company or any material part of its assets. Dr. Ruxin's employment under the employment agreement also may be terminated by reason of Dr. Ruxin's death or disability or for cause as set forth in the employment agreement. If the agreement is terminated by the Company for any reason other than cause or permanent disability, the Company must pay Dr. Ruxin a lump sum severance payment of $2.5 million.

    On May 24, 1995, the Company also entered into a five year employment agreement with William J. Collard which contains the same extension provision and reasons for termination as does Dr. Ruxin's agreement, and provides for an annual salary of $100,000. Mr. Collard's employment agreement includes a cost-of-living increase at the rate of 2 1/2% per annum, plus any other increase which may be determined from time to time at the discretion of the Company's Board of Directors. Mr. Collard's agreement also contains a covenant not to compete, with payments of $100,000 for the covenant to have been made on January 1, 1996 and May 24, 1996, respectively. Aggregate payments of $200,000 were made as follows:
$25,000 in December, 1995; $75,000 in January, 1996; and $100,000 in May,
1996. The covenant not to compete will terminate the later of five years from the date of the agreement or the term of the agreement; hence, the Company will not receive any benefit from the covenant not to compete unless the agreement is terminated prior to May 24, 2000. If Mr. Collard's agreement is terminated by the Company for any reason other than cause or permanent disability, the Company must pay him a lump sum severance payment of $2.5 million. Mr. Collard also receives a car allowance of $450 per month.

    The Company also has an employment agreement with Gerald F. Willman, Jr. which contains an extension provision for the term of the agreement and reasons for termination similar to those of Dr. Ruxin and Mr. Collard with an annual salary of $95,000, except the initial term is for three years commencing May 24, 1995 and the extension is for an additional two years. Mr. Willman's employment agreement includes a cost-of-living increase at the rate of 2 1/2% per annum, plus any other increase which may be determined from time to time in the discretion of the Company's Board of Directors. The employment agreement requires that if he is terminated by the Company for any reason other than cause or permanent disability, the Company must pay Mr. Willman a lump sum severance payment of $1.0 million.

    On June 28, 1995, the Company entered into an employment agreement with Joseph F. Dudziak for a two year term pursuant to which Mr. Dudziak earns a salary of $105,000 per year. Mr. Dudziak's employment agreement contains the same reasons for termination as the other employment agreements described above, but does not include the same extension provision or an annual cost-of-living increase. However, if increased, his salary may not be decreased thereafter during the term of the agreement without Mr. Dudziak's consent. If Mr. Dudziak's employment is terminated by the Company for any reason other than for cause or permanent disability, the Company is required to pay Mr. Dudziak his salary and benefits for the full two years. Mr. Dudziak is entitled to certain incentive compensation based on the Company's pre-tax profits for 1996. The agreement also grants Mr. Dudziak options to purchase an aggregate of 100,000 shares of the Company's Common Stock. Subject to early vesting in certain circumstances, the options vest over a five year period at the rate of 20% per year and are exercisable at $2.45 per share, which was the estimated fair value of the shares at the time of grant. Mr. Dudziak receives a car allowance of $400 per month. The Company has agreed to pay Mr. Dudziak approximately $25,000 for moving expenses which have not been paid as of the date of this Prospectus.

    On February 8, 1996, the Company entered into an employment agreement with L. E. "Gene" Mundt for a three year term pursuant to which Mr. Mundt earns a salary of $95,000 per year. Mr. Mundt's employment agreement contains the same reasons for termination as the other employment agreements described above, but does not include an extension provision or an annual cost-of-living increase. If Mr. Mundt's salary is increased, it may not be decreased thereafter during the term of the agreement without Mr. Mundt's consent. If Mr. Mundt's employment is terminated for any reasons other than for cause or permanent disability, the Company is required to pay Mr. Mundt his salary and benefits for the full three year period. Mr. Mundt is entitled to certain incentive compensation based on the Company's pre-tax profits for 1996. The agreement also grants Mr. Mundt options to purchase an aggregate of 75,000 shares of the Company's Common Stock at an exercise price of $3.75 per share which was the estimated fair value of the shares at the time of grant. Under the terms of the agreement, Mr. Mundt receives non-qualified stock options to purchase 25,000 shares of Common Stock which are exercisable for ten years from the date of the agreement and incentive stock options to purchase 50,000 shares of common stock which, subject to early vesting in certain circumstances, vest over a five year period at the rate of 20% per year. Mr. Mundt receives a car allowance of $400 per month. During 1996, the Company paid Mr. Mundt approximately $42,000 for moving expenses.

    The Company also has an employment agreement with Bradley V. Maberto which contains an extension provision for the term of the agreement and reasons for termination similar to those of Mr. Willman. The agreement provides for an annual salary of $55,000. The initial term for the agreement is three years commencing on May 24, 1995 and the extension is for an additional two years. Mr. Maberto's employment agreement includes a cost-of-living increase at the rate of 2 1/2% per annum, plus any other increase which may be determined from time to time in the discretion of the Company's Board of Directors. The agreement requires that if Mr. Maberto is terminated by the Company for any reason other than cause or permanent disability, the Company must pay Mr. Maberto a lump sum severance payment of $1.0 million.

    On October 14, 1996, the Company hired Gregory R. Huls as Chief Financial Officer and General Counsel for the Company. According to the terms of his employment arrangement, which has not yet been reduced to a written employment agreement, Mr. Huls is to receive an annual salary of $95,000 and an annual automobile allowance of $4,800. In addition, Mr. Huls was granted incentive stock options to purchase 75,000 shares, which vest over a five year period at 20% per year and are exercisable at $2.50 per share, and the Company agreed to pay the premium on a $15,000 life insurance policy for Mr. Huls.

    (h)  REPORTING ON REPRICING OF OPTIONS/SARS.

    Not Applicable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

    (a)(b)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.

    The following table sets forth, as of the date hereof, the ownership of the Company's Common Stock by (i) each director and executive officer of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all persons known by the Company to beneficially own more than 5% of the Company's Common Stock.


Name and Address                  Amount and Nature of
of Shareholder                  Beneficial Ownership (1)   Percent of Class
--------------                  ------------------------   ----------------

Michael I. Ruxin, M.D.(1) (9)            906,250(2)             11.1%
12600 W. Colfax
Suite A-500
Lakewood, CO  80215

Joseph F. Dudziak(1)                      46,914(3)              0.6%
12600 W. Colfax Ave.
Suite A-500
Lakewood, CO  80215

William J. Collard(1) (9)                613,006(4)(5)           7.5%
11121 Sun Center Drive
Suite C
Rancho Cordova,  CA  95670

Gerald F. Willman, Jr.(1) (9)            882,514(6)             10.9%
11121 Sun Center Drive
Suite C
Rancho Cordova, CA  95670

Gregory R. Huls(1)                           -0-(7)              -0-%
12600 W. Colfax Ave.
Suite A-500
Lakewood, CO  80215

Lori J. Willman(1) (9)                   882,514(8)             10.9%
11121 Sun Center Drive
Suite C
Rancho Cordova, CA  95670

All Directors and
Executive Officers as
a group (5 persons)                    2,448,684                29.9%

____________________
(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.
(2) Includes 6,250 shares underlying warrants issued in connection with the purchase of the 10% Notes.
(3) Includes options exercisable from June 28, 1996 until June 27, 2006 to purchase 20,000 shares at $2.45 per share, 13,333 shares underlying
    10% Notes purchased by Joseph F. Dudziak in the principal amount of $50,000, and 1,081 shares from accrued interest on the 10% Notes and 12,500 shares underlying warrants issued in connection with the purchase of the 10% Notes. Does not include 105,000 shares underlying the unvested portion of Mr. Dudziak's options.
(4) Includes 15,000 shares underlying warrants issued in connection with the purchase of the 10% Notes.
(5) William J. Collard has granted individual options to an employee of Wyndgate to purchase all or any part of 1,633 of his shares of the Company, exercisable until September 21, 2005.
(6) Includes 346,481 shares owned by Lori J. Willman, the spouse of Gerald
    F. Willman, Jr. Gerald F. Willman, Jr. has granted individual options to certain employees of Wyndgate to purchase all or any part of 109,434 of his shares of the Company, exercisable until September 21, 2005.
(7) Does not include 75,000 shares underlying the unvested portion of Mr. Huls' option.
(8) Includes 536,033 shares owned by Gerald F. Willman, Jr., the spouse of Lori J. Willman.
(9) On November 14, 1996, Michael I. Ruxin, William J. Collard, Gerald F. Willman, Jr., Lori J. Willman, Timothy J. Pellegrini and Gordon Segal (collectively, the "Shareholders") entered into a Proxy and Right of First Refusal Agreement (the "Shareholders Agreement") with ODSI pursuant to which each of the Shareholders granted an irrevocable proxy to ODSI to vote their shares of the Company's Common Stock (i) in favor of a proposal to approve any definitive agreement between the Company and ODSI relating to the Technology, or (ii) on any other proposal relating to the sale of any of the stock of the Company or all or substantially all of the assets of the Company or any of the Technology, unless prior to the date of the shareholders' meeting, the definitive agreement has been terminated under certain conditions. Unless earlier terminated, the proxy granted by each of the Shareholders expires November 14, 1997. Each of the Shareholders also granted ODSI a right of first refusal to purchase the Shareholder's shares until November 14, 1997, in the event such Shareholder proposes to transfer, dispose of, or otherwise sell such Shareholder's shares to any third party or grant to any third party an option or other right to buy any shares of the Company's Common Stock held by such Shareholder. See ITEM 1. DESCRIPTION OF BUSINESS - WYNDGATE TECHNOLOGIES DIVISION - AGREEMENTS WITH ORTHO DIAGNOSTIC SYSTEMS INC.

    (c)  CHANGES IN CONTROL.

    With the exception of the ODSI agreements, there are no understandings, arrangements or agreements known by management at this time which would result in a change in control of the Company. See ITEM 1. DESCRIPTION OF BUSINESS - WYNDGATE TECHNOLOGIES DIVISION - AGREEMENTS WITH ORTHO DIAGNOSTIC SYSTEMS, INC.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

    (a)(b)    TRANSACTIONS WITH MANAGEMENT AND OTHERS.

    On May 5, 1995, the shareholders of the Company approved a loan in the amount of $161,500, with interest at 8% per annum, made by the Company to Sonya M. Levine, the wife of Michael I. Ruxin, in 1994, which had not previously been approved by the shareholders in accordance with Colorado corporate law. Effective June 30, 1995, the Company forgave Ms. Levine's note in consideration of the forgiveness of a note payable by the Company to Dr. Ruxin in the same amount and at the same interest rate as Ms. Levine's note.

    In May 1996, Gordon Segal, a beneficial owner of over 5% of the outstanding Common Stock of the Company, and Michael I. Ruxin, William J. Collard, Joseph F. Dudziak and Bart K. Valdez, officers and directors of the Company, purchased 10% Notes in the principal amounts of $25,000, $25,000, $60,000, $50,000 and $11,200, respectively, in the 10% Note offering by the Company. Drs. Segal and Ruxin and Messrs. Collard, Dudziak and Valdez were also issued warrants to purchase 6,250, 6,250, 15,000, 12,500 and 2,800 shares of the Company's Common Stock, respectively, at $3.75 per share in connection with their purchase of the 10% Notes. The purchases of the 10% Notes were on the same terms and conditions as purchases by non-affiliates. In March 1997, Drs. Segal and Ruxin, and Messrs. Collard and Valdez were repaid the principal amounts of their 10% Notes, plus interest thereon. Joseph F. Dudziak converted his 10% Note, plus the accrued interest thereon, into a total of 14,414 shares of Common Stock ($3.75 per share).

    The Board of Directors of the Company has adopted resolutions that no business transaction, loan or advance will be made by the Company to any officer, director or holder of more than 5% of the Company's Common Stock, or any affiliate thereof, unless it has been established that a bona fide business purpose exists, that all future transactions between the Company and its officers, directors, or principal shareholders, or any affiliate of any of such person, must be approved or ratified by a majority of the disinterested directors of the Company, and the terms of such transaction must be no less favorable to the Company than could have been realized by the Company in an arms-length transaction with an unaffiliated person. The Company believes that all ongoing transactions with the Company's affiliates are on terms no less favorable than could be obtained from unaffiliated third parties.

    The Board of Directors of the Company has also adopted a resolution that provides that the areas of business in which the Company shall be interested for the purpose of the doctrine of corporate opportunities shall be the business of information management software products and services. Any business opportunity which falls within such areas of interest must be brought to the attention of the Company for acceptance or rejection prior to any officer or director of the Company taking advantage of such opportunity. Any business opportunity outside such areas of interest may be entered into by any officer or director of the Company without the officer or director first offering the business opportunity to the Company.

     Dr. Ruxin personally guaranteed the Company's $1 million line of credit which was repaid from proceeds of the Company's February 1997 public offering and various leases totaling approximately $1.2 million.

    In June 1995, the Company agreed to pay approximately $20,000 in tax liability incurred by the shareholders of The Wyndgate Group, Ltd. (an "S" corporation) in connection with the merger between The Wyndgate Group, Ltd. and the Company.

    (c)  PARENTS OF THE COMPANY.

    The parents of the Company are Michael I. Ruxin, William J. Collard, Gerald F. Willman, Jr. and Lori J. Willman. See ITEM II (a)(b) for the percentage of securities owned by each such person.

    (d)  TRANSACTIONS WITH PROMOTERS.

    See (a) (b) above.

                                 PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.
----------------------------------------------------------------

    (a)  The following documents are filed as a part of this Form 10-KSB:

         Consolidated Financial Statements of Global Med Technologies,
         Inc.:

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets - December 31, 1996 and 1995

         Consolidated Statement of Operations - Years ended December 31, 1996 and 1995

         Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1996 and 1995

         Consolidated Statement of Cash Flows - Years ended December 31, 1996 and 1995

         Notes to Consolidated Financial Statements - December 31, 1996
         and 1995

         Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Number                       Description
------                       -----------

3.1      Amended and Restated Articles of Incorporation, filed June 2,
         1995 (1)

3.2 Articles of Amendment to the Articles of Incorporation, filed March 5, 1996 (1)

3.3      Articles of Amendment to the Articles of Incorporation, filed May
         30, 1996 (1)

3.4      Bylaws, as amended (1)

4.1      Form of Representative's Warrants to Purchase Units (1)

4.2      Form of Class A Common Stock Purchase Warrant Certificate (1)

4.3 Specimen copy of stock certificate for Common Stock, $.01 par value (1)

10.1 Lease Agreement, dated April 15, 1992, and Lease Addendums, dated April 8, 1992 and October 21, 1994 (1)

10.2     Lease Agreement, dated July 19, 1995, and Lease Addendum (1)

10.3 Employment Agreement, dated May 24, 1995. between the Registrant and Michael I. Ruxin, as amended July 8, 1995, August 1, 1995, September 21, 1995 and July 15, 1996 (1)

10.4 Employment Agreement, dated May 24, 1995, between the Registrant and William J. Collard, as amended July 22, 1996 (1)

10.5 Employment Agreement, dated June 28, 1995, between the Registrant and Joseph F. Dudziak (1)

10.6 Employment Agreement, dated February 8, 1996, between the Registrant and L.E. "Gene" Mundt (1)

10.7 Amended and Restated Stock Option Plan, as amended on May 5, 1995, May 29, 1996 and December 11, 1996 (1)

10.8     Voting Agreement, dated May 23, 1995 (1)

10.9 Shareholders' Agreement dated August 16, 1991, as amended on May 5, 1995 September 1996, June 24, 1996, July 25, 1996, Consent and Waiver, dated July 12, 1996, and Rescission of Shareholder's Agreement, dated June 22, 1996 (1)

10.10 Agreement dated April 8, 1996, between the Registrant and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.11    Form of Drug Testing Service Contract (1)

10.12    Form of License Agreements (1)

10.13 Warrant Agreement, dated February 11, 1997, between Global Med Technologies, Inc. and American Securities Transfer & Trust, Inc.
         (1)

10.14 Exclusivity and Software Development Agreement, dated November 14, 1996, between and among Global Med Technologies, Inc. and Ortho Diagnostic Systems Inc. (1)

10.15 Amendment, dated November 14, 1996, to Agreement dated April 8, 1996, between the Registrant and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.16 Amendment, dated January 14, 1997, to Agreement dated April 8, 1996, between the Registrant and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

11       Statement re: Computation of Per Share Earnings (1)

21       Subsidiaries of the Company (1)

27       Financial Data Schedule (1)

99 Proxy and Right of First Refusal Agreement, dated November 14, 1996, between and among Ortho Diagnostic Systems Inc. and Michael I. Ruxin, William J. Collard, Gerald F. Willman, Jr., Lori J. Willman, Timothy J. Pellegrini and Gordon Segal (1)
________________
(1) The documents identified are incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-11723).

    (b) During the last quarter of the period covered by this report, the Company did not file any Reports on Form 8-K.

    (c) Required exhibits are attached hereto or are incorporated by reference and are listed in Item 13(a)(3) of this Report.

    (d) Required financial statements are attached hereto and are listed in Item 13 of this Report.

                               SIGNATURES
                               ----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 27, 1997             GLOBAL MED TECHNOLOGIES, INC.



                                  By /s/ Michael I. Ruxin
                                   ------------------------------------
                                     Michael I. Ruxin, Chairman and
                                     Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                   Title                     Date
----------                   -----                     ----

/s/ Michael I. Ruxin         Chairman of the Board     March 27, 1997
---------------------------  of Directors, Principal
Michael I. Ruxin             Executive Officer and
                             Director

/s/ Joseph F. Dudziak        President and Chief       March 27, 1997
---------------------------  Operating Officer
Joseph F. Dudziak


/s/ Gregory R. Huls          Chief Financial Officer   March 27, 1997
---------------------------  and General Counsel
Gregory R. Huls


/s/ William J. Collard       Secretary/Treasurer and   March 27, 1997
---------------------------  Director
William J. Collard


/s/ Gerald F. Willman, Jr.   Director                  March 27, 1997
---------------------------
Gerald F. Willman, Jr.

                               CONSOLIDATED FINANCIAL STATEMENTS

                               GLOBAL MED TECHNOLOGIES, INC.
                               (FORMERLY GLOBAL DATA TECHNOLOGIES, INC.)


                               YEARS ENDED DECEMBER 31, 1996 AND 1995
                               WITH REPORT OF INDEPENDENT AUDITORS

                     Global Med Technologies, Inc.

                   Consolidated Financial Statements


                Years ended December 31, 1996 and 1995





                               CONTENTS

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . .F-1

Consolidated Financial Statements

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . .F-2
Consolidated Statements of Operations. . . . . . . . . . . . . . . . .F-4
Consolidated Statements of Stockholders' Equity (Deficit)  . . . . . .F-5
Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . .F-6
Notes to Consolidated Financial Statements . . . . . . . . . . . . . .F-8

                    Report of Independent Auditors

Board of Directors
Global Med Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Global Med Technologies, Inc. (formerly Global Data Technologies, Inc.) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Med Technologies, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                   /s/ ERNST & YOUNG LLP
                                   ----------------------------
                                   Ernst & Young LLP
Denver, Colorado
March 11, 1997

                     Global Med Technologies, Inc.

                      Consolidated Balance Sheets
                            (In thousands)



                                                      DECEMBER 31
                                                  1996           1995
                                                ------------------------
Assets
Current assets:
  Cash and cash equivalents                     $    489       $    422
  Accounts receivable-trade, net of
    allowance for uncollectible
    accounts of $150 and $200 in 1996
    and 1995, respectively                         1,812            608
  Unbilled receivables, net of
    allowance for uncollectible
    accounts of $150 and $100 in 1996
    and 1995, respectively                           411            307
  Prepaid expenses and other assets                  196             23
  Deferred offering costs                            486              -
                                                ------------------------
Total current assets                               3,394          1,360

Equipment and fixtures, at cost:
  Furniture and fixtures                             195            206
  Machinery and equipment                            361            432
  Computer hardware and software                   1,213            724
                                                ------------------------
                                                   1,769          1,362
  Less accumulated depreciation and
    amortization                                    (540)          (404)
                                                ------------------------
                                                   1,229            958

Capitalized software development costs,
  less accumulated amortization of $163
  and $66 in 1996 and 1995, respectively             376            403



                                                ------------------------
Total assets                                    $  4,999       $  2,721
                                                ========================

                     Global Med Technologies, Inc.

               (In thousands, except par value amounts)


                                                      DECEMBER 31
                                                  1996           1995
                                                ------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                              $  1,967       $  1,457
  Accrued expenses                                 1,278            297
  Accrued payroll                                    362            188
  Accrued compensated absences                       382            261
  Noncompete accrual                                 150            325
  Unearned revenue                                 1,359            271
  Short-term debt                                  1,097            500
  Notes payable (including $181 to
    related parties)                                 651              -
  Current portion of capital lease
    obligations                                      415            233
                                                ------------------------
Total current liabilities                          7,661          3,532

Capital lease obligations,
  less current portion                               698            648

Commitments and contingencies

Stockholders' deficit
  Preferred stock, $.01 par value:
    Authorized shares - 10,000
    None issued or outstanding                         -              -
  Common stock, $.01 par value:
    Authorized shares - 40,000
    Issued and outstanding shares - 4,994
      and 3,949 at December 31,
      1996 and 1995, respectively                     50             39
  Additional paid-in capital                       4,282          1,702
  Accumulated deficit                             (7,692)        (3,200)
                                                ------------------------
Total stockholders' deficit                       (3,360)        (1,459)
                                                ------------------------
Total liabilities and
 stockholders' deficit                          $  4,999       $  2,721
                                                ========================

SEE ACCOMPANYING NOTES.

                     Global Med Technologies, Inc.

                 Consolidated Statements of Operations
                            (In thousands)



                                                 YEAR ENDED DECEMBER 31
                                                  1996           1995
                                                ------------------------
Revenues:
  Drug testing and other                        $  6,458       $  5,740
  Software sales and consulting                    3,648            934
  Hardware and software,
    obtained from vendors                            928              -
                                                ------------------------
                                                  11,034          6,674
Cost of sales and product development              6,470          3,218
                                                ------------------------
Gross profit                                       4,564          3,456

Operating expenses:
  Payroll and other                                2,724          1,998
  General and administrative                       1,528          1,234
  Sales and marketing                              1,803          1,732
  Research and development                         1,865            655
  Provision for doubtful accounts                    107            244
  Depreciation and amortization                      470            117
                                                ------------------------
Loss from operations                              (3,933)        (2,524)

Other expense:
  Interest income (expense), net                    (293)           (61)
  Other                                             (266)           (71)
                                                ------------------------

Loss before provision for income taxes            (4,492)        (2,656)

Provision for income taxes                             -             29
                                                ------------------------
Net loss                                        $ (4,492)      $ (2,685)
                                                ========================

Net loss per common share                       $  (1.02)      $   (.64)
Common shares used in computing net
  loss per common share                            4,384          4,211

SEE ACCOMPANYING NOTES.

                     Global Med Technologies, Inc.

      Consolidated Statements of Stockholders' Equity (Deficit)
                            (In thousands)


                                 Common Stock   Additional
                                ---------------  Paid-In  Accumulated
                                Shares  Amount   Capital    Deficit   Total
                               ----------------------------------------------
Balance, December 31, 1994       3,619    $36   $   719   $   (478)  $   277
  Issuance of common stock         300      3       732          -       735
  Issuance of common stock-
    finder's fee                    30      -        74          -        74
  Issuance of common stock
    warrants                         -      -        15          -        15
  Compensation related to
    issuance of common stock
    options by principal
    stockholders                     -      -       162          -       162
  Distribution to stockholders
    (Wyndgate)                       -      -         -        (37)      (37)
  Net loss                           -      -         -     (2,685)   (2,685)
                               ----------------------------------------------
Balance, December 31, 1995       3,949     39     1,702     (3,200)   (1,459)
  Issuance of common stock-
    exercise of common
    stock warrants                 150      2       448          -       450
  Issuance of preferred
    stock converted to
    common stock                    67      1       249          -       250
  Issuance of common stock
    under employees' stock
    option plan                      -      -         1          -         1
  Issuance of common stock         800      8     1,732          -     1,740
  Issuance of common stock
    options to a business
    advisory enterprise              -      -        45          -        45
  Issuance of common stock-
    note conversion                 28              105          -       105
  Net loss                           -      -         -     (4,492)   (4,492)
                               ----------------------------------------------
Balance, December 31, 1996       4,994    $50    $4,282    $(7,692)  $(3,360)
                               ==============================================


SEE ACCOMPANYING NOTES.

                     Global Med Technologies, Inc.

                 Consolidated Statements of Cash Flows
                            (In thousands)


                                                 YEAR ENDED DECEMBER 31
                                                  1996           1995
                                                ------------------------
OPERATING ACTIVITIES
Net loss                                        $ (4,492)      $ (2,685)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                    567            167
    Loss on disposal of assets                        16             47
    Deferred income taxes                              -             29
    Issuance of common stock options                  45            162
    Issuance of common stock-finder's fee              -             74
    Changes in operating assets and
     liabilities:
      Accounts receivable-trade, net              (1,204)            63
      Unbilled receivables, net                     (104)           (49)
      Prepaid expenses and other assets             (173)            24
      Accounts payable                               510            871
      Accrued payroll                                174            136
      Accrued expenses                               981            145
      Accrued compensated absences                   121            171
      Noncompete accrual                            (175)           325
      Unearned revenue                             1,088            (33)
                                                ------------------------
Net cash used in operating activities             (2,646)          (553)

INVESTING ACTIVITIES
Purchases of equipment and fixtures                 (172)           (32)
Increase in software development costs               (70)          (159)
                                                ------------------------
Net cash used in investing activities               (242)          (191)

FINANCING ACTIVITIES
Borrowings on short-term debt                        715          1,355
Principal payments on short-term debt               (118)        (1,105)
Principal payments under capital
  lease obligations                                 (353)          (108)
Issuance of notes payable                            651              -
Issuance of common stock                           2,546            735
Deferred offering costs                             (486)             -
Issuance of common stock warrants                      -             15
Distribution to stockholders (Wyndgate)                -            (37)
                                                ------------------------
Net cash provided by financing activities          2,955            855
                                                ------------------------

                     Global Med Technologies, Inc.

                                                 YEAR ENDED DECEMBER 31
                                                  1996           1995
                                                ------------------------
                                                     (IN THOUSANDS)

Net increase in cash and cash equivalents        $     67       $    111
Cash and cash equivalents at beginning
  of year                                             422            311
                                                 ------------------------
Cash and cash equivalents at end of year         $    489       $    422
                                                 ========================

Supplemental disclosures:

     The Company entered into capital lease obligations of $585,000 and $941,000 in 1996 and 1995, respectively.

     Interest expense approximates interest paid.

     During 1994, the Company loaned approximately $162,000 to a related party in exchange for a note receivable which accrued interest at an annual rate of 8%. During 1995, the Company forgave the note receivable in consideration of the forgiveness of a note payable by the Company to a principal stockholder which also was for approximately $162,000 and which also accrued interest at an annual rate of 8%.

     During 1996, convertible 10% notes payable of $105,000 including accrued interest of $5,000 were converted into 28,000 shares of common stock (see Note 7).

SEE ACCOMPANYING NOTES.

                     Global Med Technologies, Inc.

              Notes to Consolidated Financial Statements

                           December 31, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

On May 23, 1995, The Wyndgate Group, Limited (Wyndgate) merged with National MRO, Inc. (National MRO) in accordance with the terms and provisions of an Agreement of Merger and National MRO changed its name to Global Data Technologies, Inc., which subsequently changed its name to Global Med Technologies, Inc. (the Company). Also, the National MRO and Wyndgate divisions are now referred to as DataMed International (DataMed) and Wyndgate Technologies (Wyndgate), respectively. All shares of Wyndgate common stock were exchanged for a total of 1,960,000 shares of common stock of the Company. This merger transaction was accounted for as a pooling of interests; therefore, the Company's 1995 financial statements include the results of operations as if the merger had been consummated on January 1, 1995. Subsequent to the merger, the businesses of both Wyndgate and DataMed have been operated as divisions of the Company. The Company incurred expenses related to the merger of $164,000 which included a $130,000 finder's fee, which consisted of $75,000 in common stock of the Company and $55,000 in cash, and $34,000 related to legal and other fees. The related merger costs are included in general and administrative expenses in the accompanying consolidated statements of operations.

Separate results of operations for the periods up to the date of the merger are as follows (operating results for the period ended May 23, 1995 approximate the results for the period ended June 30, 1995, as shown):


                                                     JANUARY 1, 1995
                                                          TO
                                                      JUNE 30, 1995
                                                     ---------------
                                                     (In thousands)
     Net sales:
       National MRO                                      $ 2,381
       Wyndgate                                              883
                                                       ----------
     Combined                                            $ 3,264
                                                       ==========

     Net income (loss):
       National MRO                                      $   (93)
       Wyndgate                                               76
                                                       ----------
     Combined                                            $   (17)
                                                       ==========

                     Global Med Technologies, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DESCRIPTION OF BUSINESS

The Company and its two divisions are in the business of providing information management software products and substance abuse testing and medical surveillance management services, including medical review functions, data management, record storage and coordination of all substance abuse testing program elements. The Company serves international, national and regional clients in a variety of industries.

LIQUIDITY AND MANAGEMENT'S PLANS

The development of the Company's divisions has resulted in losses, which aggregated approximately $7.7 million and $3.2 million at December 31, 1996 and 1995, respectively. In addition, the Company had working capital deficits of approximately $4.3 million and $2.2 million at December 31, 1996 and 1995, respectively. While management anticipates that its software revenues will continue to increase in future periods, management expects to
continue to incur losses until 1998.   Management expects that the net
proceeds of approximately $7.9 million from its initial public offering which was completed in February 1997, will enable the Company to meet its liquidity and capital requirements for approximately twelve to eighteen months (see Note 11).

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its divisions. All significant interdivision accounts and transactions have been eliminated.

REVENUE RECOGNITION

Revenue from substance abuse testing services is recognized as services are provided.

Revenue from sales of software licenses is recognized upon delivery of the software product to the customer, unless the Company has significant related vendor obligations remaining. When significant obligations remain after the software product has been delivered, revenue is not recognized until such obligations have been completed or are no longer significant. The costs of any insignificant obligations are accrued when the related revenue is recognized.

                     Global Med Technologies, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenue from postcontract customer support is recognized over the period the customer support services are provided, and software services revenue is recognized as services are performed.

Revenue from software development contracts is recognized on a percentage-of-completion method with progress to completion measured based upon labor costs incurred or achievement of contract milestones.

Revenue from the sale of hardware and software, obtained from vendors, is recognized at the time the hardware and software are delivered to the customer.

UNBILLED RECEIVABLES

Unbilled amounts at December 31, 1996 and 1995 have been reduced by an allowance for doubtful accounts of $150,000 and $100,000, respectively, and are generally billable and collectible within one year.

UNEARNED REVENUE

Included in unearned revenue at December 31, 1996 and 1995 is approximately $52,000 and $200,000, respectively, of unperformed professional services related to an agreement between the Royalty Group and Wyndgate (see Note
9). At December 31, 1996, $500,000 of the unearned revenue balance is related to an agreement between the Company (through its Wyndgate division) and Ortho Diagnostic Systems, Inc., a subsidiary of Johnson & Johnson (see
Note 9). The remaining balance of $807,000 at December 31, 1996 primarily consists of unearned software maintenance revenue, sales of software licenses and related postcontract customer support, and sales of hardware obtained from vendors which are not recognizable as revenue at December 31, 1996 pursuant to the Company's revenue recognition accounting policies discussed above.

SIGNIFICANT CUSTOMERS

During 1996, one DataMed customer-Laidlaw Transit, Inc. and one Wyndgate customer-Gulf Coast Regional Blood Center, each accounted for approximately 14% and 11.5%, respectively, of the Company's revenues.

                     Global Med Technologies, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During 1995, two DataMed customers-Laidlaw Transit, Inc. and Chevron Corporation and one Wyndgate customer-the Royalty Group (see Note 9), each accounted for approximately 18%, 12% and 10%, respectively, of the Company's revenues.

Accounts receivable from the above customers were approximately $325,000 and $516,000 at December 31, 1996 and 1995, respectively. Unbilled receivables from the above customers were approximately $34,000 and $198,000 at December 31, 1996 and 1995, respectively. In order to reduce credit risk, the Company requires substantial down payments and progress payments during the course of an installation of software products. See further discussion of credit and market risks below.

CREDIT AND MARKET RISK

Accounts receivable from the sale of substance abuse testing program services are due from customers primarily located throughout the United States in transportation and other various industries. Accounts receivable from the sale of software licenses and other postcontract support are derived entirely from sales to blood banks and universities. The Company generally does not require collateral or other security to support customer receivables. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk specific to customers. Losses, allowances and accounts receivable turnover trends have generally been within management's expectations. The provision for doubtful accounts was $107,000 and $244,000 for the years ended December 31, 1996 and 1995, respectively.

FOREIGN CURRENCY AND INFLATION RISK

The Company believes sales to customers in foreign countries and operations located in foreign countries have not been material. Additionally, the Company believes foreign currency translation gains (losses) and domestic inflation have not had a material effect on the Company's financial position or results of operations.

NOTE RECEIVABLE

During the first quarter of 1996, the Company advanced $250,000 to a development company in California (the Development Company), in exchange for a convertible promissory note (the Note), due February 26, 1997. During the fourth quarter of 1996, the maturity date of the Note was extended to December 31, 1997 and can, upon certain

                     Global Med Technologies, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

conditions, be further extended until June 30, 1998. The Note accrues interest at an annual rate of prime plus two percent and is primarily collateralized by the Development Company's technology. At December 31, 1996, the Company has offset the Note with an allowance in the amount of $250,000 and the related expense is included in other expenses in the accompanying consolidated statements of operations. The Company believes it prudent to fully reserve for the Note based on the current financial position of the Development Company.

EQUIPMENT AND FIXTURES

Equipment and fixtures are stated at cost. Depreciation and amortization, which includes amortization of assets under capital leases (see Note 4), is based on the straight-line method over the following estimated useful lives:


     Furniture and fixtures             3 - 5 years
     Machinery and equipment            3 - 5 years
     Computer and software              3 - 5 years

FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments approximate fair value due to the short maturity of these items.

LONG-LIVED ASSETS

In March 1995, the FASB issued Statement of Financial Accounting Standard
No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS No. 121), which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present. The Company adopted SFAS No. 121 during 1996, with no impact on its financial statements.

SOFTWARE DEVELOPMENT COSTS

Certain software development costs incurred after the determination of technological feasibility of the related software product are capitalized and amortized on a straight-line basis over the life of the related software product. Costs incurred prior to the establishment of the technological feasibility of the related software product are expensed as incurred as research and development. Costs of maintenance and customer support are

                     Global Med Technologies, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

expensed as incurred. Amortization of capitalized costs commences when the product is available for general release to the public or when software development revenue has begun to be recognized. Amortization of capitalized software development costs was $97,000 and $50,000 for the years ended December 31, 1996 and 1995, respectively, and is included in cost of sales in the accompanying consolidated statements of operations.

MALPRACTICE INSURANCE

The Company maintains malpractice insurance coverage on a claims made basis through a commercial insurance carrier. Should the current claims made policy not be renewed or replaced with equivalent insurance at a future date, claims based on occurrences during its term but subsequently reported will be uninsured. Based upon historical experience, the Company's management believes the Company has adequately provided for the ultimate liability, if any, from the settlement of such potential claims.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard No. 109, ACCOUNTING FOR INCOME TAXES (SFAS No. 109), which requires that the Company account for income taxes using the liability method. Under SFAS No. 109, deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial reporting and tax reporting purposes. Upon completion of the merger in May 1995, Wyndgate terminated its S corporation status and began providing for current and deferred income taxes as a C corporation as part of the Company. Accordingly, Wyndgate adopted SFAS No. 109 in May 1995, and the statement of operations for the year ended December 31, 1995 includes a one-time charge (included in the provision for income taxes) of approximately $150,000 to record the related deferred tax liability. The supplemental net loss after elimination of the $150,000 one-time charge was ($2,835,000) for the year ended December 31, 1995.

                     Global Med Technologies, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER COMMON SHARE

Earnings per common share is based upon the weighted average of common and common equivalent shares outstanding during the period. Primary and fully diluted earnings per share are the same. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, common and common equivalent shares issued during the 12-month period prior to an initial public offering at prices below the public offering price are presumed to have been issued in contemplation of the public offering, even if antidilutive, and have been included in the calculation as if these common and common equivalent shares were outstanding for all periods presented (using the treasury stock method, and the initial public offering price for the Company's common stock).

In February 1997, the Company completed an initial public offering of 1,337,000 units, each consisting of two shares of common stock and one Class A common stock purchase warrant (the Offering). Management intends to use a portion of the net proceeds from the Offering of approximately $7.9 million to repay borrowings under the Company's $1 million revolving line of credit and certain notes payable. If the Offering had occurred on January 1, 1995, the loss per common share would have been ($.92) and ($.64) for the years ended December 31, 1996 and 1995, respectively (see
Note 11).

ACCOUNTING ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. NONCOMPETE AGREEMENTS

During 1995, the Company entered into noncompete agreements with three key employees for $350,000. The terms of the agreements are for the greater of five years or the term of the related employee's employment contract. Of the $350,000, $25,000 was paid in 1995, $175,000 was paid in 1996, with the remaining $150,000 payable in 1997 or whenever cash is available. The entire amount of $350,000 was expensed in the second half of 1995 and is included in general and administrative expenses in the accompanying consolidated statements of operations.

                     Global Med Technologies, Inc.

3. INCOME TAXES

The components of income tax expense for the years ended December 31, 1996 and 1995 are as follows:

                                                    1996           1995
                                                  ------------------------
                                                       (IN THOUSANDS)
Provision for income taxes:
  Current:
    State                                            $  -           $  -

  Deferred:
    Federal                                             -             25
    State                                               -              4
                                                  ------------------------
  Total deferred                                        -             29
                                                  ------------------------
Provision for income taxes                           $  -            $29
                                                  ========================

The Company has net operating loss carryforwards of approximately
$4,408,000 which expire in the years 2006 to 2011. Such net operating loss carryforwards may be subject to separate return limitation laws.

The components of the deferred tax provision, which arise from temporary differences between financial and tax reporting, are presented below:

                                                  1996           1995
                                                ------------------------
                                                     (IN THOUSANDS)
Cash to accrual adjustment                       $    59        $  (239)
Allowance for uncollectible
  accounts receivable                                (98)           (96)
Accelerated depreciation                              46             12
Deferred revenue and accrued expenses               (435)          (195)
Capitalized software                                  10            (11)
Net operating loss carryforward                   (1,236)          (450)
Valuation allowance                                1,654          1,008
                                                ------------------------

Total deferred provision                         $     -        $    29
                                                ========================

                     Global Med Technologies, Inc.

3. INCOME TAXES (CONTINUED)

Variations from the federal statutory rate are as follows:

                                                  1996           1995
                                                ------------------------
                                                     (IN THOUSANDS)
Expected benefit from federal income
  taxes at statutory rate of 34%                $ (1,527)       $  (903)
Termination of S corporation election
  by Wyndgate                                          -            150
Wyndgate income nontaxable due to
  S corporation status                                 -            (77)
Valuation allowance                                1,780          1,008
State tax benefit, net of federal
  benefit                                           (247)          (146)
Other                                                 (6)            (3)
                                                ------------------------
                                                 $     -        $    29
                                                ========================

Loss before benefit from
  income taxes                                   $(4,492)       $(2,656)
                                                ========================

Effective rate                                         -          (1.1)%
                                                ========================

                     Global Med Technologies, Inc.

3. INCOME TAXES (CONTINUED)

The components of the net accumulated deferred income tax asset as of December 31, 1996 and 1995 are as follows:

                                                  1996           1995
                                                ------------------------
                                                     (IN THOUSANDS)
Deferred tax assets:
  Cash to accrual adjustment                    $    296       $    874
  Excess of capital losses over
    capital gains                                     79             79
  Net operating loss carryforward                  1,731            495
  Allowance for uncollectible
    accounts receivable                              217            119
  Deferred revenue and accrued expenses              666            231
  Valuation allowance                             (2,784)        (1,130)
                                                ------------------------
                                                     205            668

Deferred tax liabilities:
  Cash to accrual adjustment                           -            489
  Capitalized software                               149            159
  Accelerated depreciation                            56             20
                                                ------------------------
                                                     205            668
                                                ------------------------
Deferred tax asset, net                          $     -       $      -
                                                ========================

4. LEASES

The Company primarily leases equipment and office space. An operating lease expiring in 2000 is personally guaranteed by a principal stockholder. Rental expense under operating leases, included in general and administrative expenses in the accompanying statements of operations, for the years ended December 31, 1996 and 1995 was $294,000 and $217,000, respectively. Certain leases for furniture and fixtures and machinery and equipment are classified as capital leases. A principal stockholder of the Company has personally guaranteed repayment of substantially all capital lease obligations. Included in

                     Global Med Technologies, Inc.

4. LEASES (CONTINUED)

equipment and fixtures in the accompanying consolidated balance sheets are the following assets held under capital leases (in thousands):

                                                      DECEMBER 31
                                                  1996           1995
                                                ------------------------

Furniture and fixtures                           $   180        $   144
Machinery and equipment                              338            294
Computer hardware and software                     1,028            550
                                                ------------------------
Assets under capital lease                         1,546            988
Less accumulated amortization                       (502)           (93)
                                                ------------------------
Assets under capital lease, net                  $ 1,044        $   895
                                                ========================

The following represents the minimum lease payments remaining under capital leases and the future minimum lease payments for all noncancelable operating leases at December 31, 1996 (in thousands):

                                                  CAPITAL      OPERATING
                                                  LEASES         LEASES
                                                ------------------------

1997                                             $   561        $   335
1998                                                 542            297
1999                                                 172            243
2000                                                  77            237
2001                                                   2              -
                                                ------------------------
Total minimum lease payments                       1,354        $ 1,112
                                                              ==========
Less amount representing interest                   (241)
                                                ----------
Present value of minimum lease payments            1,113
Less current portion of obligations
  under capital lease                               (415)
                                                ----------
Obligations under capital lease,
  less current portion                           $   698
                                                ==========

5. SHORT-TERM DEBT

The Company maintains a $25,000 unsecured revolving credit line with a bank which bears interest at an annual rate of prime plus one percent or a minimum of ten percent and matured on March 1, 1997. Although the Company has not yet repaid this amount, the bank has not called the credit line. Amounts outstanding under this revolving line of credit were $25,000 and $100 at December 31, 1996 and 1995, respectively.

                     Global Med Technologies, Inc.

5. SHORT-TERM DEBT (CONTINUED)

The Company maintains a $1 million line of credit with a bank secured by substantially all of the Company's assets except for those assets under lease agreements (see Note 4), which bears interest at an annual rate of prime plus two percent and which matured on February 12, 1997. Amounts outstanding under this line of credit were $970,000 and $500,000 at December 31, 1996 and 1995, respectively. The balance under the line was repaid in February 1997.

The Company maintains a $55,000 unsecured line of credit with a bank which bears interest at an annual rate of 14.75 percent. Amounts outstanding under this line of credit were $50,000 and $0 at December 31, 1996 and 1995, respectively.

During 1996, the Company entered into a $25,000 unsecured promissory note with an individual which bears interest at an annual rate of twelve percent. At December 31, 1996, $25,000 was outstanding under this promissory note. The note was repaid in February 1997.

The Company incurred interest expense on outstanding borrowings of approximately $151,000 and $43,000 for the years ended December 31, 1996 and 1995, respectively.

6. STOCK OPTION PLANS

During 1990, the Company adopted an incentive stock option plan and a nonqualified stock option plan, and in 1995 consolidated these plans by adopting the Company's Amended and Restated Stock Option Plan (the Plan). The Plan provides for the issuance of options to purchase up to 1,234,279 shares of common stock to employees, officers, directors and consultants of the Company.

The terms of any options granted under the Plan are not required to be identical as long as they are not inconsistent with the express provisions of the Plan. Options may be granted as incentive options or as nonqualified options; however, only employees of the Company are eligible to receive incentive options. The period during which options vest may not exceed ten years; however, the majority of the options granted under the Plan vest over five years at the rate of twenty percent per year. The exercise price for incentive options may not be less than one-hundred percent of the fair market value of the common stock on the grant date, except that the exercise price for incentive options granted to persons owning more than ten percent of the total combined voting power of the common stock may not be less than one-hundred and ten percent of the fair market

                     Global Med Technologies, Inc.

6. STOCK OPTION PLANS (CONTINUED)

value of the common stock on the grant date and may not be exercisable for more than five years. The exercise price for nonqualified options may not be less than eighty-five percent of the fair market value of the common stock on the grant date.

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for by Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (Statement No. 123), requires use of option valuation models that were not developed for use in valuing the stock options. Under APB 25, because the exercise price of the Company's stock options equals or exceeds the estimated market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the minimum value method available to nonpublic companies under Statement No. 123. Under this method, option value is determined as the excess of the fair value of the stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate, over the expected exercise life of the option. A risk-free rate of 5.3%, a weighted-average expected life of ten years and a dividend yield of 0% were used for the years ended December 31, 1996 and 1995. As a result of the Company's initial public offering, which was completed in February 1997, the Company will use the Black Scholes option pricing model to determine the fair value of options granted subsequent to December 31, 1996.

For the purposes of pro forma disclosures, the estimated fair value of the employee options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                  1996           1995
                                                ------------------------
Pro forma net loss                               $(4,582)       $(2,703)
Pro forma net loss per share                     $ (1.05)       $ (0.64)

                     Global Med Technologies, Inc.

6. STOCK OPTION PLANS (CONTINUED)

Because Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 2001.

A summary of the Company's stock option activity and related information regarding the Plan are as follows:


                             INCENTIVE STOCK          NONQUALIFIED STOCK
                               OPTION PLAN              OPTION PLAN
                      -----------------------------------------------------
                                         STOCK                     STOCK
                           NUMBER OF     OPTION      NUMBER OF     OPTION
                             STOCK       PRICE         STOCK       PRICE
                            OPTIONS      RANGE        OPTIONS      RANGE
                      -----------------------------------------------------
Outstanding,
 December 31, 1994           96,700  $1.00 - $1.54     38,029      $1.54
  Granted                   206,050   1.54 - 3.75           -        -
  Forfeited                       -        -           (6,000)      1.54
                      -----------------------------------------------------
Outstanding,
 December 31, 1995          302,750   1.00 - 3.75      32,029       1.54
  Granted                   206,750   2.50 - 3.75      31,500       3.75
  Exercised                    (480)     1.54               -        -
  Forfeited                  (4,920)  1.54 - 2.50           -        -
                       -----------------------------------------------------
Outstanding,
 December 31, 1996          504,100  $1.00 - $3.75     63,529  $1.54 - $3.75
                       =====================================================

During 1995, certain of the Company's principal stockholders granted options to certain employees for the right to buy 111,067 shares of the Company's common stock from the principal stockholders at an exercise price of $1.00 per share. This transaction has been accounted for as if the options were granted to the employees directly from the Company. The Company recorded compensation expense related to this transaction of $162,000 as such options were issued for prior service, were fully vested at the grant date, and were granted at an exercise price which was less than the estimated fair market value of the underlying shares of common stock of the Company at the grant date. The related compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations. To date, no options have been exercised as a result of these agreements.

During the second quarter of 1996, the Company entered into an agreement with a business advisory enterprise. As part of the agreement, the Company granted 160,000 stock options at an exercise price of $2.50 per share. The Company recognized expense in 1996 related to these options of $45,000. This amount is included in general and administrative expenses in the accompanying consolidated statements of operations. To date, no options have been exercised as a result of this agreement.

                     Global Med Technologies, Inc.

7. STOCKHOLDER'S EQUITY AND NOTES PAYABLE

Certain members of the Company's Scientific Advisory Committee serve as officers and directors of certain of the Company's customers. In addition, these members also are beneficial owners of the Company through grants of stock options and through the Company's ten percent note offering (see Note
7).

In May 1995, the Company completed a private placement of 150,000 units at $5 per unit (the May 1995 Private Placement). Each unit consisted of two shares of common stock ($2.45 each) and one common stock warrant ($.10 each), exercisable at $3.00 per share for a period of three years from the closing date of the May 1995 Private Placement. During the first quarter of 1996, 150,000 common stock warrants issued in conjunction with the May 1995 Private Placement were exercised for $450,000. In addition, the May 1995 Private Placement provided for a share adjustment of 120,000 shares in the event the price per common share in the Company's initial public offering was less than $4.90 per share (see Note 9).

The Company has 10,000 warrants outstanding to a nonrelated investor which are convertible into common stock at an exercise price of $1.54 per share and which expire in October 1997.

During the first quarter of 1996, the Company completed a private placement whereby it issued 66,667 shares of Series A convertible preferred stock at $3.75 per share. During 1996, the preferred shares were converted into 66,667 shares of common stock.

During the second quarter of 1996, the Company conducted an offering consisting of convertible notes with detachable common stock warrants and which accrue interest at an annual rate of ten percent (the 10% Notes).
The 10% Notes mature in three years from the date of issuance and are convertible into common stock of the Company at $3.75 per share. In addition, each investor received one detachable common stock warrant for the right to purchase one share of common stock at $3.75 per share for each $4 invested. The warrants are exercisable over a period of three years. Total proceeds from the 10% Note offering amounted to approximately $751,000. Approximately $181,000 of the proceeds from the 10% Notes issuance were received from a beneficial owner of over 5% of the outstanding common stock of the Company and other officers, directors and employees of the Company on the same terms and conditions as nonaffiliates. Common stock issuable upon conversion of certain of the 10% Notes, including principal and accrued interest, related to certain noteholders who have given the Company notice of their intent to convert their 10% Note amounts to 93,003 shares (see Note 9). Common stock issuable related to the detachable warrants provided in conjunction with the 10% Notes

                     Global Med Technologies, Inc.

7. STOCKHOLDER'S EQUITY AND NOTES PAYABLE (CONTINUED)

amounts to 187,800 shares (see Note 9). During the fourth quarter of 1996, certain noteholders converted $100,000 of principal and $5,000 of related accrued interest into 28,000 shares of common stock. Interest expense related to the 10% Notes was approximately $43,000 in 1996.

The Company intends to pay approximately $355,000 related to certain noteholders who have given the Company notice of their intent not to convert their 10% Notes from a portion of the net proceeds of approximately $7.9 million from its initial public offering which was completed in February 1997 (see Note 11).

During the third quarter of 1996, the Company completed a private placement whereby it issued 800,000 shares of common stock at $2.50 per share. Net proceeds from the private placement were approximately $1.74 million.

8. CONTRIBUTIONS TO RETIREMENT PLAN

During April 1992, the Company established a 401(k) retirement plan which covers eligible employees, as defined, of the Company. Employees may defer up to sixteen percent of their annual compensation up to the maximum amount as determined by the Internal Revenue Service. Under the retirement plan agreement, the Company, at its discretion, may make contributions to the plan. No contributions were made to the plan in 1996 or 1995. Retirement plan administrative expenses were approximately $4,000 and $8,000 for the years ended December 31, 1996 and 1995, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

9. COMMITMENTS AND CONTINGENCIES

The Company has entered into ten employment agreements with certain management employees; the initial terms are generally for three to five years. Certain of the agreements may be extended for two additional years. Such agreements, which can be revised from time to time, provide for minimum salary levels as adjusted for cost-of-living changes, as well as for incentive bonuses which are payable when specified management goals are attained. At December 31, 1996, the aggregate commitment for future salaries payable through May 2000, excluding bonuses, is approximately $1.9 million. If all agreements are extended, the additional commitment for future salaries will be approximately $1.5 million.

                     Global Med Technologies, Inc.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company maintains product liability insurance for Wyndgate's software-related products. To date, no claims have been filed against the Company related to its Wyndgate software products. In addition, the Company applied for certain regulatory approval of its blood bank software. The Company has not received regulatory approval to date. While the Company has not yet received regulatory approval for its blood bank software, it has no reason to believe it will not receive such approval in the future.
In the meantime, the Company is permitted by the appropriate federal agency to market certain of its blood bank software products pursuant to previous arrangements made with the appropriate federal agency.

In January 1993, Wyndgate entered into an agreement with the EDEN-OA Blood Bank Users Group (the Royalty Group) to develop Blood Bank Management Information System Software (BBMIS). As part of the consideration for funding the development of BBMIS, Wyndgate agreed to pay to the Royalty Group certain royalty payments on future software license fees. All payments are due 30 days after each quarter and are based on software license fees collected. Royalty expenses related to this agreement were approximately $323,000 and $0 for the years ended December 31, 1996 and 1995, respectively, and are included in cost of sales and product development in the accompanying consolidated statements of operations. The time period under the royalty schedule is based upon the first date of customer invoicing, which was September 14, 1995. The royalty payment schedule is as follows:

          From September:
           1995 - 1997                       12 percent
           1997 - 1998                        9 percent
           1998 - 1999                        6 percent
           1999 - thereafter                  3 percent


In July 1996, the Company (through its Wyndgate division) entered into a Development Agreement (Agreement) with The Institute for Transfusion Medicine (ITxM), to develop Commercial Centralized Transfusion System Software (Commercial CTS Software). This Agreement requires that the Commercial CTS Software be completed by December 16, 1997. If not timely completed, the Company would be subject to certain monetary penalties. The Agreement provides for a royalty payment to ITxM from the Company for revenues received from the eventual sale of the Commercial CTS Software, net of certain fees and charges. The royalty period starts with the first commercial transfer for value of the Commercial CTS Software by the Company. The royalty amounts for each year are higher if the sales of the Commercial CTS Software are initiated by ITxM. The royalty payments range from ten or five percent in year one to two or one percent in year ten and

                     Global Med Technologies, Inc.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

thereafter. To date, the Company has not incurred any royalty expenses related to this agreement.

During November 1996, the Company (through its Wyndgate division) entered into an Exclusivity and Software Development Agreement (Agreement) with
Ortho Diagnostic Systems, Inc. (ODSI), a subsidiary of Johnson & Johnson. This Agreement requires the Company to perform certain software development services in consideration of the payment by ODSI of $500,000 received by the Company in November 1996, and an additional payment of $500,000 received by the Company in January 1997 (see Note 1). The Agreement provides that until May 14, 1997 (the "Exclusivity Period"), ODSI has the exclusive right to negotiate with the Company with respect to the Company's activities and development in information technology and intellectual property relating to donor and transfusion medicine (the "Technology") and that, during the Exclusivity Period, the Company will not, directly or through any intermediary, accept, encourage, solicit, entertain or otherwise discuss any acquisition of any of the Company's Common Stock, business, property or know-how, including Technology, with any person or entity other than ODSI or an affiliate thereof and will not otherwise encumber the ability of ODSI or an affiliate thereof to enter into any arrangement with the Company concerning the Technology. The Exclusivity Period is subject to extension at the Company's option for up to 60 days in the event approval of the transaction by the Company's shareholders is required to be obtained.

As of December 31, 1996, the Company had 1,805,082 shares of common stock reserved for future issuance as a result of the following: 1,234,279 shares issuable from the Company's Amended and Restated Stock Option Plan (see Note 6); 187,800 shares issuable upon the exercise of certain detachable warrants outstanding as a result of the 1996 10% Note offering (see Note 7); 93,003 shares issuable upon conversion of certain of the 10% Notes, including principal and accrued interest, related to certain noteholders who have given the Company notice of their intent to convert their 10% Notes to shares of common stock (see Note 7); 10,000 shares issuable upon the exercise of certain warrants granted to a nonrelated investor (see Note 7); 160,000 shares underlying certain stock options granted to a business advisory enterprise during the second quarter of 1996 (see Note 6); and 120,000 shares pursuant to the terms of the May 1995 Private Placement which provided for a share adjustment in the event the price per common share of the Company's initial public offering was less than $4.90 per share (see Note 7). See Note 11 for additional shares reserved for future issuance as a result of certain transactions which occurred subsequent to December 31, 1996.

                     Global Med Technologies, Inc.

10. SEGMENT INFORMATION

The Company's major operations are in information management software products for the blood bank industry (Wyndgate), and substance abuse testing program management services for transportation and other various industries (DataMed).

Revenue, loss from operations, identifiable assets, depreciation and amortization, and capital expenditures pertaining to the segments are presented below. Revenues by segment include sales to unaffiliated customers. In addition, there were no intersegment sales for any period presented.

                                            YEAR ENDED DECEMBER 31, 1996
                                         -----------------------------------
                                         WYNDGATE    DATAMED    CONSOLIDATED
                                         -----------------------------------
                                                   (IN THOUSANDS)

Revenues                                   $4,576      $6,458      $11,034
Loss from operations                       (1,479)     (2,454)      (3,933)
Identifiable assets                         2,724       2,275        4,999
Depreciation and amortization                 259         308          567
Capital expenditures                          417         340          757


                                            YEAR ENDED DECEMBER 31, 1995
                                         -----------------------------------
                                         WYNDGATE    DATAMED    CONSOLIDATED
                                         -----------------------------------
                                                   (IN THOUSANDS)

Revenues                                   $  934      $5,740       $6,674
Loss from operations                       (1,707)       (817)      (2,524)
Identifiable assets                         1,016       1,705        2,721
Depreciation and amortization                  85          82          167
Capital expenditures                          602         371          973

                     Global Med Technologies, Inc.

11. SUBSEQUENT EVENTS

During February 1997, the Company completed an initial public offering (the Offering) whereby it issued 1,337,000 units at $7.00 per unit. Net proceeds from the Offering were approximately $7.9 million. The Offering consisted of 1,337,000 units, each consisting of two shares of common stock and one Class A Common Stock Purchase Warrant (the Units).

During January 1997, the Company received $450,000 from two nonrelated investors related to an offering consisting of notes which accrued interest at an annual rate of twelve percent (the 12% Notes). In connection with the 12% Notes, the Company issued 150,000 common stock warrants which are exercisable at eighty-five percent of the price per share of the Company's common stock included in the Units of the Offering. During February 1997, the Company used a portion of the net proceeds from the Offering to repay $450,000 plus accrued interest of approximately $5,000 related to the 12% Notes. In addition, the Company used net proceeds from the Offering to repay approximately $970,000 plus accrued interest of approximately $5,000 on its $1 million line of credit (see Note 5).

On February 13, 1997, the Wyndgate Technologies division (Wyndgate) of Global Med Technologies, Inc. entered into a multimillion dollar, 10-year contract with Haemonetics Corporation (Haemonetics), a New York Stock Exchange listed company located in Braintree, Massachusetts. Licensing and other fees are payable by Haemonetics over the life of the contract. Under the contract, Wyndgate will provide the use of its Blood Bank Information Management Software to Haemonetics for its entry into the service side of blood banking in multiple locations, including one of the blood banks previously contracted by Wyndgate. Haemonetics has traditionally provided blood separation products to blood banks and hospitals domestically and internationally.