Form 10QSB
period 1997-03-31
GLOBAL MED TECHNOLOGIES INC
filed 1997-05-15
CIK 1009463

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended    March 31, 1997
                                            --------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                 Commission file number        O - 22083
                                        ------------------------

                      GLOBAL MED TECHNOLOGIES, INC.
-------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

       COLORADO                                     84-116894
----------------------------             --------------------------------
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

        12600 West Colfax, Suite A-500, Lakewood, Colorado  80215
-------------------------------------------------------------------------
                (Address of principal executive offices)

                             (303) 238-2000
-------------------------------------------------------------------------
                       (Issuer's telephone number)

                             Not  Applicable
-------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X   No
                               -----   -----

As of March 31, 1997, 7,908,752 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format    Yes       No  X
                                                     -----   -----

                     GLOBAL MED TECHNOLOGIES, INC.

                               FORM 10-QSB

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                           TABLE OF CONTENTS

                                                                 PAGE NO.

Part I.  Financial Information

   Item 1.  Financial Statements

           a.  Consolidated Balance Sheets as of
               March 31, 1997 (unaudited) and
               December 31, 1996 . . . . . . . . . . . . . . . . . . . .3

           b.  Consolidated Statements of Operations for
               the three months ended March 31, 1997
               and March 31, 1996 (unaudited). . . . . . . . . . . . . .5

           c.  Consolidated Statements of Cash Flows for
               the three months ended March 31, 1997
               and March 31, 1996 (unaudited). . . . . . . . . . . . . .6

           d.  Notes to Unaudited Consolidated Financial Statements. . .8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . 10

Part II.  Other Information. . . . . . . . . . . . . . . . . . . . . . 17

   Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . 17

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 17

           a.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . 17

           b.  Reports on Form 8-K . . . . . . . . . . . . . . . . . . 17

   Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I -   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     Global Med Technologies, Inc.
                      Consolidated Balance Sheets
                            (In thousands)

                                               MARCH 31,
                                                 1997       DECEMBER 31,
                                              (UNAUDITED)       1996
                                             ---------------------------
Assets
Current assets:
  Cash and cash equivalents                   $    6,219     $      489
  Accounts receivable-trade, net of
    allowance for uncollectible accounts of
    $220 and $150 at March 31, 1997 and
    December 31, 1996, respectively                1,195          1,812
  Unbilled revenues, net of allowance for
    uncollectible accounts of $150 at
     March 31, 1997 and December 31, 1996            804            411
  Prepaid expenses and other assets                  140            196
  Deferred offering costs                              -            486
                                             ----------------------------
Total current assets                               8,358          3,394

Equipment and fixtures, at cost:
  Furniture and fixtures                             197            195
  Machinery and equipment                            390            361
  Computer hardware and software                   1,334          1,213
                                             ----------------------------
                                                   1,921          1,769
  Less accumulated depreciation
   and amortization                                 (669)          (540)
                                             ----------------------------
                                                   1,252          1,229

Capitalized software development costs,
  less accumulated amortization of $223
  and $163 at March 31, 1997 and
  December 31, 1996, respectively                    316            376

                                             ----------------------------
Total assets                                   $   9,926      $   4,999
                                             ============================

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     Global Med Technologies, Inc.
                Consolidated Balance Sheets (continued)
               (In thousands, except par value amounts)



                                               MARCH 31,
                                                 1997       DECEMBER 31,
                                              (UNAUDITED)       1996
                                             ---------------------------
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                             $   1,331      $   1,967
  Accrued expenses                                 1,225          1,278
  Accrued payroll                                    283            362
  Accrued compensated absences                       415            382
  Noncompete accrual                                 150            150
  Unearned revenue                                 1,582          1,359
  Short-term debt                                     39          1,097
  Notes payable (including $50 and $181
    to related parties at March 31, 1997
    and December 31, 1996, respectively)             324            651
  Current portion of capital lease
    obligations                                      437            415
                                             ----------------------------
Total current liabilities                          5,786          7,661

Capital lease obligations,
  less current portion                               605            698

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.01 par value:
    Authorized shares - 10,000
    None issued or outstanding                         -              -
  Common stock, $.01 par value:
    Authorized shares - 40,000
    Issued and outstanding shares - 7,909
     and 4,994 at March 31, 1997 and
     December 31, 1996, respectively                  79             50
  Additional paid-in capital                      12,745          4,282
  Accumulated deficit                             (9,289)        (7,692)
                                             ----------------------------
Total stockholders' equity (deficit)               3,535         (3,360)
                                             ----------------------------
Total liabilities and stockholders'
 equity (deficit)                              $   9,926      $   4,999
                                             ============================


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     Global Med Technologies, Inc.
                 Consolidated Statements of Operations
                              (Unaudited)
          (In thousands, except per common share information)


                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                1997           1996
                                             ---------------------------

Revenue:
  Substance abuse testing and other            $   1,418      $   1,450
  Software sales and consulting                    1,000            189
  Hardware and software, obtained
   from vendors                                      170             50
                                             ----------------------------
TOTAL REVENUE                                      2,588          1,689

Cost of revenue and product development:
  Substance abuse testing and other                1,089            865
  Software sales and consulting                      301            161
  Hardware and software, obtained
   from vendors                                      143             45
                                             ----------------------------
TOTAL COST OF REVENUE AND
 PRODUCT DEVELOPMENT                               1,533          1,071
                                             ----------------------------
Gross profit                                       1,055            618

Operating expenses:
  Payroll and other                                  818            438
  General and administrative                         418            259
  Sales and marketing                                609            502
  Research and development                           507            451
  Provision for doubtful accounts                     84             27
  Depreciation and amortization                      129             93
                                             ----------------------------
LOSS FROM OPERATIONS                              (1,510)        (1,152)

Interest income                                       50              -
Interest expense                                     (58)           (43)
Other                                                (79)           (14)
                                             ----------------------------

Loss before provision for income taxes            (1,597)        (1,209)

Provision for income taxes                             -              -
                                             ----------------------------
NET LOSS                                       $  (1,597)     $  (1,209)
                                             ============================

NET LOSS PER COMMON SHARE                      $   (0.26)     $   (0.28)
Common shares used in computing net
  loss per common share                            6,203          4,384

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     Global Med Technologies, Inc.
                 Consolidated Statements of Cash Flows
                              (Unaudited)
                            (In thousands)


                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 1997           1996
                                             ---------------------------
OPERATING ACTIVITIES
Net loss                                       $  (1,597)     $  (1,209)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                      189            108
  Loss on disposal of assets                           -             14
  Stock option grants                                155              -
  Warrant issuance                                    79              -
  Changes in operating assets and
   liabilities:
    Accounts receivable-trade, net                   617           (314)
    Unbilled revenues, net                          (393)           237
    Note receivable                                    -           (210)
    Prepaid expenses and other assets                 56            (44)
    Accounts payable                                (636)           200
    Accrued expenses                                 (53)          (139)
    Accrued payroll                                  (79)           (71)
    Accrued compensated absences                      33            (21)
    Noncompete accrual                                 -            (75)
    Unearned revenue                                 223            669
                                             ----------------------------
Net cash used in operating activities             (1,406)          (855)

INVESTING ACTIVITIES
Purchases of equipment and fixtures                 (125)           (39)
                                             ----------------------------
Net cash used in investing activities               (125)           (39)

FINANCING ACTIVITIES
Borrowings on short-term debt                          -            425
Principal payments on short-term debt             (1,058)           (50)
Principal payments under capital
 lease obligations                                   (98)           (71)
Principal payments on notes payable                 (327)             -
Issuance of common stock                           8,258            700
Deferred offering costs                              486              -
                                             ----------------------------
Net cash provided by financing activities          7,261          1,004
                                             ----------------------------

                     Global Med Technologies, Inc.
           Consolidated Statements of Cash Flows (continued)
                              (Unaudited)



                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 1997           1996
                                             ---------------------------
                                                   (IN THOUSANDS)

Net increase in cash and
 cash equivalents                              $   5,730      $     110
Cash and cash equivalents at
 beginning of period                                 489            422
                                             ----------------------------
Cash and cash equivalents at
 end of period                                 $   6,219      $     532
                                             ============================

Supplemental disclosures:

  The Company entered into capital lease obligations of approximately $27,000 and $293,000 during the three months ended March 31, 1997 and 1996, respectively.

  Interest expense approximates interest paid.

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

         Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Med Technologies, Inc. (the "Company") have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of its financial position at March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996 have been included.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission. The interim results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for any other interim period of 1997 or for the year ending December 31, 1997.

2. INITIAL PUBLIC OFFERING AND LIQUIDITY AND MANAGEMENT'S PLANS

In the three months ended March 31, 1997, the Company completed an initial public offering in which approximately 2,914,000 shares of common stock were issued (including approximately 240,000 shares issued in connection with the exercise of the underwriter's over-allotment option) which provided the Company with approximately $8.3 million, net of expenses.

The development of the Company's divisions has resulted in cumulative losses from inception, which aggregated approximately $9.3 million and $7.7 million at March 31, 1997 and December 31, 1996, respectively. Management is currently reevaluating its liquidity and capital requirements to assess if the Company's current capital resources are adequate, given the level of current operating losses. In addition, if future revenues are lower than anticipated, the Company may find it necessary to increase its capital by incurring debt, issuance of additional equity or a combination of both.

3. RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the current period presentation.

4. COMMITMENTS AND CONTINGENCIES

During November 1996, the Company (through its Wyndgate division) entered into an Exclusivity and Software Development Agreement (Agreement) with Ortho Diagnostic Systems, Inc. (ODSI), a subsidiary of Johnson & Johnson. This Agreement requires the Company to perform certain software development services in consideration of the payment by ODSI of $500,000 received by the Company in November 1996, and an additional payment of $500,000 received by the Company in January 1997. Both payments received by the Company are included in unearned revenue at March 31, 1997. The Agreement provided that until May 14, 1997 (the "Exclusivity Period"), ODSI had the exclusive right to negotiate with the Company with respect to the Company's activities and developments in information technology and intellectual property relating to donor and transfusion medicine (the "Technology") and that, during the Exclusivity Period, the Company would not, directly or through any intermediary, accept, encourage, solicit, entertain or otherwise discuss any acquisition of any of the Company's common stock, business, property or know-how, including the Technology, with any person or entity other than ODSI or an affiliate thereof and would not otherwise encumber the ability of ODSI or an affiliate thereof to enter into any arrangement with the Company concerning the Technology.

Prior to the expiration of the Exclusivity Period, the Company received communication from ODSI that it had not yet completed an internal evaluation of the Company's Technology and would not be prepared at the conclusion of the Exclusivity Period to discuss any form of proposed transaction between the Company and ODSI. ODSI requested, and the Company agreed, that ODSI be permitted to continue its evaluation of the Company's Technology, on a non-exclusive basis, with the intent of responding to the Company by July 14, 1997 regarding whether or not they would propose some form of transaction with the Company.

5. SHORT-TERM DEBT

As of December 31, 1996, the Company owed $1,097,000 in short-term debt. Of this amount, $1,058,000 plus accrued interest, was paid in full out of the net proceeds of the initial public offering during the three months ended March 31, 1997.

6. NOTES PAYABLE

As of December 31, 1996, the Company owed $651,000 related to a 1996 10% note offering. Of the $651,000, $327,000, plus accrued interest, was paid in full during the three months ended March 1997 out of the net proceeds of the initial public offering. The remaining balance of $324,000 at March 31, 1997, plus accrued interest, was converted into approximately 93,000 shares of common stock in April 1997.

7. NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net loss per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted net loss per share for the three months ended March 31, 1997 and March 31, 1996 is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

Global Med Technologies, Inc. is comprised of two operating divisions, Wyndgate Technologies (Wyndgate) and DataMed International (DataMed). Wyndgate designs, develops, markets and supports health care information management software products for blood banks, hospitals and other facilities. Revenues are derived from the licensing of software, the provision of consulting and other value-added support services and the sale of related hardware and software obtained from vendors. DataMed is in the business of substance abuse testing and medical surveillance management services, including medical review function, data management, record storage and coordination of all substance abuse testing program elements. Revenues for DataMed are derived from the provision of substance abuse testing management services and the coordination of laboratory and collection site services for substance abuse tests. The Company, through its operating divisions, serves international, national and regional clients in a variety of industries.

During the three months ended March 31, 1997, the Company completed an initial public offering in which approximately 2,914,000 shares of common stock were issued and provided the Company with approximately $8.3 million, net of expenses. Through April 27, 1997 the Company has used approximately $3.6 million of the net proceeds from the initial public offering. The use of proceeds, to date, have been principally expended to repay certain debt and the payment of accounts payable and other accrued expenses.

The Company's Wyndgate division has historically incurred, and expects to continue to incur, losses related to its operations, including the continued costs for research and development of new software products by Wyndgate and the expansion of sales and marketing resources. The timing and amounts of the Company's expenditures will depend upon a number of factors, including the progress of the Company's research and development process, the status and timing of regulatory approval, the timing of market acceptance of the Company's products, the level of support needed by the Company's customers to implement the software products they license from Wyndgate, and the efforts required to develop the Company's sales and marketing organization.

The Company's DataMed division has incurred cumulative losses from inception of approximately $5.2 million through March 31, 1997. Further, the Company expects DataMed to continue to incur operating losses at least through December 31, 1997. The Company continues to receive indications of interest from others regarding a possible acquisition of the DataMed division. While the Company has no specific plans for divestiture of this division, or any segment of the Company, any offer which enhances return on invested capital and shareholder value and which furthers the Company's strategic goals will be seriously evaluated to insure that the best interests of the Company and its shareholders are served.

Although the Company anticipates that its current cash balances will be sufficient to meet the Company's capital requirements through at least January 31, 1998, there can be no assurance that the Company will not require additional sources of cash at an earlier date. This will depend, to a substantial degree, upon the progress of the implementation of the Company's SAFETRACE(TM) software product to an operating stage within the Company's customers information system environment, the progress of the Company's research and development of new software products, the level of operating and capital expenditures required to be made to service the Company's DataMed clients, and the timing of the required expenditures. If the Company is required to obtain additional financing in the future, there can be no assurance that capital will be available on terms acceptable to the Company, if at all.

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the sufficiency of the Company's liquidity and sources of capital. Any statements contained herein which are not historical facts or which contain the words expect, believe or anticipate, or words of similar import shall be deemed to be forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially. Additional information regarding factors that could potentially affect the Company or its financial results may be included in the Company's other filings with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for any other interim period of 1997 or for the year ending December 31, 1997.

Results of Operations for the three months ended March 31, 1997 and 1996
------------------------------------------------------------------------

REVENUES. Revenues are comprised of substance abuse testing and other revenue, software sales and consulting revenues, and sales of hardware and software obtained from vendors.

Revenues from substance abuse testing and other services decreased $32,000, or 2%, for the three months ended March 31, 1997 compared to the same three months in 1996. This decrease in substance abuse testing and other revenue was primarily the result of decreased average price per donor record during the three months ended March 31, 1997. While the Company earned increased substance abuse testing revenues from new clients during the three months ended March 31, 1997, these increases were offset by the termination of contracts with certain smaller accounts in late 1996 and early 1997.

Revenues from software sales and consulting increased $811,000 or 429%, for the three months ended March 31, 1997 compared to the same three months in 1996. This increase in software sales and consulting revenue is primarily the result of approximately $700,000 of software revenue recognized in conjunction with certain deliveries of Wyndgate's SAFETRACE(TM) software products sold during the three months ended March 31, 1997.

Revenues from hardware and software, obtained from vendors increased $120,000, or 240%, for the three months ended March 31, 1997 compared to the same three months in 1996. This increase was primarily due to an increase in the average price per order and in the number of Wyndgate customers which ordered third party hardware and software through Wyndgate.

Because the Company's marketing and sales efforts will continue to be focused primarily on its current and future Wyndgate products and services, revenues from the Company's substance abuse testing services are expected to become a smaller portion of revenues in relation to the total. If, however, future sales of Wyndgate's SAFETRACE(TM) software product licenses are less than management anticipates, the Company's revenues, gross margins, and liquidity may be materially adversely affected.

COST OF REVENUE AND PRODUCT DEVELOPMENT. Cost of revenue and product development as a percentage of revenues was 59% for the three months ended March 31, 1997 compared to 63% for the same three months in 1996.

Cost of substance abuse testing and other services as a percentage of the related revenue was 77% for the three months ended March 31, 1997 compared to 60% for the same three months in 1996. This increase was primarily due to increases in average cost per donor record during the three months ended March 31, 1997.

Cost of software sales and consulting as a percentage of the related revenue was 30% for the three months ended March 31, 1997 compared to 85% for the same three months in 1996. This decrease was primarily a result of increased sales of Wyndgate's SAFETRACE(TM) software product licenses which are typically priced at higher profit margins than revenues from consulting and implementation related services. These higher profit margin sales were offset by an increase in amortization of capitalized software development costs. Amortization of capitalized software development costs was $60,000 for the three months ended March 31, 1997 and $15,000 for the same three months in 1996.

Cost of hardware and software, obtained from vendors as a percentage of the related revenue was 84% for the three months ended March 31, 1997 compared to 90% for the same three months in 1996.

GROSS PROFIT. Gross profit as a percentage of revenues was 41% for the three months ended March 31, 1997 compared to 37% for the same three months in 1996 as a result of the increased sales of higher margin products discussed above.

PAYROLL AND OTHER. Payroll and other increased $380,000, or 87%, for the three months ended March 31, 1997 compared to the same three months in 1996. The increase in payroll and other was primarily due to increased salary and employee benefit costs incurred as a result of the hiring of additional client service personnel necessary to manage the Company's new customers and increased management personnel.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $159,000, or 61%, for the three months ended March 31, 1997 compared to the same three months in 1996. The increase in general and administrative expenses was attributable primarily to increases in outside contract services, insurance related expenses, leased office space expenses and other general and administrative expenses which were related to the increase in the number of employees.

SALES AND MARKETING. Sales and marketing expenses increased $107,000, or 21%, for the three months ended March 31, 1997 compared to the same three months in 1996. The increase in sales and marketing expenses was primarily due to $155,000 of expenses related to certain stock options granted to a business advisory enterprise. This increase was partially offset by decreased activity in trade shows and direct sales travel related expenditures for both divisions of the Company. Management expects that there will be increases in sales and marketing expenses if the Company is successful in introducing its new transfusion management information system.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $56,000, or 12%, for the three months ended March 31, 1997 compared to the same three months in 1996. The increase in research and development expenses was primarily due to an increase in the number of employees assigned to software development at Wyndgate. Management expects research and development expenses to increase as additional software development related to Wyndgate's transfusion management information system software product is planned within 1997.

PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased $57,000, or 211% for the three months ended March 31, 1997 compared to the same three months in 1996. The provision for doubtful accounts for the three months ended March 31, 1997 included $70,000 provided for potential uncollectability of certain accounts receivable. This $70,000 expense was offset by a $13,000 decrease in write-offs of accounts receivable.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $36,000, for the three months ended March 31, 1997 compared to the same three months in 1996. The increase in depreciation and amortization is due to the increases in fixed assets.

INTEREST INCOME. Interest income increased $50,000 for the three months ended March 31, 1997 compared to the same three months in 1996. The increase was primarily due to interest income on the net proceeds received from the Company's initial public offering.

INTEREST EXPENSE. Interest expense increased $15,000 for the three months ended March 31, 1997 compared to the same three months in 1996. This increase was primarily due to increases in interest expense on capital lease obligations and notes payable.

OTHER. Other expenses increased $65,000, or 464%, for the three months ended March 31, 1997 compared to the same three months in 1996. This increase was primarily due to $79,000 of expenses incurred during the first quarter in 1997 in conjunction with the issuance and registration of warrants to two individuals.

Liquidity and Capital Resources
-------------------------------

The Company had cash and cash equivalents of $6,219,000 at March 31, 1997, none of which is restricted.

The Company had working capital of $2,572,000 at March 31, 1997 compared to a working capital deficit of $4,267,000 at December 31, 1996. The change in working capital during the three months ended March 31, 1997 was primarily due to the completion of the Company's initial public offering which generated approximately $8.3 million in net proceeds offset by changes in operating assets and liabilities.

The Company used $1,406,000 in net cash for operating activities for the three months ended March 31, 1997, compared to $855,000 for the same three months in 1996. The cash used in operations for the three months ended March 31, 1997 consisted primarily of the net loss for the period offset by depreciation and amortization expense, other non-cash expenses and decreases in accounts receivable balances, accounts payable and other accrued expenses and increases in unbilled revenues, net, and unearned revenue.

Net cash used in investing activities was $125,000 and $39,000 for the three months ended March 31, 1997 and 1996, respectively. For both periods, net cash used in investing activities consisted entirely of purchases of equipment and fixtures related to the increase in the number of employees of the Company and occupation of additional office space.

Net cash provided by financing activities was $7,261,000 and $1,004,000 for the three months ended March 31, 1997 and 1996, respectively. During the three months ended March 31, 1997, the Company completed its initial public offering and received approximately $8.3 million in net proceeds. The Company used a portion of these net proceeds to repay approximately $1.4 million in short term debt and notes payable, and also to pay certain offering and distribution costs related to the initial public offering. In addition, the Company paid $98,000 in principal payments on its capital lease obligations during the three months ended March 31, 1997.

The implementation cycle of Wyndgate's SAFETRACE(TM) software products is running longer than originally anticipated. Based on recent experience, management now anticipates that the implementation cycle will typically take an average of approximately two months longer per customer than originally expected. The implementation cycles are dependent on various items including the clients' size and the complexity of the clients' standard operating procedures. Three of the current twenty-five SAFETRACE(TM) software product clients are fully implemented and are fully operational on the SAFETRACE(TM) software product. The results of the implementation cycle delays are expected to delay future SAFETRACE(TM) software product maintenance revenues, future milestone payments from clients as defined in the SAFETRACE(TM) software product license agreements, the anticipated increase in future software license fee revenue from further sales of the SAFETRACE(TM) software product, and cause a greater use of liquidity and capital resources than originally anticipated.

Management is currently reevaluating its liquidity and capital requirements to assess if the Company's current capital resources are adequate, given the level of current operating losses. In addition, if future revenues are lower than anticipated, the Company may find it necessary to increase its capital by incurring debt, issuance of additional equity or a combination of both. The result of such change in capitalization could adversely affect future operating results due to increased interest costs. Such a change in capitalization could also increase shares outstanding, thus diluting ownership of current shareholders in the Company.

In April 1997, the Company committed to incurring certain costs related to relocation of Wyndgate's offices to another location within the Sacramento, California metropolitan area. The purpose of this relocation is to accommodate the increased office space requirements as a result of the increase in the number of employees at Wyndgate. These costs, include, without limitation, approximately $250,000 in additional equipment and fixtures which may be purchased or financed via capital leases, approximately $50,000 in leasehold improvements, approximately $40,000 in deposits on the new facility's leased space, and approximately $60,000 related to estimated moving expenses and other expenses related to the relocation of Wyndgate's offices. Completion of this move is expected during the third quarter of 1997. The result of the above and additional relocation costs are expected to adversely affect future operating results due to increased depreciation and amortization expense, increased interest cost, increased office rent expense, and increased losses on disposal of fixed assets during 1997. In addition, cash used to fund the relocation costs will not be available to fund operations, which is expected to adversely affect the Company's liquidity and working capital during 1997.

<PAGE.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

     CERTAIN OF THE STATEMENTS ABOVE ARE FORWARD-LOOKING STATEMENTS. FURTHER, THE COMPANY MAY FROM TIME TO TIME MAKE ORAL FORWARD-LOOKING STATEMENTS. THE FOLLOWING ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS.

HISTORY OF OPERATING LOSSES

From inception to March 31, 1997, the Company incurred cumulative net losses of approximately $9.3 million. Furthermore, the Company expects its expenses in all categories to increase as its research and development of new software products and other business activities expand and that its DataMed division will continue to incur operating losses until at least December 31, 1997. Thus, there can be no assurance that the Company will achieve or sustain profitability in the future. The Company's failure to achieve significant commercial revenues or profitability would materially and adversely affect the Company's business, financial condition and results of operation.

NO ASSURANCE OF FDA OR OTHER REQUIRED GOVERNMENTAL APPROVALS

The Company recently obtained premarket notification clearance from the FDA permitting the Company to continue marketing its SAFETRACE(TM) software product. The Company, however, has other software products, including its transfusion management information system, currently in development which may, or may not, require FDA approval.

If the Company's software products are determined to be regulated in the U.S. as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act they would require FDA clearance of premarket notification prior to commercial sale in the U.S. The process of obtaining required regulatory approvals from the FDA and other regulatory authorities is lengthy, expensive, inherently uncertain, generally takes several years or longer to complete, if approval is obtained at all, and requires the submission of extensive data and supporting information to the FDA. There can be no assurance that FDA approval of software products developed by the Company will be obtained on a timely basis, if at all. Failure to obtain FDA approval on a timely basis would materially and adversely affect the Company's business, financial condition and results of operations.

The Company will also be required to follow applicable Good Manufacturing Practices ("GMP") regulations of the FDA, which include testing, control and documentation requirements, as well as similar requirements in other countries, including International Standards Organization ("ISO") 9001 standards. Failure to meet these requirements would preclude the Company from marketing its products on a commercial basis, and therefore would materially and adversely affect the Company's business, financial condition and results of operations.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

Results of operations are expected to fluctuate significantly from quarter to quarter depending upon numerous factors, including demand for the Company's products; the timing of new software license agreements with Wyndgate customers; the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis; personnel changes; changes in Company strategy; and the level of international sales. Quarter to quarter operating results could also be affected by the timing of the receipt of individual customer orders and also the decision on whether or not to recognize revenue based upon the length of time the Company's customers take to implement the Company's software products. Further, special development projects required by customers concurrent with licensing of the Company's software products could result in revenue recognition delays.

LIMITED SALES, MARKETING AND DISTRIBUTION SYSTEMS

The Company's Wyndgate division has made limited sales of its SAFETRACE(TM) software product to date. The Company currently markets its SAFETRACE(TM) software product through a small direct sales force, both in the U.S. and internationally. Establishment of a complete sales force capable of effectively commercializing the Company's SAFETRACE(TM) software product, and other software products currently under development, will require substantial efforts and require significant management and financial resources. The Company has also been evaluating other strategic business alliances, which may assist in the development of a national and international sales, marketing and distribution system. Any alliance which is developed by the Company could require substantial capital and financial resources. There can be no assurance that the Company will be able to establish such a sales capability on a timely basis, if at all. Moreover, there can be no assurance that any business alliance entered into by the Company would be successful in such commercialization efforts.

POTENTIAL DIFFICULTIES IN MANAGING BUSINESS UNDERGOING RAPID GROWTH

The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively, both independently and as a group. Certain members of such management team have limited experience as a senior executive of a public corporation. There can be no assurance that the management team will operate together effectively. To compete successfully against current and future competitors, complete research and development in progress and develop future products, the Company believes that it must continue to expand its operations, particularly in the areas of research and development, sales and marketing, and training. If the Company were to experience significant growth in the future, such growth would likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating and financial systems and resources. To accommodate such growth and compete effectively, the Company must continue to implement and improve information systems, procedures and controls, and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could materially and adversely affect the Company's business, financial condition and results of operations.

PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION.

Gregory R. Huls, Chief Financial Officer and General Counsel to the
Company, has resigned effective June 6, 1997. The Company is evaluating whether to seek a Chief Financial Officer to replace Mr. Huls; in the interim, Bart K. Valdez, who previously acted as Director of Finance and Operations for the Company, will perform the duties of Chief Financial Officer.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit No.    Description
          -----------    -----------
               11.1      Statement re: Computation of Per Share Loss Over
                         the Period February 11, 1997 to March 31, 1997

               11.2 Statement re: Computation of Per Share Loss Over the Period January 1, 1997 to March 31, 1997

               27        Financial Data Schedule

     (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed during the quarter ended March 31, 1997.



                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL MED TECHNOLOGIES, INC.


Date  May 15, 1997             By /s/ MICHAEL I. RUXIN
                                 ---------------------------------
                                 Michael I. Ruxin
                                 Chief Executive Officer


Date  May 15, 1997             By /s/ GREGORY R. HULS
                                 ---------------------------------
                                  Gregory R. Huls
                                  Chief Financial Officer