Form 10QSB/A
period 1997-03-31
GLOBAL MED TECHNOLOGIES INC
filed 1997-06-16
CIK 1009463

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-QSB/A


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

                               FORM 10-QSB/A

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


From inception to March 31, 1997, the Company incurred cumulative net losses of approximately $9.3 million. The Company expects to continue to incur losses until 1998, and possible thereafter, until its existing SAFETRACE(TM) software product is fully implemented and fully operational within the Company's customers information system environment and until its transfusion management information system software product, which is currently under development, is established in its markets.

Management recently became aware of the now expected delays in the previously anticipated increase in future software license fee revenues expected from certain large internationally based blood centers and hospital organizations. These delays are expected to cause a greater use of liquidity and capital resources during the remainder of 1997 than originally anticipated. Based on this recent information, management anticipates that the Company's current and anticipated cash balances will not be sufficient to meet the Company's capital requirements as presently structured. Management recognizes that the Company must generate additional capital resources or consider modifications to its software development programs or sharply curtail its operating costs to enable it to continue operations with available resources. Management's plans include consideration of the sale of additional equity securities or other business transactions regarding the sale of the DataMed division which would provide sufficient resources to attempt to assure the continuation of the Company's operations and its software development programs.

The Company is currently evaluating potential investment banking relationships to assist it on the possible sale of equity securities.
The Company also continues to receive indications of interest from others regarding the possible sale of the DataMed division. Any offer which enhances return on invested capital and shareholder value and which furthers the Company's strategic goals will be seriously evaluated to insure that the best interests of the Company and its shareholders are served. Management expects that these efforts may result in the introduction of other parties with interests and resources which may be compatible with that of the Company. However, no assurances can be given that the Company will be successful in raising additional capital or entering into a business transaction regarding the sale of the DataMed division. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business transaction regarding the sale of the DataMed division, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate financing or enter into such business transaction, management will be required to sharply curtail the Company's software development programs and all of its operating expense categories.


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

During the three months ended March 31, 1997, the Company completed an initial public offering in which approximately 2,914,000 shares of common stock were issued and provided the Company with approximately $8.3 million, net of expenses. Through April 27, 1997 the Company has used approximately $3.6 million of the net proceeds from the initial public offering. The use of proceeds, to date, have been principally expended to repay certain debt and the payment of accounts payable and other accrued expenses. Management anticipates that the remaining funds will not be sufficient to fund Wyndgate's software development and the continued expected losses of the DataMed division.

From inception to March 31, 1997, the Company incurred cumulative net losses of approximately $9.3 million. The Company expects to continue to incur losses until 1998, and possibly thereafter, until its existing SAFETRACE(TM) software product is fully implemented and fully operational within the Company's customers information system environment and until its transfusion management information system software product, which is currently under development, is established in its markets.

Management recently became aware of the now expected delays in the previously anticipated increase in future software license fee revenues expected from certain large internationally based blood centers and hospital organizations. See Liquidity and Capital Resources below for further discussion of the Company's cash requirements and management's plans.

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

Liquidity and Capital Resources
-------------------------------

The Company had cash and cash equivalents of $6,219,000 at March 31, 1997, none of which is restricted. Management recently became aware of the now expected delays in the previously anticipated increase in future software license fee revenues expected from certain large internationally based blood centers and hospital organizations. These delays are expected to cause a greater use of liquidity and capital resources during the remainder of 1997 than originally anticipated. Based on this recent information, management anticipates that the Company's current and anticipated cash balances will not be sufficient to meet the Company's capital requirements as presently structured. Management recognizes that the Company must generate additional capital resources or consider modifications to its software development programs or sharply curtail its operating costs to enable it to continue operations with available resources. Management's plans include consideration of the sale of additional equity securities or other business transactions regarding the sale of the DataMed division which would provide sufficient resources to attempt to assure the continuation of the Company's operations and its software development programs.

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

The implementation cycle of Wyndgate's SAFETRACE(TM) software products is taking longer than originally anticipated. Based on recent experience, management now anticipates that the implementation cycle will typically take an average of approximately two months longer per customer than originally expected. The implementation cycles are dependent on various items including the clients' size and the complexity of the clients' standard operating procedures. Four of the current twenty-five SAFETRACE(TM) software product clients are fully implemented and are fully operational on the SAFETRACE(TM) software product. The results of the implementation cycle delays are expected to delay future SAFETRACE(TM) software product maintenance revenues, future milestone payments from clients as defined in the SAFETRACE(TM) software product license agreements, the anticipated increase in future software license fee revenue from further sales of the SAFETRACE(TM) software product, and cause a greater use of liquidity and capital resources than originally anticipated.

The Company is currently evaluating potential investment banking relationships to assist it on the possible sale of equity securities. The Company also continues to receive indications of interest from others regarding the possible sale of the DataMed division. Any offer which enhances return on invested capital and shareholder value and which furthers the Company's strategic goals will be seriously evaluated to insure that the best interests of the Company and its shareholders are served. Management expects that these efforts may result in the introduction of other parties with interest and resources which may be compatible with that of the Company. However, no assurances can be given that the Company will be successful in raising additional capital or entering into a business transaction regarding the sale of the DataMed division. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business transaction regarding the sale of the DataMed division, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate financing or enter into such business transaction, management will be required to sharply curtail the Company's software development programs and all of its operating expense categories. If the Company is successful in raising additional funds through the sale of additional equity securities, such a change in capitalization could also increase shares outstanding, thus diluting ownership of current shareholders in the Company.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit No.    Description
          -----------    -----------
               11.1      Statement re: Computation of Per Share Loss Over
                         the Period February 11, 1997 to March 31, 1997*

               11.2 Statement re: Computation of Per Share Loss Over the Period January 1, 1997 to March 31, 1997*

               27        Financial Data Schedule*

* previously filed

     (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed during the quarter ended March 31, 1997.



                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL MED TECHNOLOGIES, INC.


Date June 16, 1997             By /s/ MICHAEL I. RUXIN
                                 ---------------------------------
                                 Michael I. Ruxin
                                 Chief Executive Officer


Date June 16, 1997             By /s/ BART K. VALDEZ
                                 ---------------------------------
                                  Bart K. Valdez
                                  Chief Financial Officer