Form 10QSB
period 1997-06-30
GLOBAL MED TECHNOLOGIES INC
filed 1997-08-14
CIK 1009463

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended    June 30, 1997
                                            --------------------

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

As of June 30, 1997, 8,135,755 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format    Yes       No  X
                                                     -----   -----

                     GLOBAL MED TECHNOLOGIES, INC.

                               FORM 10-Q

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                           TABLE OF CONTENTS

                                                                  PAGE NO.


Part I.   Financial Information

     Item 1.   Financial Statements

               a. Consolidated Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996

               b. Unaudited Consolidated Statements of Operations for the three months ended June 30, 1997 and June 30, 1996 and for the six months ended June 30, 1997 and June 30, 1996

               c. Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996

               d.   Notes to Unaudited Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K

               a.   Exhibits

               b.   Reports on Form 8-K

Part I -  Financial Information

Item 1.   Financial Statements

                     Global Med Technologies, Inc.
                      Consolidated Balance Sheets
                            (In thousands)

                                               JUNE 30,
                                                 1997       DECEMBER 31,
                                              (UNAUDITED)       1996
                                             ---------------------------
ASSETS:
  Cash and cash equivalents                   $    3,775     $      489
  Accounts receivable-trade, net of
    allowance for uncollectible
    accounts of $145 and $75 at
    June 30, 1997 and December 31,
    1996, respectively                               800            875
  Unbilled revenues, net of allowance
    for uncollectible accounts of $125
    at June 30, 1997 and December 31, 1996           339            326

  Prepaid expenses and other assets                  101            196
  Deferred offering costs                              -            486
                                            ----------------------------
Total current assets                               5,015          2,372

Equipment and fixtures, at cost:
  Furniture and fixtures                             326             67
  Machinery and equipment                            233              -
  Computer hardware and software                     863            613
                                            ----------------------------
                                                   1,422            680
  Less accumulated depreciation
    and amortization                                (414)          (189)
                                            ----------------------------
                                                   1,008            491

Capitalized software development
  costs, less accumulated amortization
  of $283 and $163 at June 30, 1997
  and December 31, 1996, respectively                256            376

                                            ----------------------------
Total assets                                  $    6,279     $    3,239
                                            ============================

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     Global Med Technologies, Inc.
                Consolidated Balance Sheets (continued)
             (In thousands, except par value information)



                                               JUNE 30,
                                                 1997       DECEMBER 31,
                                              (UNAUDITED)       1996
                                             ---------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                            $      256     $      483
  Accrued expenses                                   429            731
  Accrued payroll                                    207            243
  Accrued compensated absences                       380            352
  Noncompete accrual                                 150            150
  Unearned revenue                                 1,827          1,359
  Short-term debt                                      -          1,097
  Notes payable (including $181 to
    related parties at December 31, 1996)              -            651
  Current portion of capital lease
    obligations                                      228            169
  Net liabilities of discontinued
    operations                                       666          1,132
                                            ----------------------------
Total current liabilities                          4,143          6,367

Capital lease obligations,
  less current portion                               239            232

Commitments and contingencies                          -              -

Stockholders' equity (deficit):
  Preferred stock, $.01 par value:
    Authorized shares - 10,000
    None issued or outstanding                         -              -
  Common stock, $.01 par value:
    Authorized shares - 40,000
    Issued and outstanding shares - 8,136
      and 4,994 at June 30, 1997 and
      December 31, 1996, respectively                 81             50
  Additional paid-in capital                      12,910          4,282
  Accumulated deficit                            (11,094)        (7,692)
                                            ----------------------------
Total stockholders' equity (deficit)               1,897         (3,360)
                                            ----------------------------
Total liabilities and stockholders'
  equity                                      $    6,279     $    3,239
                                            ============================


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     Global Med Technologies, Inc.
                 Consolidated Statements of Operations
                              (Unaudited)
          (In thousands, except per common share information)



                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                         JUNE 30,                  JUNE 30,
                                    1997         1996         1997         1996
                                  --------------------------------------------------
Revenue:
  Software sales and consulting   $      365   $    2,582   $    1,365   $    2,771
  Hardware and software,
  obtained from vendors                   50           41          220           91
                                  --------------------------------------------------
TOTAL REVENUE                            415        2,623        1,585        2,862

Cost of revenue and product
 development:
  Software sales and consulting          289         399           590          560
  Hardware and software,
  obtained from vendors                   25          22           168           67
                                   -------------------------------------------------
TOTAL COST OF REVENUE AND                314         421           758          627
PRODUCT DEVELOPMENT
                                   -------------------------------------------------
Gross profit                             101       2,202           827        2,235

Operating expenses:
  Payroll and other                      475         314           971          521
  General and administrative             339         156           577          308
  Sales and marketing                     52         172           486          402
  Research and development               649         364         1,078          725
  Provision for doubtful accounts          -           5            70           10
  Depreciation and amortization          102          40           154           72
                                  --------------------------------------------------
INCOME (LOSS) FROM CONTINUING
OPERATIONS                            (1,516)      1,151        (2,509)         197

Interest income                           65          10           115           10
Interest expense                         (16)        (47)          (47)         (68)
Other                                     (2)          -           (81)           -
                                  --------------------------------------------------
Income (loss) from continuing
operations before provision for
income taxes                          (1,469)      1,114        (2,522)         139
Provision for income taxes                 -           -             -            -
                                  --------------------------------------------------
Income (loss) from continuing
operations                            (1,469)      1,414        (2,522)         139

Loss from discontinued operations       (336)       (305)         (880)        (539)
                                  --------------------------------------------------
NET INCOME (LOSS)                 $   (1,805) $      809    $   (3,402)  $     (400)
                                  ==================================================

NET INCOME (LOSS) FROM
CONTINUING OPERATIONS PER
COMMON SHARE                      $    (0.21) $     0.25    $    (0.35)  $     0.03
Common shares used in computing
net income (loss) from continuing
operations per common share            7,153       4,384         7,153        4,384

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     Global Med Technologies, Inc.
                 Consolidated Statements of Cash Flows
                              (Unaudited)
                            (In thousands)

                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                                1997           1996
                                             ---------------------------
OPERATING ACTIVITIES
Net loss                                      $   (3,402)    $     (400)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Net loss of discontinued operations              880            539
    Depreciation and amortization                    274            101
    Loss on disposal of assets                         2              -
    Warrant issuance                                  63              -
    Changes in operating assets and
     liabilities:
      Accounts receivable-trade, net                  75           (390)
      Unbilled revenues, net                         (13)        (1,143)
      Note receivable                                  -           (250)
      Prepaid expenses and other assets               95            (11)
      Accounts payable                              (227)           141
      Accrued expenses                              (302)           308
      Accrued payroll                                (36)            82
      Accrued compensated absences                    28             (6)
      Noncompete accrual                               -           (175)
      Unearned revenue                               468            222
                                            ----------------------------

Net cash used in continuing operations            (2,095)          (982)
Net cash used in discontinued operations          (1,255)          (585)
                                            ----------------------------
Net cash used in operating activities         $   (3,350)    $   (1,567)

INVESTING ACTIVITIES
Purchases of equipment and fixtures                 (438)           (36)
Capital expenditures of discontinued
  operations                                         (58)           (15)
Increase in software development costs                 -            (40)
                                            ----------------------------
Net cash used in investing activities               (496)           (91)

FINANCING ACTIVITIES
Borrowings on short-term debt                          -            425
Principal payments on short-term debt             (1,097)          (105)
Principal payments under capital
  lease obligations                                  (95)           (50)
Principal payments on notes payable                 (327)             -
Principle payments of discontinued
  operations                                        (107)          (105)
Issuance of notes payable                              -            751
Issuance of common stock                           8,272            700
Deferred offering costs                              486            (99)
                                            ----------------------------
Net cash provided by financing
  activities                                       7,132          1,517
                                            ----------------------------

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     Global Med Technologies, Inc.
          Consolidated Statements of Cash Flows (continued)
                              (Unaudited)




                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                                1997           1996
                                             ---------------------------
                                                   (IN THOUSANDS)

Net increase (decrease) in cash and
  cash equivalents                            $    3,286     $     (141)
Cash and cash equivalents at
  beginning of period                                489            422
                                            ----------------------------
Cash and cash equivalents at
  end of period                               $    3,775     $      281
                                            ============================

Supplemental disclosures:

     The Company entered into capital lease obligations of approximately $57,000 and $112,000 during the six months ended June 30, 1997 and 1996, respectively.

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

         Notes to Unaudited Consolidated Financial Statements


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Med Technologies, Inc. (the "Company") have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of its financial position at June 30, 1997 and the results of its operations for the six months and the quarter ended June 30, 1997 and 1996 have been included.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission. The interim results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for any other interim period of 1997 or for the year ending December 31, 1997.

The unaudited consolidated financial statements have been restated to reflect the sale of the Company's DataMed International division as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 ("APB 30") (see Note 2).

2. DISCONTINUED OPERATIONS

On June 20, 1997, Global Med Technologies, Inc. ("the Company") entered into a letter of intent with National Medical Review Offices, Inc. ("NMRO") which provides, subject to the approval of the shareholders of the Company and the satisfaction of certain other conditions, that the Company will sell its DataMed International division ("DataMed") to NMRO. The letter of intent provides that NMRO will (i) pay the Company $1.2 million in cash, $600,000 of which was deposited into an escrow account with a bank on July 2, 1997, (ii) assume certain capital lease obligations related to DataMed as of June 30, 1997, (iii) assume accounts payable and accrued expenses related to DataMed as of June 30, 1997, and (iv) be assigned accounts receivable related to DataMed at June 30, 1997.

The letter of intent provides that NMRO will assume the operations of
DataMed, effective June 30, 1997.   The contracts pursuant to which DataMed
performs substance abuse testing for its customers are not assignable. Therefore, the Company has agreed to encourage DataMed's customers to enter into new substance abuse testing contracts with NMRO, and to use its best efforts to facilitate customers' transfer to NMRO. There will be no adjustment in the purchase price to be paid to the Company, however, in the event current DataMed customers do not enter into new substance abuse contracts with NMRO.

It is anticipated that most of the employees of DataMed will be employed by NMRO, and the letter of intent provides that NMRO will assume the accrued payroll and vacation pay related to these employees. Among the employees who would become employees of NMRO is Bart K.

Valdez, who is currently the acting Chief Financial Officer of the Company, as well as the Director of Operations of DataMed.

The terms of the agreement with NMRO resulted from arm's length negotiations between representatives of the Company and representatives of NMRO.

Consummation of the transaction is dependent upon preparation and execution of a definitive asset purchase and sale agreement, completion of NMRO's due diligence, approval of the Company's shareholders and various other conditions. The final agreement will also include the Company's agreement not to compete with NMRO in the substance abuse testing business and to maintain the confidentiality of trade secrets of that business.



                     Global Med Technologies, Inc.
              Notes to Consolidated Financial Statements
                              (Unaudited)
          (In thousands, except per common share information)

The unaudited operating results of the discontinued operations are summarized as follows:

                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                                1997           1996
                                             ---------------------------

Substance abuse testing and
 other revenue                                $    2,953     $    3,116
Cost of revenue                                    2,151          1,844
                                            ----------------------------
Gross profit                                  $      802     $    1,272
                                            ============================

Net loss                                      $     (880)    $     (539)
                                            ============================

Net loss per common share                     $    (0.12)    $    (0.12)
                                            ============================

The unaudited net liabilities of the discontinued operations are summarized as follows:


                                               JUNE 30,      DECEMBER 31,
                                                 1997           1996
                                             ---------------------------

Current assets                                $      913     $    1,022
Equipment and fixtures, net                          472            738
Current liabilities                               (1,789)        (2,426)
Long-term liabilities                               (262)          (466)
                                            ----------------------------
Net liabilities                               $     (666)    $   (1,132)
                                            ============================

3. INITIAL PUBLIC OFFERING AND LIQUIDITY AND MANAGEMENT'S PLANS

During the first quarter of 1997, the Company completed an initial public offering in which approximately 2,914,000 shares of common stock were issued (including approximately 240,000 shares issued in connection with the exercise of the underwriter's over-allotment option) which provided the Company with approximately $8.3 million, net of expenses (the February 1997 public offering).

From inception to June 30, 1997, the Company incurred cumulative net losses of approximately $11.1 million. The Company expects to continue to incur losses until 1999, and possibly thereafter, until its existing SAFETRACE(R) software product is fully implemented and fully operational within the Company's customers information system environment and until its transfusion management information system software product, which is currently under development, is established in its markets.

During the quarter ended June 30, 1997, management became aware of certain delays in future software license fee revenues expected from certain large internationally based blood centers and hospital organizations. These delays are expected to cause a greater use of liquidity and capital resources during the remainder of 1997 than originally anticipated. Based on this information, management anticipates that the Company's current and anticipated cash balances will not be sufficient to meet the Company's capital or liquidity requirements as presently structured. Management recognizes that the Company must obtain additional capital resources, consider significant reductions to its software development programs and/or sharply curtail all of its operating expense categories to enable it to continue operations with available cash resources. Management's plans include consideration of the sale of additional equity securities and the sale of DataMed which would provide sufficient resources to continue the Company's operations and its software development programs for the remainder of 1997. Management anticipates the Company will continue to incur losses until 1999, and possibly thereafter; accordingly, the Company will require additional capital beyond management's current capital raising efforts.

The Company is currently evaluating potential investment banking relationships to assist it on the possible sale of equity securities. Management expects that these efforts may result in the introduction of other parties with interests and resources which may be compatible with that of the Company. However, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate financing, management will be required to sharply curtail the Company's software development programs and all of its operating expense categories.

4. COMMITMENTS AND CONTINGENCIES

During November 1996, the Company (through its Wyndgate division) entered into an Exclusivity and Software Development Agreement (Agreement) with Ortho Diagnostic Systems, Inc. (ODSI), a subsidiary of Johnson & Johnson. This Agreement requires the Company to perform certain software development services in consideration of the payment by ODSI of $500,000 received by the Company in November 1996, and an additional payment of $500,000 received by the Company in January 1997. Both payments received by the Company are included in unearned revenue at June 30, 1997. The Agreement provided that until May 14, 1997 (the "Exclusivity Period"), ODSI had the exclusive right to negotiate with the Company with respect to the Company's activities and developments in information technology and intellectual property relating to donor and transfusion medicine (the "Technology") and that, during the Exclusivity Period, the Company would not, directly or through any intermediary, accept, encourage, solicit, entertain or otherwise discuss any acquisition of any of the Company's common stock, business, property or know-how, including the Technology, with any person or entity other than ODSI or an affiliate thereof and would not otherwise encumber the ability of ODSI or an affiliate thereof to enter into any arrangement with the Company concerning the Technology.

Prior to the expiration of the Exclusivity Period, the Company received communication from ODSI that it had not yet completed an internal evaluation of the Company's Technology and would not be prepared at the conclusion of the Exclusivity Period to discuss any form of proposed transaction between the Company and ODSI. ODSI requested, and the Company agreed, that ODSI be permitted to continue its evaluation of the Company's Technology, on a non-exclusive basis, with the intent of responding to the Company by July 14, 1997 regarding whether or not they would propose some form of transaction with the Company. On July 14, 1997, the parties agreed to a further extension to September 30, 1997.

Pursuant to the Agreement, the Company granted ODSI a right of first refusal for a period of six months after the expiration of the Exclusivity Period in the event the Company proposes to transfer, dispose of, sell, lease, license (except on a non-exclusive basis in the ordinary course of its business), mortgage or otherwise encumber or subject to any pledge, claim, lien, charge, encumbrance or security interest (except for a security interest with a bank which was in effect at the time the Agreement was negotiated) of any kind or any nature of the Technology. In connection with the extension of the Agreement to September 30, 1997, ODSI relinquished its right of first refusal.

5. SHORT-TERM DEBT

As of December 31, 1996, the Company owed $1,097,000 in short-term debt. This amount, plus accrued interest, was paid in full out of the net proceeds of the February 1997 public offering during the six months ended June 30, 1997.


6. NOTES PAYABLE

As of December 31, 1996, the Company owed $651,000 related to a 1996 10% note offering. Of the $651,000, $327,000, plus accrued interest, was paid in full during the six months ended June 30, 1997 out of the net proceeds of the February 1997 public offering. The remaining balance of $324,000, plus accrued interest of $24,750, was converted into approximately 93,000 shares of common stock during the six months ended June 30, 1997.

7. NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net loss per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted net loss per share for the six months ended June 30, 1997 and June 30, 1996 is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

Global Med Technologies, Inc. is comprised of two operating divisions, Wyndgate Technologies ("Wyndgate") and DataMed International ("DataMed"). Wyndgate designs, develops, markets and supports health care information management software products for blood banks, hospitals and other facilities. Revenues for Wyndgate are derived from the licensing of software, the provision of consulting and other value-added support services and the sale of related hardware and software obtained from vendors. DataMed is in the business of substance abuse testing and medical surveillance management services, including medical review officer functions, data management, record storage and coordination of all substance abuse testing program elements. Revenues for DataMed are derived from the provision of substance abuse testing management services and the coordination of laboratory and collection site services for substance abuse tests. The Company, has entered into an agreement to sell DataMed, subject to shareholder approval.

During the three months ended March 31, 1997, the Company completed an initial public offering in which approximately 2,914,000 shares of common stock were issued and provided the Company with approximately $8.3 million, net of expenses (the February 1997 public offering). Through July 1997, the Company has used approximately $4.5 million of the net proceeds from the February 1997 public offering. The use of proceeds to date have been principally expended to repay short-term debt, notes payable, accounts payable and other accrued expenses, to fund Wyndgate's research and development and sales and marketing efforts, as well as for general working capital purposes. Management anticipates that the remaining funds will not be sufficient to fund the Company's anticipated cash requirements during the fourth quarter of 1997.

From inception to June 30, 1997, the Company incurred cumulative net losses of approximately $11.1 million. The Company expects to continue to incur losses until 1999, and possibly thereafter, until its existing SAFETRACE(R) software product is fully implemented and fully operational within the Company's customers information system environment and until its transfusion management information system software product, which is currently under development, is established in its markets.

During the quarter ended June 30, 1997, management became aware of certain delays in future software license fee revenues expected from certain large internationally based blood centers and hospital organizations. See Liquidity and Capital Resources below for further discussion of the Company's cash requirements and management's plans.

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

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the sufficiency of the Company's liquidity and sources of capital. Any statements contained herein which are not historical facts or which contain the words expect, believe or anticipate, or words of similar import shall be deemed to be forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially. Additional information regarding factors that could potentially affect the Company or its financial results may be included in the Company's filings with the Securities and Exchange Commission.

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for any other interim period of 1997 or for the year ending December 31, 1997.

Results of Operations for the three and six months ended
--------------------------------------------------------
June 30, 1997 and 1996
----------------------

REVENUES. Revenues are comprised of software sales and consulting revenues, and sales of hardware and software obtained from vendors.

Revenues from software sales and consulting decreased compared to the same periods in 1996 by $1,406,000 or 51% and $2,217,000 or 86% for the six
months and quarter ended June 30, 1997, respectively. This decrease in software sales and consulting revenue is primarily the result of significantly reduced sales and related deliveries of Wyndgate's
SAFETRACE(R) software products.

Revenues from hardware and software, obtained from vendors increased compared to the same periods in 1996 by $129,000, or 142%, and $9,000 or 22%, for the six months and quarter ended June 30,1997, respectively. This increase was primarily due to an increase in the average price per order and in the number of Wyndgate customers which ordered third party hardware and software through Wyndgate.

The Company's marketing and sales efforts will continue to be focused on current and future Wyndgate software products and services. If future sales of Wyndgate's SAFETRACE(R) software product licenses are less than management anticipates, the Company's revenues, gross margins, and liquidity may be materially adversely affected.

COST OF REVENUE AND PRODUCT DEVELOPMENT. Cost of revenue and product development as a percentage of revenues was 48% and 76% for the six months and quarter ended June 30, 1997, respectively, compared to 22% and 16% for the six months and quarter ended June 30, 1996, respectively.

Cost of software sales and consulting as a percentage of the related revenue was 43% and 79% for the six months and quarter ended June 30, 1997, respectively, compared to 20% and 15% for the same periods in 1996. This increase was primarily a result of decreased sales of Wyndgate's SAFETRACE(R) software product licenses which are typically priced at higher profit margins than revenues from consulting and implementation related services.

Cost of hardware and software, obtained from vendors as a percentage of the related revenue was 76% and 50% for the six months and quarter ended June 30, 1997, respectively, compared to 74% and 54% for the same periods in 1996. Typically, hardware and software, obtained from vendors is priced at lower profit margins than revenues from software sales and consulting.

GROSS PROFIT. Gross profit as a percentage of revenue was 52% and 24% for the six months and quarter ended June 30, 1997, respectively, compared to 78% and 84% for the same periods in 1996. This decrease in gross profit was primarily a result of the decreased sales of the higher margin SAFETRACE(R) software products discussed above.

PAYROLL AND OTHER. Payroll and other increased $450,000 or 86% and $161,000 or 51% for the six months and quarter ended June 30, 1997, respectively, compared to the same periods in 1996. The increase in payroll and other was primarily due to increased salary and employee benefit costs incurred as a result of the hiring of additional client service personnel necessary to manage Wyndgate's new customers together with increased management personnel.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $269,000 or 87% and $183,000 or 117% for the six months and quarter ended June 30, 1997, respectively, compared to the same periods in 1996. The increase in general and administrative expenses was attributable primarily to outside contract services, insurance related expenses, leased office space expenses and other general and administrative expenses which were related to the increase in the number of Wyndgate employees.

SALES AND MARKETING. Sales and marketing expenses were $486,000 and $52,000 for the six months and quarter ended June 30, 1997, respectively, an increase of $84,000 or 21% for the six months ended and a decrease of $120,000 or 70% for the quarter ended June 30, 1997 compared to the same periods in 1996. The decrease in sales and marketing expenses for the quarter ended June 30, 1997 was primarily due to a $200,000 decrease related to certain stock options granted to a business advisory enterprise expensed in 1996 and 1997 and which expired on June 30, 1997. This decrease was offset by increased activity in advertising and direct sales personnel and travel related expenditures of Wyndgate. Management expects that there will be additional increases in sales and marketing expenses if the Company is successful in introducing its new transfusion management information system, the SAFETRACE TX(TM) software product and if the Company is successful in its current capital raising efforts.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $353,000 or 49% and $285,000 or 78% for the six months and quarter ended June 30, 1997, respectively, compared to the same periods in 1996. The increase in research and development expenses was primarily due to an increase in the number of employees assigned to software development at Wyndgate. Management expects research and development expenses to increase as additional software development related to Wyndgate's SAFETRACE TX(TM) software product is planned within 1997.

PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased $60,000 or 600% for the six months ended June 30, 1997 and decreased $5,000 or 100% for the quarter ended June 30, 1997 compared to the same periods in 1996. The provision for doubtful accounts for the six months ended June 30, 1997 of $70,000 provided for potential uncollectability of certain accounts receivable.

DEPRECIATION AND AMORTIZATION. Compared to the same periods in 1996, depreciation and amortization increased $82,000 or 114% and $62,000 or 155% for the six months and quarter ended June 30, 1997, respectively. The increase in depreciation and amortization is due to the increases in fixed assets.

INTEREST INCOME. Interest income increased $105,000 and $55,000 for the six months and quarter ended June 30, 1997, respectively, compared to the same periods in 1996. The increase was primarily due to interest income derived from the net proceeds of the February 1997 public offering.

INTEREST EXPENSE. Interest expense decreased $21,000 and $31,000 for the six months and quarter ended June 30, 1997, respectively, compared to the same periods in 1996. This decrease was primarily due to the repayment of approximately $1.4 million in short term debt and notes payable from the net proceeds of the February 1997 public offering, which was partially offset by an increase in interest expense on capital lease obligations.

OTHER. Compared to the same periods in 1996, other expenses increased $81,000 and $2,000 for the six months and quarter ended June 30, 1997, respectively. This increase was primarily due to $79,000 of expenses incurred during the first quarter in 1997 in conjunction with the issuance and registration of warrants to two individuals.

Liquidity and Capital Resources
-------------------------------

The Company had cash and cash equivalents of $3.78 million at June 30, 1997, none of which is restricted. During the quarter ended June 30, 1997, management became aware of delays in future software license fee revenues expected from certain large internationally based blood centers and hospital organizations. These delays are expected to cause a greater use of liquidity and capital resources during the remainder of 1997 than originally anticipated. Based on this recent information, management anticipates that the Company's current and anticipated cash balances will not be sufficient to meet the Company's capital requirements as the Company is presently structured, even if DataMed is sold. Management recognizes that the Company must obtain additional capital resources, consider significant reductions to its software development programs and/or sharply curtail all of its operating expense categories to enable it to continue operations with available resources. Management's plans include consideration of the sale of additional equity securities and the sale of DataMed which would provide sufficient resources to continue the Company's operations and its software development programs for the remainder of 1997. The Company anticipates it will continue to incur losses until 1999, and possibly thereafter; accordingly, the Company will require additional capital beyond current capital raising efforts.

The Company had working capital of $872,000 at June 30, 1997 compared to a working capital deficit of $4 million at December 31, 1996. Excluding the net liabilities of the discontinued operations, the Company had working capital of $1.5 million at June 30, 1997 compared to a working capital deficit of $2.9 million at December 31, 1996. The change in working capital during the six months ended June 30, 1997 was primarily due to the completion of the February 1997 public offering which generated approximately $8.3 million in net proceeds. To date, the net proceeds from the February 1997 public offering have principally been expended to repay short term debt, notes payable, accounts payable and other accrued expenses, to fund Wyndgate's research and development and sales and marketing efforts, and for general working capital purposes.

The Company used $3.4 million in net cash for operating activities for the six months ended June 30, 1997, compared to $1.6 million for the same period in 1996. These amounts include $1.3 million net cash used by discontinued operations for the six months ended June 30, 1997 and $585,000 net cash used by discontinued operations for the same period in 1996. The cash used in continuing operations for the six months ended June 30, 1997 consisted primarily of the net loss from continuing operations of $2.5 million and net decreases of $537,000 in certain current liabilities partially offset by an increase of $468,000 in unearned revenue and $274,000 of depreciation and amortization expense incurred during the six months ended June 30, 1997.

Net cash used in investing activities was $496,000 and $91,000 for the six months ended June 30, 1997 and 1996, respectively. This included capital expenditures by discontinued operations of $58,000 and $15,000 for the six months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997, net cash used in investing activities consisted entirely of purchases of equipment and fixtures related to the increase in the number of Wyndgate employees and Wyndgate's occupation of additional office space. For the six months ended June 30, 1996, net cash used in investing activities consisted of purchases of equipment and fixtures related to the increase in the number of employees and an increase in capitalized software development costs.

Net cash provided by financing activities was $7.1 million and $1.5 million for the six months ended June 30, 1997 and 1996, respectively. This included capital lease principal payments for discontinued operations of $107,000 and $105,000 for the six months ended June 30, 1997 and 1996, respectively. During the six months ended June 30, 1997, the Company completed its February 1997 public offering and received approximately $8.3 million in net proceeds. The Company used a portion of these net proceeds to repay approximately $1.4 million in short term debt and notes payable, and also to pay certain offering and distribution costs related to the February 1997 public offering. In addition, the Company paid $95,000 in principal payments on its capital lease obligations during the six months ended June 30, 1997.

The implementation cycle of Wyndgate's SAFETRACE(R) software products is running longer than originally anticipated. Based on recent experience, management now anticipates that the implementation cycle will typically take an average of approximately 14 months. The implementation cycles are dependent on various items including the clients' size and the complexity of the clients' standard operating procedures. Seven of the current twenty-five SAFETRACE(R) software product clients are implemented and are operational on the SAFETRACE(R) software product. The results of the implementation cycle delays are expected to delay future SAFETRACE(R) software product maintenance revenues, future progress payments from clients as defined in the SAFETRACE(R) software product license agreements, the anticipated increase in future software license fee revenue from further sales of the SAFETRACE(R) software product, and cause a greater use of liquidity and capital resources than originally anticipated.

The Company is currently evaluating potential investment banking relationships to assist it in the possible sale of equity securities. The Company also has entered into a letter of intent to sell DataMed, subject to shareholder approval. Assuming the Company successfully raises additional funds and/or shareholders approve the sale of DataMed, there can be no assurance that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate financing or if consummation of the DataMed transaction does not occur during the next three to five months, management will be required to sharply curtail the Company's software development programs and all of its operating expense categories. If the Company is successful in raising additional funds through the sale of additional equity securities, such a change in capitalization could also increase the number of shares of common stock outstanding, thus diluting ownership of current shareholders in the Company.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

CERTAIN OF THE STATEMENTS ABOVE ARE FORWARD-LOOKING STATEMENTS. FURTHER, THE COMPANY MAY FROM TIME TO TIME MAKE ORAL FORWARD-LOOKING STATEMENTS. THE FOLLOWING ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS.

SIGNIFICANT OPERATING LOSSES; NEGATIVE NET WORTH; NET WORKING CAPITAL
DEFICIT

For the fiscal years ended December 31, 1996 and 1995, the Company incurred a loss in the approximate amounts of $4.5 million and $2.7 million, respectively. The 1995 loss was primarily due to (i) employee compensation which increased because of additional sales and operations staff hired by the Company in 1995 in anticipation of future growth of the Company's operations and (ii) expenses related to the merger with The Wyndgate Group, Ltd. The increased loss in 1996 was primarily due to increases in overall staffing and related expenses necessary to handle recent and anticipated future growth of the Company. For the six months ended June 30, 1997, the Company had a loss of $2.5 million from continuing operations. As of June 30, 1997 and excluding the net liabilities of the discontinued operations, the Company had working capital of approximately $1.5 million. Additionally, as of June 30, 1997, the Company had a negative net worth of approximately $11.1 million. There can be no assurance that the Company will be able to generate sufficient revenues to operate profitably in the future or to pay the Company's debts as they become due. See MANAGEMENT'S DISCUSSION AND ANALYSIS.

ANTICIPATED NEGATIVE CASH FLOW

Management anticipates that the Company's current and anticipated cash balances will not be sufficient to meet the Company's capital requirements, given the Company's current cost structure. Even if the sale of DataMed is approved by the Company's shareholders, the Company will require additional funds to operate in the fourth quarter of 1997. Accordingly, the Company must generate additional capital, consider significant reductions to its software development programs and/or sharply curtail its operating costs to enable it to continue operations with available cash resources. The sale of DataMed would provide additional, but not sufficient, resources to assure the continuation of the Company's operations and its software development programs. The Company is currently evaluating potential investment banking relationships to assist it in raising equity capital. However, no assurances can be given that the Company will be successful in raising additional capital or that the sale of DataMed will be approved by the Company's shareholders. Further, there can be no assurance, assuming the sale of DataMed is approved by the Company's shareholders, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate financing, management will be required to sharply curtail the Company's software development programs and all of its operating expense categories.


REVENUE FLUCTUATIONS

The Company has experienced revenue fluctuations when its SAFETRACE(R) software product is delivered. The SAFETRACE(R) software product license fees have historically been recognized as revenue upon delivery of the software if no significant vendor obligations exist as of the delivery date, and therefore are subject to delays of the delivery service and
customer delayed delivery requests.   Quarter to quarter revenue
fluctuations could also be affected by the decision on whether or not to recognize revenues based upon the length of time the Company's customers take to implement the Company's software products. The implementation cycle of Wyndgate's SAFETRACE(R) software products is taking longer than originally anticipated. Based on recent experience, management anticipates that the implementation cycle will typically take approximately 14 months. Further, special development projects required by customers concurrent with the licensing of the Company's software products and other significant obligations could result in revenue recognition delays. As a result, the Company's operating results could fluctuate widely from quarter to quarter and investors should put more emphasis on the Company's results for a full year rather than on the Company's quarterly results.


LACK OF SIGNIFICANT OPERATING HISTORY

The Company has been in existence since 1989. As such, the Company is subject to many of the risks common to enterprises with a limited operating history, including potential under-capitalization, limitations with respect to personnel, financial and other resources and limited customers and revenues. As of the date hereof, only seven of the licensees of the SAFETRACE(R) software product, Wyndgate's blood tracking system, have the SAFETRACE(R) software product in operation. There is no assurance that the additional licensees of the SAFETRACE(R) software product to date will ever become operational with their SAFETRACE(R) software product, that the Company will be able to license the SAFETRACE(R) software product to additional persons, that the Company will be able to develop and license new products or that the Company will be successful. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development and marketing of new products.

GOVERNMENT REGULATION

In April 1997, Wyndgate received notification from the FDA of their finding of "substantial equivalence" of the Company's SAFETRACE(R) software product. This determination permits the Company to continue to market the SAFETRACE(R) software product.

The Company's products and services are subject to regulations adopted by governmental authorities, including the FDA, which governs blood center computer software products regulated as medical devices. The U.S. Department of Transportation issues regulations regarding procedures applicable to substance abuse testing programs required in six transportation industries. Government regulations can be burdensome and may result in delays and expense to the Company. In addition, modifications to regulations could adversely affect the timing and cost of new products and services introduced by the Company. Failure to comply with applicable regulatory requirements can result in, among other things, operating restrictions and fines. For instance, if in the future the FDA determines that the Company's SAFETRACE TX(TM) product requires FDA clearance prior to the marketing of such product, the time delay to market the SAFETRACE TX(TM) software product could materially and negatively impact the Company's business. The Company cannot predict the effect of possible future legislation and regulation. The Company will also be required to follow applicable Good Manufacturing Practices ("GMP") regulations of the FDA, which include testing, control and documentation requirements, as well as similar requirements in other countries, including International Standards Organization ("ISO") 9001 standards. Failure to meet these requirements would preclude the Company from marketing its products on a commercial basis, and therefore would materially and adversely affect the Company's business, financial condition and results or operations.

FLUCTUATIONS IN OPERATING RESULTS

Results of operations are expected to fluctuate significantly from quarter to quarter depending upon numerous factors, including demand for the Company's products; the timing of new software license agreements with Wyndgate customers; the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis; personnel changes; changes in Company strategy, and the level of international sales. Quarter to quarter operating results could also be affected by the timing of the receipt of individual customer orders and other revenue fluctuation factors discussed above.

LIMITED SALES, MARKETING AND DISTRIBUTION SYSTEMS

The Company's Wyndgate division has made limited sales of its SAFETRACE(R) software product to date. The Company currently markets its SAFETRACE(R) software product through a small direct sales force, both in the U.S. and internationally. Establishment of a complete sales force capable of effectively commercializing the Company's SAFETRACE(R) software product, and other software products currently under development, will require substantial efforts and require significant management and financial resources. The Company has also been evaluating other strategic business alliances, which may assist in the development of a national and international sales, marketing and distribution system. Any alliance which is developed by the Company could require substantial capital and financial resources. There can be no assurance that the Company will be able to establish such a sales capability on a timely basis, if at all. Moreover, there can be no assurance that any business alliance entered into by the Company would be successful in such commercialization efforts.

POTENTIAL DIFFICULTIES IN MANAGING BUSINESS UNDERGOING RAPID GROWTH

The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively, both independently and as a group. Most of the Company's management team have no prior experience as senior executives of a public corporation. There can be no assurance that the management team will operate together effectively. To compete successfully against current and future competitors, to complete research and development in progress and to develop future products, the Company believes that it must continue to expand its operations, particularly in the areas of research and development, sales and marketing, and customer implementation and training. If the Company were to experience significant growth in the future, such growth would likely place significant strain upon the Company's management, operating and financial systems and resources. To accommodate such growth and compete effectively, the Company must continue to implement and improve its internal information systems, procedures and controls, and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could materially and adversely affect the Company's business, financial condition and results of operations.

RAPIDLY CHANGING TECHNOLOGY

The market for applications software is characterized by rapidly changing technology and by changes from mainframe to client/server computer technology, including frequent new product introductions and technological enhancements in the applications software business. During the last five years, the use of computer technology in the information management industry has expanded significantly to create intense competition. With rapidly expanding technology, there can be no assurance that the Company, with its limited resources, will be able to acquire or maintain any technological advantage. The Company's success will be in large part dependent on its ability to use the developing technology to its maximum advantage and to remain competitive in price and product performance. If the Company is unable to acquire or maintain a technological advantage, or if the Company fails to stay current and evolve in the applications software and information management fields, its efforts may not be successful.

ROYALTY AGREEMENTS

Pursuant to certain royalty agreements, the Company is required to pay certain of its sales proceeds directly to outside parties. Such payments may adversely affect the Company's available cash to fund future operations and the Company's future profitability.

POSSIBLE LOSS OF SOFTWARE LICENSES DUE TO FAILURE TO MEET MAINTENANCE
SCHEDULES

The Wyndgate software license agreements have a license term that varies, but are typically five year licenses which are automatically renewable. The software license may be terminated by customers if Wyndgate fails to deliver maintenance services consisting of product bug fixes, regulatory compliance and updates. Wyndgate may terminate licenses if customers fail to meet their contractual obligations to Wyndgate, primarily the payment of usage fees. However, there can be no assurance that the Company will be able to meet all of the maintenance services and contractual commitments required to keep the license agreements in force or that customers will continue to make usage fee payments.

POSSIBLE SHRINKAGE OF MARKET DUE TO MULTIPLE SITE CONTRACTS

Presently, the Company has one specific contract which covers multiple blood banks. The potential number of customers for the Company's SAFETRACE(R) market could be reduced if the Company were to enter into
additional multiple site contracts.   While the Company believes the
license fee charged for such multi-site arrangements is comparable to the license fee which would be earned on an equivalent number of single site licenses, there can be no assurance that the Company's revenues will be equivalent to what it would have earned under single site licenses.

PRODUCT AND REPORTING LIABILITY

As of the date hereof, only seven of the Company's licensees have the SAFETRACE(R) software product in operation. Currently, the Company has product liability exposure for defects in its SAFETRACE(R) software product which may become apparent through widespread use of the SAFETRACE(R) software product. No claims have been filed against the Company involving the SAFETRACE(R) software product and the Company is not aware of any material problems involving the SAFETRACE(R) software product. While the Company will continue to attempt to take appropriate precautions, there can be no assurance that it will completely avoid product liability exposure. The Company maintains product liability insurance on a claims made basis for the SAFETRACE(R) software product in the aggregate of at least $4 million. There can be no assurance that such coverage will be available in the future, that it will be available at reasonable prices, or that it will be available in amounts adequate to cover any product liabilities that may be incurred by the Company.

DEPENDENCE ON MAJOR CUSTOMERS

During the six months ended June 30, 1997, four Wyndgate customers - Belle Bonfils Memorial Blood Center (Belle Bonfils), Denver, Colorado; Haemonetics Corporation, Braintree, Massachusetts; Rhode Island Blood Center (Rhode Island), Providence Rhode Island; and Lifeblood/Mid-South Regional Blood Center (Lifeblood), Memphis, Tennessee, each accounted for 13%, 34%, 12% and 10%, respectively, of the Company's revenues. During the three months ended June 30, 1997, five Wyndgate customers - Belle Bonfils; Lifeblood; Rhode Island; Institute for the Transfusion Medicine, Pittsburgh, Pennsylvania; and the Royalty Group (a group of eight California blood centers, through a 1992 development agreement with Wyndgate, paid $1.1 million to partially fund Wyndgate's development of its SAFETRACE(R) software product); each accounted for 12%, 32%, 10%, 16% and 12% of the Company's revenues. Accounts receivable and unbilled revenues as of June 30, 1997 from the above customers were approximately $500,000 and $200,000, respectively. In order to attempt to reduce its credit risks, the Company generally requires substantial down payments and progress payments during the course of implementation of its software products. Non-renewal or termination of the contractual arrangements with these key Wyndgate customers could have a material adverse effect on the Company. There can be no assurance that the Company will be able to retain these key customers or, if such customers are not retained, that the Company would be able to attract and retain new customers to replace the revenues currently generated by these customers. With the sale of DataMed, the Company will lose all of the revenues from that division's customers.

SUBSTANTIAL COMPETITION

There is substantial competition in all aspects of the blood bank and hospital information management. Numerous companies are developing technologies and marketing products and services in the health care information management area. Many of these competitors have been in business longer than the Company and have substantially greater personnel and financial resources available to them than the Company, and there can be no assurance that the Company will be able to compete with these competitors successfully.

DEPENDENCE ON DEVELOPMENT OF NEW BUSINESSES

Through the merger with The Wyndgate Group, Ltd., the Company became engaged in the information management section of the blood center market. To effect its plan of operations, which includes the generation of increased revenues, the Company must expand its operations significantly beyond the historical operations of DataMed and Wyndgate to other markets which require similar management information services. The Company has entered into an agreement to sell DataMed, subject to shareholder approval. There is no assurance that the Company will be able to expand its business operations. The current activities of Wyndgate in the blood center market does not assure future business expansion or profitability.

PROPRIETARY RIGHTS AND LICENSES

The Company's success depends in part on its ability to obtain and enforce intellectual property rights for its technology and software, both in the United States and in other countries. The Company's proprietary software is protected by the use of copyrights, trademarks, confidentiality agreements and license agreements that restrict the unauthorized distribution of the Company's proprietary data and limit the Company's software products to the customer's internal use only. While the Company has attempted to limit unauthorized use of its software products or the dissemination of its proprietary information, there can be no assurance that the Company will be able to retain its proprietary software rights and prohibit the unauthorized use of proprietary information.

The Company may file additional applications for patents, copyrights, and trademarks as management deems appropriate. There can be no assurance that any patents, copyrights, or trademarks the Company may obtain will be sufficiently broad to protect the Company's products, or that applicable law will provide effective legal or injunctive remedies to stop infringement on the Company's patents (if obtained), trademarks, or copyrights. In addition, there can be no assurance that any patent, trademark, or copyright obtained by the Company will not be challenged, invalidated, or circumvented, that intellectual property rights obtained by the Company will provide competitive advantages, or that the Company's competitors will not independently develop technologies or products that are substantially equivalent or superior to those of the Company. In addition, if the Company's software products infringe upon the rights of others, the Company may be subject to suit for damages or an injunction to cease the use of products. The Company is not aware of any claims or infringements of the Company's software products upon the rights of others.

DEPENDENCE ON PERSONNEL

The Company is significantly dependent on a limited number of personnel, including Michael I. Ruxin, M.D. (Chairman and Chief Executive Officer), Joseph F. Dudziak (President and Chief Operating Officer), William J. Collard (Secretary/Treasurer, Director and President of the Wyndgate division), and Gerald F. Willman, Jr. (Director and Vice President of the Wyndgate division). Although all of these individuals are subject to employment agreements, such agreements are difficult to enforce against employees. If the Company fails to retain the services of one or more of these employees, the Company's operations may be adversely affected. The Company does not have key man insurance on any of its officers or employees; however, the Company is the designated beneficiary of a term life insurance policy for Dr. Ruxin in the face amount of $1,000,000.

NO DIVIDENDS

The Company does not anticipate paying any cash dividends for the foreseeable future. The Company expects that future earnings, if any, will be used to finance growth.

LIMITED CAPITALIZATION

The Company has only limited capitalization available to it. The Company anticipates it will need additional capital during the fourth quarter of 1997 to pursue its intended business plan; however, the Company has received no commitment from any person for that financing, and there can be no assurance that adequate financing will be available on reasonable terms, if and when needed.

POTENTIAL LITIGATION DUE TO THE SALE OF DATAMED

DataMed's substance abuse testing service agreements have contract terms that vary from one to five years and, unless canceled generally ninety days prior to the end of the license term, most are automatically renewable. Generally, such contracts are not assignable. The Asset Purchase Agreement for the sale of DataMed provides that the Company will assign its customers contracts to the purchaser, and if the customer does not consent to the assignment, the purchaser can require the Company to terminate any such non-consenting customer's contract. The Company will not conduct any form of substance abuse testing if the sale of DataMed is approved by the Company's shareholders. While the Company does not consider it likely, it is possible non-consenting customers could commence litigation against the Company for failure to provide substance abuse testing pursuant to such customer's contract with DataMed.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit No.     Description
         -----------     -----------
             11.1        Statement re: Computation of Per Share Loss Over
                         the Period February 11, 1997 to June 30, 1997

             11.2 Statement re: Computation of Per Share Loss Over the Period January 1, 1997 to June 30, 1997

             27          Financial Data Schedule

     (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed during the quarter ended June 30,1997. However, on July 7, 1997, Global Med Technologies, Inc. (the "Company") filed a Form 8-K report, dated June 20, 1997, reporting the June 20, 1997 letter of intent entered into between the Company and National Medical Review Offices, Inc. ("NMRO") pursuant to Item 2, Acquisition or Disposition of Assets. The letter of intent provides, subject to the approval of the shareholders of the Company and the satisfaction of certain other conditions to be set forth in a definitive asset purchase agreement, that the Company will sell its DataMed International division to NMRO.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL MED TECHNOLOGIES, INC.


Date: August 14, 1997          By /s/ MICHAEL I. RUXIN
                                 ---------------------------------
                                 Michael I. Ruxin, M.D.
                                 Chief Executive Officer


Date: August 14, 1997         By /s/ BART K. VALDEZ
                                 ---------------------------------
                                  Bart K. Valdez
                                  Acting Chief Financial Officer