Form 10QSB/A
period 1997-06-30
GLOBAL MED TECHNOLOGIES INC
filed 1997-08-20
CIK 1009463

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

                               FORM 10-Q/A

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



During the three months ended March 31, 1997, the Company completed an initial public offering in which approximately 2,914,000 shares of common stock were issued and provided the Company with approximately $8.3 million, net of expenses (the February 1997 public offering). Through July 1997, the Company has used approximately $4.5 million of the net proceeds from the February 1997 public offering. The use of proceeds to date have been principally expended to repay short-term debt, notes payable, accounts payable and other accrued expenses, to fund Wyndgate's research and development and sales and marketing efforts, as well as for general working capital purposes. Due to delays in the software license fee revenues and delays in the implementation cycles discussed below as part of Liquidity and Capital Resources, the Company's use of the net proceeds from the February 1997 public offering for working capital purposes has been, and is expected to continue to be, greater than originally anticipated. As a result, management anticipates that the remaining funds will not be sufficient to fund the Company's anticipated cash requirements during the fourth quarter of 1997.


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

SIGNIFICANT OPERATING LOSSES; NEGATIVE NET WORTH; NET WORKING CAPITAL
DEFICIT


For the fiscal years ended December 31, 1996 and 1995, the Company incurred a loss in the approximate amounts of $4.5 million and $2.7 million, respectively. The 1995 loss was primarily due to (i) employee compensation which increased because of additional sales and operations staff hired by the Company in 1995 in anticipation of future growth of the Company's operations and (ii) expenses related to the merger with The Wyndgate Group, Ltd. The increased loss in 1996 was primarily due to increases in overall staffing and related expenses necessary to handle recent and anticipated future growth of the Company. For the six months ended June 30, 1997, the Company had a loss of $2.5 million from continuing operations. As of June 30, 1997 and excluding the net liabilities of the discontinued operations, the Company had working capital of approximately $1.5 million. Additionally, as of June 30, 1997, the Company had cumulative net losses of approximately $11.1 million. There can be no assurance that the Company will be able to generate sufficient revenues to operate profitably in the future or to pay the Company's debts as they become due. See MANAGEMENT'S DISCUSSION AND ANALYSIS.


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


REVENUE FLUCTUATIONS


The Company has experienced revenue fluctuations when its SAFETRACE(R) software product is delivered. The SAFETRACE(R) software product license fees have historically been recognized as revenue upon delivery of the software if no significant vendor obligations exist as of the delivery date, and therefore are subject to delays of the delivery service and
customer delayed delivery requests.   Quarter to quarter revenue
fluctuations could also be affected by the decision on whether or not to recognize revenues based upon the length of time the Company's customers take to implement the Company's software products. The implementation cycle of Wyndgate's SAFETRACE(R) software products is taking longer than originally anticipated. Based on recent experience, management anticipates that the implementation cycle will typically take approximately 14 months. Further, special development projects required by customers concurrent with the licensing of the Company's software products and other significant obligations could result in revenue recognition delays. As a result, the Company's operating results could fluctuate significantly from quarter to quarter and investors should put more emphasis on the Company's results for a full year rather than on the Company's quarterly results.



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

DEPENDENCE ON MAJOR CUSTOMERS


During the six months ended June 30, 1997, four Wyndgate customers - Belle Bonfils Memorial Blood Center (Belle Bonfils), Denver, Colorado;
Haemonetics Corporation, Braintree, Massachusetts; Rhode Island Blood
Center (Rhode Island), Providence Rhode Island; and Lifeblood/Mid-South Regional Blood Center (Lifeblood), Memphis, Tennessee, each accounted for
13%, 34%, 12% and 10%, respectively, of the Company's revenues. During the three months ended June 30, 1997, five Wyndgate customers - Belle Bonfils; Lifeblood; Rhode Island; Institute for the Transfusion Medicine,
Pittsburgh, Pennsylvania; and the Royalty Group (a group of eight
California blood centers, through a 1992 development agreement with Wyndgate, paid $1.1 million to partially fund Wyndgate's development of its SAFETRACE(R) software product); each accounted for 12%, 32%, 10%, 16% and 12%, respectively, of the Company's revenues. Accounts receivable and unbilled revenues as of June 30, 1997 from the above customers were approximately $500,000 and $200,000, respectively. In order to attempt to reduce its credit risks, the Company generally requires substantial down payments and progress payments during the course of implementation of its software products. Non-renewal or termination of the contractual arrangements with these key Wyndgate customers could have a material adverse effect on the Company. There can be no assurance that the Company will be able to retain these key customers or, if such customers are not retained, that the Company would be able to attract and retain new customers to replace the revenues currently generated by these customers. With the sale of DataMed, the Company will lose all of the revenues from that division's customers.


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

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit No.     Description
         -----------     -----------
             11.1        Statement re: Computation of Per Share Loss Over
                         the Period February 11, 1997 to June 30, 1997*

             11.2 Statement re: Computation of Per Share Loss Over the Period January 1, 1997 to June 30, 1997*

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

                              GLOBAL MED TECHNOLOGIES, INC.


Date: August 20, 1997          By /s/ MICHAEL I. RUXIN
                                 ---------------------------------
                                 Michael I. Ruxin, M.D.
                                 Chief Executive Officer


Date: August 20, 1997         By /s/ BART K. VALDEZ
                                 ---------------------------------
                                  Bart K. Valdez
                                  Acting Chief Financial Officer