Form 10QSB/A
period 1997-06-30
GLOBAL MED TECHNOLOGIES INC
filed 1997-10-09
CIK 1009463

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-QSB/A2


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

                               FORM 10-Q/A2

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                           TABLE OF CONTENTS

                                                                  PAGE NO.


Part I.   Financial Information

     Item 1.   Financial Statements

               a. Consolidated Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996

               b. Unaudited Consolidated Statements of Operations for the three months ended June 30, 1997 and June 30, 1996 and for the six months ended June 30, 1997 and June 30, 1996

               c. Consolidated Statement of Stockholders' Equity (Deficit) for the six months ended June 30, 1997

               d. Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996

               e.   Notes to Unaudited Consolidated Financial Statements


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

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     Global Med Technologies, Inc.
       Consolidated Statement of Stockholders' Equity (Deficit)
                            (In thousands)




                                      Common Stock         Additional
                                ------------------------     Paid-In   Accumulated
                                   Shares       Amount       Capital      Deficit        Total
                                ----------------------------------------------------------------
Balance, December 31, 1996       4,994        $50          $   4,282    $  (7,692)     $(3,360)
  Issuance of warrants
    related to January 1997
    12% notes (unaudited)            -          -                 79            -           79
  Initial public offering,
    including underwriter's
    overallotment option-net
    of offering expenses
    (unaudited)                  2,914         29              8,197            -        8,226
  Expiration of common stock
    options to a business
    advisory enterprise
    (unaudited)                      -          -                (45)           -          (45)
  Share adjustments related
    to May 1995 private
    placement common stock
    (unaudited)                    120          1                 (1)           -            -
  Issuance of common stock
    from exercise of stock
    options under Company's
    stock option plan
    (unaudited)                     15          -                 21            -           21
  Option grants under the
    Company's stock option
    plan (unaudited)                 -          -                 29            -           29
  Issuance of common stock
    related to conversion
    of certain 10% notes
    (unaudited)                     93          1                348            -          349
  Net loss (unaudited)               -          -                  -       (3,402)      (3,402)
                                ----------------------------------------------------------------
  Balance, June 30, 1997
    (unaudited)                  8,136        $81            $12,910     $(11,094)      $1,897
                                ================================================================

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

                              GLOBAL MED TECHNOLOGIES, INC.


Date: October 6, 1997          By /s/ MICHAEL I. RUXIN
                                 ---------------------------------
                                 Michael I. Ruxin, M.D.
                                 Chief Executive Officer


Date: October 6, 1997         By /s/ BART K. VALDEZ
                                 ---------------------------------
                                  Bart K. Valdez
                                  Acting Chief Financial Officer


