Form 10QSB
period 1997-09-30
GLOBAL MED TECHNOLOGIES INC
filed 1997-11-19
CIK 1009463

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended    September 30, 1997
                                             --------------------

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

As of September 30, 1997, 8,135,755 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format    Yes       No  X
                                                    -----    -----

                     GLOBAL MED TECHNOLOGIES, INC.

                               FORM 10-QSB

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                           TABLE OF CONTENTS

                                                                       PAGE NO.


Part I.   Financial Information

     Item 1.   Financial Statements

               a.   Consolidated Balance Sheets as of
                    September 30, 1997 (unaudited) and
                    December 31, 1996 . . . . . . . . . . . . . . . . . .  3

               b.   Unaudited Consolidated Statements of Operations
                    for the three months ended September 30, 1997 and September 30, 1996 and for the nine months ended
                    September 30, 1997 and September 30, 1996 . . . . . .  5

               c.   Unaudited Consolidated Statement of Stockholders'
                    Equity (Deficit) for the nine months ended
                    September 30, 1997. . . . . . . . . . . . . . . . . .  6

               d.   Unaudited Consolidated Statements of Cash Flows
                    for the nine months ended September 30, 1997
                    and 1996. . . . . . . . . . . . . . . . . . . . . . .  7

               e.   Notes to Unaudited Consolidated Financial Statements.  9

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations . . . . . . . . . . . 14

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . 26

     Item 2.  Changes in Securities and Use of Proceeds

               f.   Use of Proceeds

     Item 6.  Exhibits and Reports on Form 8-K

               a.   Exhibits

               b.   Reports on Form 8-K

Part I -  Financial Information

Item 1.   Financial Statements

                     Global Med Technologies, Inc.
                      Consolidated Balance Sheets
                            (In thousands)

                                             SEPTEMBER 30,
                                                 1997       DECEMBER 31,
                                              (UNAUDITED)       1996
                                             ---------------------------
ASSETS:
  Cash and cash equivalents                   $    2,522     $      489
  Accounts receivable-trade, net of
    allowance for uncollectible
    accounts of $175 and $75 at
    September 30, 1997 and December 31,
    1996, respectively                               825            875
  Unbilled revenues, net of allowance
    for uncollectible accounts of $125
    at September 30, 1997
    and December 31, 1996                            113            326

  Prepaid expenses and other assets                  275            196
  Deferred offering costs                             -             486
                                            ----------------------------
Total current assets                               3,735          2,372

Equipment and fixtures, at cost:
  Furniture and fixtures                             348             67
  Machinery and equipment                            276             -
  Computer hardware and software                   1,088            613
                                            ----------------------------
                                                   1,712            680
  Less accumulated depreciation
    and amortization                                (529)          (189)
                                            ----------------------------
                                                   1,183            491

Capitalized software development
  costs, less accumulated amortization
  of $343 and $163 at September 30, 1997
  and December 31, 1996, respectively                196            376

                                            ----------------------------
Total assets                                  $    5,114     $    3,239
                                            ============================

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     Global Med Technologies, Inc.
                Consolidated Balance Sheets (continued)
             (In thousands, except par value information)



                                             SEPTEMBER 30,
                                                 1997       DECEMBER 31,
                                              (UNAUDITED)       1996
                                             ---------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                            $      506     $      483
  Accrued expenses                                   505            731
  Accrued payroll                                    219            243
  Accrued compensated absences                       389            352
  Noncompete accrual                                 150            150
  Unearned revenue                                 1,922          1,359
  Short-term debt                                     -           1,097
  Notes payable (including $181 to
    related parties at December 31, 1996)             -             651
  Current portion of capital lease
    obligations                                      235            169
  Net liabilities of discontinued
    operations                                       666          1,132
                                            ----------------------------
Total current liabilities                          4,592          6,367

Capital lease obligations,
  less current portion                               235            232

Commitments and contingencies                         -              -

Stockholders' equity (deficit):
  Preferred stock, $.01 par value:
    Authorized shares - 10,000
    None issued or outstanding                        -              -
  Common stock, $.01 par value:
    Authorized shares - 40,000
    Issued and outstanding shares - 8,136
      and 4,994 at September 30, 1997 and
      December 31, 1996, respectively                 81             50
  Additional paid-in capital                      13,349          4,282
  Accumulated deficit                            (13,143)        (7,692)
                                            ----------------------------
Total stockholders' equity (deficit)                 287         (3,360)
                                            ----------------------------
Total liabilities and stockholders'
  equity (deficit)                            $    5,114     $    3,239
                                            ============================


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     Global Med Technologies, Inc.
                 Consolidated Statements of Operations
                              (Unaudited)
          (In thousands, except per common share information)



                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                       SEPTEMBER 30,             SEPTEMBER 30,
                                    1997         1996         1997         1996
                                  --------------------------------------------------
Revenue:
  Software sales and consulting   $      564   $     656   $     1,929   $    3,478
  Hardware and software,
  obtained from vendors                   46         731           266          771
                                  --------------------------------------------------
TOTAL REVENUE                            610       1,387         2,195        4,249

Cost of revenue:
  Software sales and consulting          477         197         1,067          767
  Hardware and software,
  obtained from vendors                   22         749           190          807
                                  --------------------------------------------------
TOTAL COST OF REVENUE AND                499         946         1,257        1,574
PRODUCT DEVELOPMENT
                                  --------------------------------------------------
Gross profit                             111         441           938        2,675

Operating expenses:
  Payroll and other                      359         541         1,330        1,063
  General and administrative             338         292           915          600
  Sales and marketing                    614         299         1,100          700
  Research and development               716         427         1,794        1,152
  Provision for doubtful accounts         30           5           100           14
  Depreciation and amortization          115          43           269          116
                                  --------------------------------------------------
LOSS FROM CONTINUING
OPERATIONS                            (2,061)     (1,166)       (4,570)        (970)

Interest income                           32          16           147           26
Interest expense                         (20)        (56)          (67)        (124)
Other                                     -           -            (81)          -
                                  --------------------------------------------------
Loss from continuing
operations before provision for
income taxes                          (2,049)     (1,206)       (4,571)      (1,068)
Provision for income taxes                -           -             -            -
                                  --------------------------------------------------
Loss from continuing
operations                            (2,049)     (1,206)       (4,571)      (1,068)

Loss from discontinued operations         -         (467)         (880)      (1,006)
                                  --------------------------------------------------
NET LOSS                          $   (2,049) $   (1,673)    $  (5,451)  $   (2,074)
                                  ==================================================

NET LOSS PER SHARE
OF COMMON STOCK
  Loss from continuing
  operations                      $    (0.27) $    (0.28)    $   (0.61)  $    (0.24)
  Loss from discontinued
  operations                      $     0.00  $    (0.11)    $   (0.12)  $    (0.23)
                                  --------------------------------------------------
    Net loss                      $    (0.27) $    (0.39)    $   (0.73)  $    (0.47)
                                  ==================================================
Weighted average of common
shares outstanding                     7,484       4,377         7,484        4,377
                                  ==================================================

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.
                                    5

                     Global Med Technologies, Inc.
       Consolidated Statement of Stockholders' Equity (Deficit)
                            (In thousands)




                                      Common Stock         Additional
                                ------------------------     Paid-In   Accumulated
                                   Shares       Amount       Capital      Deficit        Total
                                ----------------------------------------------------------------
Balance, December 31, 1996       4,994        $50          $   4,282    $  (7,692)     $(3,360)
  Issuance of warrants
    related to January 1997
    12% notes (unaudited)            -          -                 79            -           79
  Initial public offering,
    including underwriter's
    overallotment option-net
    of offering expenses
    (unaudited)                  2,914         29              8,197            -        8,226
  Expiration of common stock
    options to a business
    advisory enterprise
    (unaudited)                      -          -                (45)           -          (45)
  Share adjustments related
    to May 1995 private
    placement common stock
    (unaudited)                    120          1                 (1)           -            -
  Issuance of common stock
    from exercise of stock
    options under Company's
    stock option plan
    (unaudited)                     15          -                 21            -           21
Issuance of common stock
    related to conversion
    of certain 10% notes
    (unaudited)                     93          1                348            -          349
  Option grants under the
    Company's stock option
    plan (unaudited)                 -          -                268            -          268
  Option grants to a business
    advisory enterprise(unaudited)   -          -                200            -          200
  Net loss (unaudited)               -          -                  -       (5,451)      (5,451)
                                ----------------------------------------------------------------
  Balance, September 30, 1997
    (unaudited)                  8,136        $81            $13,349     $(13,143)        $287
                                ================================================================

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     Global Med Technologies, Inc.
                 Consolidated Statements of Cash Flows
                              (Unaudited)
                            (In thousands)

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                1997           1996
                                             ---------------------------
OPERATING ACTIVITIES
Net loss                                      $   (5,451)    $   (2,074)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Net loss of discontinued operations              880          1,006
    Depreciation and amortization                    449            164
    Loss on disposal of assets                         2              -
    Warrant issuance                                 502              -
    Changes in operating assets and
     liabilities:
      Accounts receivable-trade, net                  50         (1,362)
      Unbilled revenues, net                         213           (973)
      Note receivable                                  -           (250)
      Prepaid expenses and other assets              (79)           (97)
      Accounts payable                                23            343
      Accrued expenses                              (226)           262
      Accrued payroll                                (24)           960
      Accrued compensated absences                    37            114
      Noncompete accrual                               -           (175)
      Unearned revenue                               563            398
                                            ----------------------------

Net cash used in continuing operations            (3,061)        (1,684)
Net cash used in discontinued operations          (1,255)        (1,024)
                                            ----------------------------
Net cash used in operating activities         $   (4,316)    $   (2,708)

INVESTING ACTIVITIES
Purchases of equipment and fixtures                 (670)           (70)
Capital expenditures of discontinued
  operations                                         (58)           (44)
Increase in software development costs                 -            (70)
                                            ----------------------------
Net cash used in investing activities               (728)          (184)

FINANCING ACTIVITIES
Borrowings on short-term debt                        450            575
Principal payments on short-term debt             (1,547)          (105)
Principal payments under capital
  lease obligations                                 (150)           (88)
Principle payments under capital lease
  obligations of discontinued operations            (107)          (166)
Principal payments on notes payable                 (327)             -
Issuance of notes payable                              -            751
Issuance of common stock                           8,272          2,441
Deferred offering costs                              486           (350)
                                            ----------------------------
Net cash provided by financing
  activities                                       7,077          3,058
                                            ----------------------------

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     Global Med Technologies, Inc.
          Consolidated Statements of Cash Flows (continued)
                              (Unaudited)




                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                1997           1996
                                             ---------------------------
                                                   (IN THOUSANDS)

Net decrease in cash and
  cash equivalents                            $    2,033     $      166
Cash and cash equivalents at
  beginning of period                                489            422
                                            ----------------------------
Cash and cash equivalents at
  end of period                               $    2,522     $      588
                                            ============================

Supplemental disclosures:

     The Company entered into capital lease obligations of approximately $115,000 and $580,000 during the nine months ended September 30, 1997 and 1996, respectively, including $359,000 related to discontinued operations during the nine months ended September 30, 1996.

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

         Notes to Unaudited Consolidated Financial Statements


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Med Technologies, Inc. (the "Company") have been prepared by management in accordance with generally accepted accounting principles for interim financial information and in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of its financial position at September 30, 1997 and the results of its operations for the nine months and the three months ended September 30, 1997 and 1996 have been included.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996 and the notes thereto contained in the Company's Prospectus dated October 29, 1997. The interim results of operations for the nine months and the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for any other interim period of 1997 or for the year ending December 31, 1997.

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

The unaudited consolidated financial statements reflect the sale of the Company's DataMed International division as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 ("APB 30") (see
Note 2).

2. DISCONTINUED OPERATIONS

On August 18, 1997, the Company entered into an asset purchase agreement with National Medical Review Offices, Inc. ("NMRO") which provides for the sale of certain assets and liabilities of the Company's DataMed International division ("DataMed") to NMRO ("the DataMed Agreement"). The DataMed Agreement provides that NMRO will (i) pay the Company $1.2 million in cash, $600,000 of which was deposited into an escrow account with a bank on July 2, 1997, (ii) assume certain capital lease obligations related to DataMed as of June 30, 1997, (iii) assume accounts payable and accrued expenses related to DataMed as of June 30, 1997, and (iv) be assigned accounts receivable related to DataMed at June 30, 1997. The sale of DataMed is subject to the approval of the Company's shareholders at a meeting scheduled to be held on December 2, 1997. NMRO has advised the Company that following the closing ("the Closing") of the Data Med Agreement, NMRO has agreed to sell DataMed to Substance Abuse Technologies, Inc. ("SAT"), a publicly traded company.

Effective at closing of the DataMed Agreement, the existing interim management agreement (the "Management Agreement"), which was entered into between the Company and NMRO on July 7, 1997, effective June 30, 1997, will terminate. Under the Management Agreement, NMRO assumed direction and control of the business and operations of DataMed. On July 15, 1997, the Company was notified that NMRO had assigned the Management Agreement to SAT. The contracts pursuant to which DataMed performs substance abuse testing for its customers are not assignable. Therefore, the Company has agreed to encourage DataMed's customers to enter into new substance abuse testing contracts with NMRO, and to use its best efforts to facilitate customers' transfer to NMRO. In the event current DataMed customers do not enter into new substance abuse contracts with NMRO, there will be no adjustment in the $1.2 million cash purchase price to be paid to the Company.

NMRO has advised the Company that it received the $600,000 which has been placed in escrow from SAT. The Company also has been informed that the additional $600,000 of the $1.2 million to be paid to the Company at Closing, will also be paid by SAT.

On September 10, 1997, SAT announced that it had filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida. In the announcement, as well as within the documents filed with the court, SAT stated that it plans to complete the acquisition of DataMed from NMRO through financing it has obtained.

At Closing, NMRO or SAT may offer to employ certain employees of DataMed at compensation levels to be negotiated, provided that NMRO or SAT may make changes in job description and other terms to meet operational objectives. Included in the employees expected to be employed by either NMRO or SAT is Bart K. Valdez, who is currently the Chief Financial Officer of the Company, as well as the Director of Operations of DataMed (see Note 8).

The terms of the DataMed Agreement with NMRO resulted from arm's length negotiations between representatives of the Company and representatives of NMRO.

Consummation of the DataMed Agreement is dependent upon completion of NMRO's due diligence, approval of the Company's shareholders at the meeting of the Company's shareholders scheduled to occur on December 2, 1997 and various other conditions. The DataMed Agreement will also include the Company's agreement not to compete with NMRO in the substance abuse testing business and to maintain the confidentiality of DataMed's trade secrets.

                     Global Med Technologies, Inc.
              Notes to Consolidated Financial Statements
                              (Unaudited)
          (In thousands, except per common share information)

The unaudited operating results of the discontinued operations (DataMed) are summarized as follows:

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                 1997           1996
                                             ---------------------------

Substance abuse testing and
 other revenue                                $    2,953     $    4,680
Cost of revenue                                    2,151          2,909
                                            ----------------------------
Gross profit                                  $      802     $    1,771
                                            ============================

Net loss                                      $     (880)    $   (1,006)
                                            ============================

The unaudited net liabilities of the discontinued operations (DataMed) are summarized as follows:


                                             SEPTEMBER 30,   DECEMBER 31,
                                                 1997           1996
                                             ---------------------------

Current assets                                $      913     $    1,022
Equipment and fixtures, net                          472            738
Current liabilities                               (1,789)        (2,426)
Long-term liabilities                               (262)          (466)
                                            ----------------------------
Net liabilities                               $     (666)    $   (1,132)
                                            ============================

3. INITIAL PUBLIC OFFERING AND LIQUIDITY AND MANAGEMENT'S PLANS

During the first quarter of 1997, the Company completed an initial public offering in which approximately 2,914,000 shares of common stock were issued (including approximately 240,000 shares issued in connection with the exercise of the underwriter's over-allotment option) which provided the Company with approximately $8.2 million in net proceeds, net of expenses (the February 1997 public offering).

From inception to September 30, 1997, the Company incurred cumulative net losses of approximately $13.1 million. The Company expects to continue to incur losses until 1999, and possibly thereafter, until its existing SAFETRACE(R) software product is fully implemented and fully operational within the Company's customers information system environments and until its transfusion management information system software product, which is currently under development, is established in its markets.

During the quarter ended June 30, 1997, management became aware of certain delays in future software license fee revenues expected from certain large internationally based blood centers and hospital organizations. In addition, the implementation cycle for Wyndgate's SAFETRACE(R) software product is running longer than originally anticipated. Based on this information, management anticipates that the Company's current and anticipated cash balances, including the proceeds from the February 1997 public offering, will not be sufficient to meet the Company's capital or liquidity requirements for management's plan of operations and its planned software development programs. Management's plans include the sale of additional equity securities and the sale of DataMed (see Note 2). If the Company is unable to obtain adequate financing and if the sale of DataMed is not approved by the shareholders of the Company, management will be required to significantly reduce the Company's software development programs and most of its operating expenses.

4. COMMITMENTS AND CONTINGENCIES

During November 1996, the Company (through its Wyndgate division) entered into an Exclusivity and Software Development Agreement with Ortho Diagnostic Systems, Inc. (ODSI), a subsidiary of Johnson & Johnson ("ODSI Agreement"). The ODSI Agreement requires the Company to perform certain software development services in consideration of the payment by ODSI of $500,000 received by the Company in November 1996, and an additional payment of $500,000 received by the Company in January 1997. Both payments received by the Company are included in unearned revenue at September 30, 1997. The ODSI Agreement provided that until May 14, 1997 (the "Exclusivity Period"), ODSI had the exclusive right to negotiate with the Company with respect to the Company's activities and developments in information technology and intellectual property relating to donor and transfusion medicine (the "Technology") and that, during the Exclusivity Period, the Company would not, directly or through any intermediary, accept, encourage, solicit, entertain or otherwise discuss any acquisition of any of the Company's common stock, business, property or know-how, including the Technology, with any person or entity other than ODSI or an affiliate thereof and would not otherwise encumber the ability of ODSI or an affiliate thereof to enter into any arrangement with the Company concerning the Technology. Prior to the expiration of the Exclusivity Period, the Company received communication from ODSI that it had not yet completed an internal evaluation of the Company's Technology and would not be prepared at the conclusion of the Exclusivity Period to discuss any form of proposed transaction between the Company and ODSI. ODSI requested, and the Company agreed, that ODSI be permitted to continue its evaluation of the Company's Technology, on a non-exclusive basis, with the intent of responding to the Company by July 14, 1997 regarding whether or not they would propose some form of transaction with the Company. On July 14, 1997, the parties agreed to a further extension to September 30, 1997. The parties have further agreed to continue such negotiations, on a non-exclusive basis, until December 31, 1997.

Pursuant to the ODSI Agreement, the Company granted ODSI a right of first refusal for a period of six months after the expiration of the Exclusivity Period in the event the Company proposes to transfer, dispose of, sell, lease, license (except on a non-exclusive basis in the ordinary course of its business), mortgage or otherwise encumber or subject to any pledge, claim, lien, charge, encumbrance or security interest (except for a security interest with a bank which was in effect at the time the ODSI Agreement was negotiated) of any kind or any nature of the Technology. In connection with the extension of the ODSI Agreement to September 30, 1997, ODSI relinquished its right of first refusal.

5. SHORT-TERM DEBT

As of December 31, 1996, the Company owed $1,097,000 in short-term debt. This amount, plus accrued interest, was paid in full out of the net proceeds of the February 1997 public offering during the nine months ended September 30, 1997.

6. NOTES PAYABLE

As of December 31, 1996, the Company owed $651,000 related to a 1996 10% note offering. Of the $651,000, $327,000, plus accrued interest, was paid in full during the nine months ended September 30, 1997 out of the net proceeds of the February 1997 public offering. The remaining balance of $324,000, plus accrued interest of $24,750, was converted into approximately 93,000 shares of common stock during the nine months ended September 30, 1997.

7. NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net loss per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted net loss per share for the nine months ended September 30, 1997 and September 30, 1996 is not expected to be material.

8. SUBSEQUENT EVENTS

In October 1997, the Company and Bart K. Valdez, the Company's CFO, entered into a severance agreement pursuant to which Mr. Valdez will terminate his employment with the Company upon the closing of the sale of DataMed and will receive a lump sum payment of approximately $55,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

Global Med Technologies, Inc. is comprised of two operating divisions, Wyndgate Technologies ("Wyndgate") and DataMed International ("DataMed"). Wyndgate designs, develops, markets and supports information management software products for the blood bank industry, which primarily consists of blood centers, hospitals and other health care facilities. Revenues for Wyndgate are derived from licensing of software, providing consulting and implementation services, on-going customer support services, other value-added support services and the re-sale of related hardware and software obtained from vendors. DataMed is in the business of substance abuse testing and medical surveillance management services, including medical review officer functions, data management, record storage and coordination of all substance abuse testing program elements. Revenues for DataMed are derived from the providing substance abuse testing management services and the coordination and re-sale of laboratory and collection site services for substance abuse tests. The Company, has entered into an agreement to sell DataMed, subject to shareholder approval (See Note 2 to the Unaudited Consolidated Financial Statements herein).

During the three months ended March 31, 1997, the Company completed an initial public offering in which approximately 2,914,000 shares of common stock were issued and provided the Company with approximately $8.2 million, net of expenses (the February 1997 public offering). Through September 30, 1997, the Company has used approximately $6.2 million of the net proceeds from the February 1997 public offering. The use of proceeds to date have been primarily expended to repay short-term debt, notes payable, accounts payable and other accrued expenses, to fund Wyndgate's research and development and sales and marketing efforts, as well as for general working capital purposes. Due to delays in the software license fee revenues and delays in the implementation cycles discussed below as part of Liquidity and Capital Resources, the Company's use of the net proceeds from the February 1997 public offering for working capital purposes has been, and is expected to continue to be, greater than originally anticipated. As a result, management anticipates that the remaining funds from the February 1997 public offering and its anticipated net cash flow from continuing operations will not be sufficient to meet the Company's capital or liquidity requirements for management's plan of operations and its planned software development programs.

From inception to September 30, 1997, the Company incurred cumulative net losses of approximately $13.1 million. The Company expects to continue to incur losses until 1999, and possibly thereafter, until its existing SAFETRACE(R) software product is fully implemented and fully operational within the Company's customers information system environments and until its transfusion management information system software product, which is currently under development, is established in its markets.

The Company's Wyndgate division has historically incurred, and expects to continue to incur, losses related to its operations, including the continued costs for research and development of new software products by Wyndgate and the expansion of its sales and marketing organization. The timing and amounts of the Company's expenditures will depend upon a number of factors, including the progress of the Company's research and development efforts, the status and timing of regulatory approval for Wyndgate's software products, the timing of market acceptance of the Company's products, the level of support needed by the Company's customers to implement the software products they license from Wyndgate, and the efforts required to develop the Company's sales and marketing organization.

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

The results of operations for the nine months and the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for any other interim period of 1997 or for the year ending December 31, 1997.

Results of Operations for the three and nine months ended September 30,
-----------------------------------------------------------------------
1997 and 1996
-------------

REVENUES. Revenues are comprised of software sales and consulting revenues, and the re-sale of hardware and software obtained from vendors.

Revenues from software sales and consulting decreased compared to the same periods in 1996 by $1,549,000 or 45% and $92,000 or 14% for the nine months and the three months ended September 30, 1997, respectively. This decrease in software sales and consulting revenue is primarily the result of significantly reduced sales and related deliveries of Wyndgate's SAFETRACE(R) software products, which were partially due to the delays in software license fee revenue previously expected from certain large internationally based hospitals and blood centers (See Liquidity and Capital Resources for a further discussion of these delays and Certain Factors Bearing on Future Results - Revenue Fluctuations).

Revenues from the re-sale of hardware and software, obtained from vendors decreased compared to the same periods in 1996 by $505,000 or 65%, and $685,000 or 94%, for the nine months and the three months ended September 30, 1997, respectively. This decrease was primarily due to decreases in the average price per order and in the number of Wyndgate customers which ordered third party hardware and software through Wyndgate.

The Company's sales and marketing efforts and its software development programs will continue to be focused on current and future Wyndgate software products and services. If future sales of Wyndgate's SAFETRACE(R) software product licenses are less than management anticipates; if future sales of Wyndgate's SAFETRACE(R) software product licenses require Wyndgate to complete significant customizations upon delivery; if there are delays in the currently anticipated implementation schedules for Wyndgate's existing SAFETRACE(R) customers; if there are delays in the currently anticipated development schedule, regulatory clearance timing and market acceptance for Wyndgate's transfusion management information system software product currently under development, the Company's future revenues, gross margins, and liquidity may be materially adversely affected.

COST OF REVENUE. Cost of revenue as a percentage of revenues was 57% and 82% for the nine months and the three months ended September 30, 1997, respectively, compared to 37% and 68% for the nine months and the three months ended September 30, 1996, respectively.

Cost of software sales and consulting as a percentage of the related revenue was 55% and 85% for the nine months and the three months ended September 30, 1997, respectively, compared to 22% and 30% for the same periods in 1996. This increase was primarily a result of decreased sales of Wyndgate's SAFETRACE(R) software product licenses which are typically priced at higher profit margins than revenues from consulting and implementation related services. Additionally, personnel increases and related benefit and travel expenses for customer implementations, customer training and customer support services also contributed to the increase in cost of software sales and consulting.

Cost of hardware and software, obtained from vendors as a percentage of the related revenue was 71% and 48% for the nine months and the three months ended September 30, 1997, respectively, compared to 105% and 102% for the same periods in 1996. Typically, revenues from the re-sale of hardware and software, obtained from vendors are priced at lower profit margins than revenues from software sales and consulting.

The Company's consulting, implementation and customer service efforts will continue to be focused on current and future Wyndgate software products and services. If the currently anticipated costs of consulting, implementation and customer service for Wyndgate's current and future SAFETRACE(R) software product licensees and for future customers of its transfusion management information system software product currently under development, are more than management anticipates, the Company's future gross margins, and liquidity may be materially adversely affected.

GROSS PROFIT. Gross profit as a percentage of revenue was 43% and 18% for the nine months and the three months ended September 30, 1997, respectively, compared to 63% and 32% for the same periods in 1996. This decrease in gross profit was primarily a result of the decreased sales of the higher margin SAFETRACE(R) software products discussed above.

PAYROLL AND OTHER. Payroll and other increased $267,000 or 25% for the nine months ended September 30, 1997, and decreased $182,000 or 34% for the three months ended September 30, 1997, compared to the same periods in 1996. The increase in payroll and other during the nine months ended September 30, 1997 was primarily due to increased salary and employee benefit costs incurred as a result of the hiring of additional personnel which were anticipated to be necessary to manage Wyndgate's expanded operations. The decrease in payroll and other during the three months ended September 30, 1997 was primarily due to decreased administrative and other management personnel payroll related expenses as a result of less administrative and related personnel deemed necessary by management for the Company's remaining Wyndgate operations (See Note 2 to the Unaudited Consolidated Financial Statements herein).

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $315,000 or 53% and $46,000 or 16% for the nine months and the three months ended September 30, 1997, respectively, compared to the same periods in 1996. The increase in general and administrative expenses was attributable primarily to third quarter 1997 expenses of approximately $80,000 related to grants of certain stock options and increases in expenses for outside contract services, various insurance related items, leased office space and other general and administrative activities which were related to the increase in the number of Wyndgate employees.

SALES AND MARKETING. Sales and marketing expenses increased $400,000 or 57% and $315,000 or 105% for the nine months and the three months ended September 30, 1997, respectively, compared to the same periods in 1996. The increase in sales and marketing expenses was primarily due to 1997 expenses of approximately $280,000 related to grants of certain stock options to a business advisory enterprise and to others involved in corporate marketing efforts for the Company. Management expects there will be additional increases in sales and marketing expenses if the Company is successful in developing and introducing its transfusion management information system software product currently under development and if the Company receives additional capital as a result of its current capital raising efforts.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $642,000 or 56% and $289,000 or 68% for the nine months and the three months ended September 30, 1997, respectively, compared to the same periods in 1996. The increase in research and development expenses was primarily due to an increase in the number of employees assigned to the development of Wyndgate's transfusion management information system software product. Management expects research and development expenses to increase as additional software development of Wyndgate's transfusion management information system software product is planned within the fourth quarter of 1997.

PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased $86,000 or 614% for the nine months ended September 30, 1997 and increased $25,000 or 500% for the three months ended September 30, 1997 compared to the same periods in 1996. The provision for doubtful accounts for the nine months ended September 30, 1997 provided for potential uncollectability of certain accounts receivable due from Wyndgate's current SAFETRACE(R) customers as a result of certain implementation delays discussed below as part of Liquidity and Capital Resources.

DEPRECIATION AND AMORTIZATION. Compared to the same periods in 1996, depreciation and amortization increased $153,000 or 132% and $72,000 or 167% for the nine months and the three months ended September 30, 1997, respectively. The increase in depreciation and amortization expense is due to the increases in purchased fixed assets and due to increases in fixed assets underlying new capital lease financing obtained during the nine months and the three months ended September 30, 1997.

INTEREST INCOME. Interest income increased $121,000 and $16,000 for the nine months and the three months ended September 30, 1997, respectively, compared to the same periods in 1996. The increase was primarily due to interest income derived from the net proceeds of the February 1997 public offering.

INTEREST EXPENSE. Interest expense decreased $57,000 and $36,000 for the nine months and the three months ended September 30, 1997, respectively, compared to the same periods in 1996. This decrease was primarily due to the repayment of approximately $1.9 million in short term debt and notes payable from the net proceeds of the February 1997 public offering, which was partially offset by an increase in interest expense on capital lease obligations.

OTHER. Compared to the same periods in 1996, other expenses increased $81,000 and $0 for the nine months and the three months ended September 30, 1997, respectively. This increase was primarily due to $79,000 of expenses incurred during the first quarter in 1997 in conjunction with the issuance and registration of warrants to two non-related individuals who were granted warrants in connection with the issuance of 12% notes payable totaling $450,000. The $450,000 of 12% notes payable and related accrued interest were repaid in full during the first quarter of 1997 from a portion of the net proceeds of the February 1997 public offering.

Liquidity and Capital Resources
-------------------------------

The Company had cash and cash equivalents of $2.5 million at September 30, 1997, none of which is restricted. During the quarter ended June 30, 1997, management became aware of delays in future software license fee revenues expected from certain large internationally based blood centers and hospital organizations. These delays are expected to cause a greater use of liquidity and capital resources during the remainder of 1997 than originally anticipated. Based on this information, management anticipates that the Company's current and anticipated cash balances will not be sufficient to meet the Company's capital or liquidity requirements for management's plan of operations and its planned software development programs, even if the sale of DataMed is approved by the Company's shareholders. Management recognizes that the Company must obtain additional capital resources, consider significant reductions to its software development programs and/or sharply curtail most of its operating expenses to enable it to continue operations with available and anticipated cash resources. Management's plans include the sale of additional equity securities and the sale of DataMed which would provide sufficient resources to continue the Company's operations and its software development programs. The Company anticipates it will continue to incur losses until 1999, and possibly thereafter; accordingly, the Company may require additional capital beyond current capital raising efforts.

The Company had a working capital deficit of $857,000 at September 30, 1997 compared to a working capital deficit of $4 million at December 31, 1996. Excluding the net liabilities of the discontinued operations, the Company had a working capital deficit of $191,000 at September 30, 1997 compared to a working capital deficit related to continuing operations of $2.9 million at December 31, 1996. The change in working capital during the nine months ended September 30, 1997 was primarily due to the completion of the February 1997 public offering which generated approximately $8.2 million in net proceeds. To date, the net proceeds from the February 1997 public offering have primarily been expended to repay short term debt, notes payable, accounts payable and other accrued expenses, to fund Wyndgate's research and development and sales and marketing efforts, and for general working capital purposes.

The Company used $4.3 million in net cash for operating activities for the nine months ended September 30, 1997, compared to $2.7 million for the same period in 1996. These amounts include $1.3 million in net cash used by discontinued operations for the nine months ended September 30, 1997 and $1.0 million in net cash used by discontinued operations for the same period in 1996. The net cash used in operating activities for continuing operations for the nine months ended September 30, 1997 consisted primarily of the net loss from continuing operations of $4.6 million, net decreases of $190,000 in certain current liabilities and a net increase of $79,000 in prepaid expenses and other assets partially offset by an increase of $563,000 in unearned revenue, a decrease of $263,000 in net accounts receivable and net unbilled revenue, $449,000 of depreciation and amortization expense and approximately $502,000 of expenses related to various grants of warrants and stock options during the nine months ended September 30, 1997.

Net cash used in investing activities was $728,000 and $184,000 for the nine months ended September 30, 1997 and 1996, respectively. These amounts include capital expenditures for discontinued operations of $58,000 and $44,000 for the nine months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997, net cash used in investing activities for continuing operations consisted primarily of purchases of equipment and fixtures related to the increase in the number of Wyndgate employees assigned to the development of Wyndgate's transfusion management information system software product and related to Wyndgate's occupation of additional office space. For the nine months ended September 30, 1996, net cash used in investing activities for continuing operations consisted primarily of purchases of equipment and fixtures related to the increase in the number of Wyndgate employees and an increase in capitalized software development costs.

Net cash provided by financing activities was $7.1 million and $3.1 million for the nine months ended September 30, 1997 and 1996, respectively. These amounts include principal payments on capital lease obligations for discontinued operations of $107,000 and $166,000 for the nine months ended September 30, 1997 and 1996, respectively. During the nine months ended September 30, 1997, the Company completed its February 1997 public offering and received approximately $8.2 million in net proceeds. The Company used a portion of these net proceeds to repay approximately $1.9 million in short term debt and notes payable, and also to pay certain offering and distribution costs related to the February 1997 public offering. In addition, the Company paid $150,000 in principal payments on its capital lease obligations for continuing operations during the nine months ended September 30, 1997.

During the quarter ended June 30, 1997, management became aware of certain delays in the implementation cycles of Wyndgate's SAFETRACE(R) software product. Based on its currently anticipated implementation schedules, management anticipates that the implementation cycle for Wyndgate's current SAFETRACE(R) customers which have yet to become fully operational and implemented, will typically take an average of approximately 17 months from the date the SAFETRACE(R) software has been delivered to its customers.
The implementation cycles are dependent on various items, including the relative size of the customers' operations, the relative complexity of the customers' standard operating procedures, special development and customization requirements, the amount of the customers' resources which are available for implementation activities and the customers' anticipated implementation schedules. Eight of Wyndgate's current SAFETRACE(R) customers are implemented and are operational using SAFETRACE(R). All of the existing SAFETRACE(R) customers are expected to be fully implemented and operational during 1998. The results of the implementation cycle delays are expected to delay future SAFETRACE(R) maintenance revenues from Wyndgate's existing SAFETRACE(R) customers which have yet to become implemented and operational using Wyndgate's SAFETRACE(R) software product, future progress payments from existing customers not fully implemented, the previously anticipated increase in future software license fee revenue from further sales of Wyndgate's SAFETRACE(R) software product, and cause a greater use of liquidity and capital resources than originally anticipated.

The Company is currently attempting to raise additional capital through the sale of equity securities with the assistance of certain investment bankers. The Company also has entered into a definitive asset purchase and sale agreement to sell DataMed, subject to the approval of the Company's shareholders at the meeting of the Company's shareholders scheduled to occur on December 2, 1997. Assuming the Company successfully raises additional funds and the Company's shareholders approve the sale of DataMed, there can be no assurance that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate financing or if consummation of the DataMed transaction does not occur, management will be required to sharply curtail most of the Company's software development programs and most of its operating expenses. If the Company is successful in raising additional funds through the sale of additional equity securities, such a change in capitalization could also increase the number of shares of common stock outstanding, thus diluting ownership of current shareholders in the Company.

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

SIGNIFICANT OPERATING LOSSES; NEGATIVE NET WORTH; NET WORKING CAPITAL
DEFICIT

For the fiscal years ended December 31, 1996 and 1995, the Company incurred a loss in the approximate amounts of $4.5 million and $2.7 million, respectively. The 1995 loss was primarily due to (i) employee compensation which increased because of additional sales and operations staff hired by the Company in 1995 in anticipation of future growth of the Company's operations and (ii) expenses related to the merger with The Wyndgate Group, Ltd. The increased loss in 1996 was primarily due to increases in overall staffing and related expenses necessary to handle recent and anticipated future growth of the Company. For the nine months ended September 30, 1997, the Company had a loss of $4.6 million from continuing operations.
As of September 30, 1997 and excluding the net liabilities of the discontinued operations, the Company had a working capital deficit of $191,000. Additionally, as of September 30, 1997, the Company had cumulative net losses of approximately $13.1 million. There can be no assurance that the Company will be able to generate sufficient revenues while at the same time manage its expenses to operate profitably in the future or to pay the Company's debts as they become due. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ANTICIPATED NEGATIVE CASH FLOW

Management anticipates that the Company's current and anticipated cash balances will not be sufficient to meet the Company's liquidity or capital requirements for management's plan of operations and its planned software development programs, even if DataMed is sold. Even if the sale of DataMed is approved by the Company's shareholders, the Company will require additional funds to operate through the first quarter of 1998.
Accordingly, the Company must generate additional capital, consider significant reductions to its software development programs and/or sharply curtail its operating expenses to enable it to continue operations with available and anticipated cash resources. The sale of DataMed would provide additional, but not sufficient, resources to assure the continuation of the Company's operations and its software development programs. The Company is currently attempting to raise additional equity capital. However, no assurances can be given that the Company will be successful in raising additional capital or that the sale of DataMed will be approved by the Company's shareholders. Further, there can be no assurance, assuming the sale of DataMed is approved by the Company's shareholders, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate financing, management will be required to sharply curtail the Company's software development programs and most of its operating expenses.

REVENUE FLUCTUATIONS

The Company has experienced revenue fluctuations when its SAFETRACE(R) software product is delivered to its customers. The SAFETRACE(R) software product license fees have historically been recognized as revenue upon delivery of SAFETRACE(R) customers if no significant vendor obligations exist as of the delivery date. If there are delays in the delivery service and/or customer delayed delivery requests, the revenue recognition from the
sale of SAFETRACE(R) licenses may also be delayed.   Quarter to quarter
revenue fluctuations could also be affected by the decision of whether or not to recognize revenues based upon the length of time the Company's customers take to implement the Company's software products, special development or customization projects required by customers concurrent with the licensing of the Company's software products and other significant obligations remaining to be fulfilled by Wyndgate upon delivery of its software products to its customers.

Based on its currently anticipated implementation schedules, management anticipates that the implementation cycle for Wyndgate's current SAFETRACE(R) customers which have yet to become fully operational and implemented, will typically take an average of approximately 17 months from the date the SAFETRACE(R) software has been delivered to its customers.
The implementation cycles are dependent on various items, including the relative size of the customers' operations, the relative complexity of the customers' standard operating procedures, special development and customization requirements, the amount of the customers' resources which are available for implementation activities and the customers' anticipated implementation schedules. As a result, the Company's operating results could fluctuate significantly from quarter to quarter and investors should put more emphasis on the Company's results for a full year rather than on the Company's quarterly results.

LACK OF SIGNIFICANT OPERATING HISTORY AND DIFFICULTIES IN ANTICIPATING REVENUES, EXPENSES, AND NET CASH FLOW

The Company has been in existence since 1989. As such, the Company is subject to many of the risks common to enterprises with a limited operating history, including potential under-capitalization, limitations with respect to personnel, financial and other resources and limited customers and revenues. As of the date hereof, eight of the licensees of the SAFETRACE(R) software product, Wyndgate's blood tracking system, have the SAFETRACE(R) software product in operation. There is no assurance that the additional licensees of the SAFETRACE(R) software product to date will ever become operational with the SAFETRACE(R) software product, that the Company will be able to license the SAFETRACE(R) software product to additional customers, that the Company will be able to develop and license new products or that the Company will be successful. Additionally, the development and marketing of new software applications products, may cause difficulties in accurately anticipating implementation and development schedules, future revenues, expenses, financial condition, and net cash flow. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development and marketing of new products.

GOVERNMENT REGULATION

The Company's products and services are subject to regulations adopted by governmental authorities, including the FDA, which governs blood center and transfusion center computer software products regulated as medical devices. The U.S. Department of Transportation issues regulations regarding procedures applicable to certain of the substance abuse testing programs of the Company's DataMed International division, which is presented in the Unaudited Consolidated Financial Statements as discontinued operations (See
Note 2 of the Unaudited Consolidated Financial Statements herein). Government regulations can be burdensome and may result in unexpected delays and expenses to the Company. In addition, modifications to regulations could adversely affect the timing and cost of new products and services introduced by the Company. Failure to comply with applicable regulatory requirements can result in, among other things, operating restrictions and fines. For instance, currently the Company believes that Wyndgate's transfusion management information system software product, currently under development, requires FDA clearance prior to the marketing of such product in the United States, the time delay to domestically market such product could materially and negatively impact the Company's business. The Company cannot predict the effect of possible future legislation and regulation. The Company will also be required to follow applicable Good Manufacturing Practices ("GMP") regulations of the FDA, which include testing, control and documentation requirements, as well as similar requirements in other countries, including International Standards Organization ("ISO") 9001 standards. Failure to meet these requirements would preclude the Company from marketing its products on a commercial basis, and therefore would materially and adversely affect the Company's business, financial condition and results of operations.

FLUCTUATIONS IN OPERATING RESULTS

Results of operations are expected to fluctuate significantly from quarter to quarter depending upon numerous factors, including demand for Wyndgate's software products and related services; the timing of new software license agreements with Wyndgate customers; the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis; personnel changes; changes in Company strategy, and the level of international sales. Quarter to quarter operating results could also be affected by the timing of the receipt of individual customer orders and other revenue fluctuation factors discussed above.

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

POTENTIAL DIFFICULTIES IN MANAGING BUSINESS UNDERGOING RAPID GROWTH

The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively, both independently and as a group. Most of the Company's management team have no prior experience as senior executives of a public corporation. There can be no assurance that the management team will operate together effectively. To compete successfully against current and future competitors, to timely complete customer implementations, to complete research and development in progress and to develop future software products and services, the Company believes that it must continue to expand its operations, particularly in the areas of research and development, sales and marketing, customer implementation, customer support and training of its employees. If the Company were to experience significant growth in the future, such growth would likely place significant strain upon the Company's management, operating and financial systems and resources. To accommodate such growth and compete effectively, the Company must continue to improve its internal information systems, procedures and controls, and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could materially and adversely affect the Company's business, financial condition and results of operations.

RAPIDLY CHANGING TECHNOLOGY

The market for applications software is characterized by rapidly changing technology and by changes from mainframe to client/server computer technology, including frequent new product introductions and technological enhancements in the applications software business. During the last five years, the use of computer technology in the information management industry has expanded significantly to create intense competition. With rapidly expanding technology, there can be no assurance that the Company, with its limited resources, will be able to acquire or maintain any technological advantage. The Company's success will be in large part dependent on its ability to use the developing technology to its maximum advantage and to remain competitive in price and product performance. If the Company is unable to acquire or maintain technological advantages, or if the Company fails to stay current and evolve in the applications software and information management fields, its efforts may not be successful.

ROYALTY AGREEMENTS

Pursuant to certain royalty agreements, the Company is required to pay certain of its sales proceeds directly to outside parties. Such payments may adversely affect the Company's available cash to fund future operations and the Company's future profitability.

POSSIBLE LOSS OF SOFTWARE LICENSES DUE TO FAILURE TO MEET MAINTENANCE SERVICES COMMITMENTS

The Wyndgate software license agreements have license terms that vary, but are typically five year licenses which are automatically renewable. The software license agreement may be terminated by customers if Wyndgate fails to deliver maintenance services consisting of product bug fixes, regulatory compliance and updates. Wyndgate may terminate licenses if customers fail to meet their contractual obligations to Wyndgate, primarily the payment of maintenance fees. However, there can be no assurance that the Company will be able to meet the maintenance services and contractual commitments required to keep the license agreements in force or that customers will continue to make maintenance fee payments.

POSSIBLE SHRINKAGE OF MARKET DUE TO MULTIPLE SITE CONTRACTS AND DUE TO POTENTIAL CONSOLIDATION WITHIN THE BLOOD BANK INDUSTRY

Presently, the Company has one contract which potentially could cover multiple blood centers. The potential number of customers for the Company's SAFETRACE(R) market could be further reduced if the Company were to enter
into additional multiple site contracts.   While the Company believes the
license fee charged for such multi-site arrangements is comparable to the license fee which would be earned on an equivalent number of single site licenses, there can be no assurance that the Company's revenues will be equivalent to what it would have earned under single site licenses.

To date approximately five of Wyndgate's SAFETRACE(R) customers have or are expected to merge to form two SAFETRACE(R) Wyndgate customers. Although management believes such consolidation within the blood bank industry does not materially affect future anticipated maintenance fees to be earned from its customers, such consolidation may cause delays in implementation schedules and delays in obtaining new customer orders.

PRODUCT AND REPORTING LIABILITY

As of the date hereof, eight of the Company's SAFETRACE(R) software product licensees have the SAFETRACE(R) software product in operation. Currently, the Company has product liability exposure for defects in its SAFETRACE(R) software product which may become apparent through widespread use of the SAFETRACE(R) software product. No claims have been filed against the Company involving the SAFETRACE(R) software product and the Company is not aware of any material problems involving the SAFETRACE(R) software product. While the Company will continue to attempt to take appropriate precautions, there can be no assurance that it will completely avoid product liability exposure. The Company maintains product liability insurance on a claims made basis for the SAFETRACE(R) software product in the aggregate of at least $4 million. There can be no assurance that such coverage will be available in the future, that it will be available at reasonable prices, or that it will be available in amounts adequate to cover any product liabilities that may be incurred by the Company.

DEPENDENCE ON MAJOR CUSTOMERS

During the nine months ended September 30, 1997, two Wyndgate customers, Belle Bonfils Memorial Blood Center, Denver, Colorado and Haemonetics Corporation, Braintree, Massachusetts (Haemonetics) each accounted for 11% and 32%, respectively, of the Company's revenues. During the three months ended September 30, 1997, three Wyndgate customers, Haemonetics, Gulf Coast Regional Blood Center, Houston, Texas, and the Royalty Group (a group of eight California blood centers, through a 1992 development agreement with Wyndgate, paid $1.1 million to partially fund Wyndgate's development of its SAFETRACE(R) software product), each accounted for 29%, 20% and 16%, respectively, of the Company's revenues. Of the total accounts receivable and unbilled revenue amounts as of September 30, 1997, the accounts receivable and unbilled revenue related to the above customers were approximately $400,000 and $160,000, respectively. In order to attempt to reduce its credit risks, the Company generally requires substantial down payments and progress payments during the course of implementation of its software products. Non-renewal or termination of the contractual arrangements with these key Wyndgate customers could have a material adverse effect on the Company. There can be no assurance that the Company will be able to retain these key customers or, if such customers are not retained, that the Company would be able to attract and retain new customers to replace the revenues currently generated by these customers. With the sale of DataMed, the Company will lose all of the revenues from that division's customers.

SUBSTANTIAL COMPETITION

There is substantial competition in all aspects of the blood bank industry. Numerous companies are developing technologies and marketing products and services in the health care information management area. Many of these competitors have been
                                   22
in business longer than the Company and have substantially greater personnel and financial resources available to them than the Company, and there can be no assurance that the Company will be able to compete with these competitors successfully.

DEPENDENCE ON DEVELOPMENT OF NEW BUSINESSES

Through the merger with The Wyndgate Group, Ltd., the Company became engaged in the information management section of the blood bank industry. To effect its plan of operations, which includes the generation of increased revenues, the Company must expand its operations significantly beyond the historical operations of Wyndgate to other markets which require similar management information services. There is no assurance that the Company will be able to expand its business operations. The current activities of Wyndgate in the blood bank industry do not assure future business expansion or profitability.

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

DEPENDENCE ON PERSONNEL

The Company is significantly dependent on a limited number of personnel, including Michael I. Ruxin, M.D. (Chairman and Chief Executive Officer), Joseph F. Dudziak (President and Chief Operating Officer), William J. Collard (Secretary/Treasurer, Director and President of the Wyndgate division), Gerald F. Willman, Jr. (Director and Vice President of the Wyndgate division)and Thomas F. Marcinek (Chief Operating Officer of the Wyndgate division). Although most of these individuals are subject to employment agreements, such agreements are difficult to enforce against employees. If the Company fails to retain the services of one or more of these employees, the Company's operations may be adversely affected. The Company does not have key man insurance on any of its officers or employees; however, the Company is the designated beneficiary of a term life insurance policy for its Chairman and Chief Executive Officer in the face amount of $1,000,000.

NO DIVIDENDS

The Company does not anticipate paying any cash dividends for the foreseeable future. The Company expects that future earnings, if any, will be used for expansion of the Company's business.

LIMITED CAPITALIZATION

The Company has only limited capitalization available to it. The Company anticipates it will need additional capital to pursue its intended business plan and to fund its planned software development efforts; however, the Company has received no commitment from any person for that financing, and there can be no assurance that adequate financing will be available on reasonable terms, if and when needed.

POTENTIAL LITIGATION DUE TO THE SALE OF DATAMED

DataMed's substance abuse testing service agreements have contract terms that vary from one to five years and, unless canceled generally ninety days prior to the end of the license term, most are automatically renewable. Generally, such contracts are not assignable. The definitive Asset
Purchase Agreement for the sale of DataMed provides that the Company will assign its DataMed customer contracts to the purchaser, and if the customer does not consent to the assignment, the purchaser can require the Company to terminate any such non-consenting customer's contract. The Company will not conduct any form of substance abuse testing if the sale of DataMed is approved by the Company's shareholders. While the Company does not consider it likely, it is possible non-consenting customers could commence litigation against the Company for failure to provide substance abuse testing pursuant to such customer's contract with DataMed.

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (f) Use of Proceeds

In February 1997, the Company completed an initial public offering of 1,337,000 Units, each consisting of two shares of Common Stock and one Class A Common Stock Purchase Warrant (the "IPO"). On March 12, 1997, the Company received additional net proceeds from the sale of an additional 119,988 Units, each consisting of two shares of Common Stock and one Class A Common Stock Purchase Warrant, which were included in the Underwriter's over-allotment option. Net proceeds from the IPO, including the net proceeds from the Underwriter's over-allotment option, were approximately $8.2 million. The Units were initially quoted on the NASDAQ Small-Cap Market. On March 13, 1997, the Common Stock and the Warrants began trading separately.

Through September 30, 1997, the Company has used a total of approximately $6.2 million of the net proceeds from the IPO. The net proceeds to the Company from the IPO of approximately $8.2 million have been applied as follows: approximately $1.7 million for research and development efforts of the Company's Wyndgate Technologies division ("Wyndgate"), which includes approximately $400,000 for capital expenditures; approximately $700,000 for sales and marketing activities related to Wydngate's current and future software products and services; approximately $300,000 of capital expenditures for general operating purposes related to the increased number of employees assigned to customer support, customer implementations and training and general operating purposes at Wyndgate; approximately $450,000 for the repayment of certain 12% notes to non-related parties; approximately $970,000 for the repayment of the Company's $1 million line of credit which expired during the first quarter of 1997; approximately $327,000 for the repayment of 10% notes, of which approximately $181,000 was paid to certain significant owners, directors, officers, and other related parties of the Company; approximately $127,000 for other short-term debt obligations to non-related parties; approximately $373,000 for general working capital requirements for the Company's continuing operations; and approximately $1.2 million for the Company's DataMed International division which, it is planned, will be sold during the fourth quarter 1997 (See Note 2 of the Unaudited Consolidated Financial Statements herein).

The remaining net proceeds of approximately $2 million have been invested in short-term investment grade money market instruments.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit No.     Description
         -----------     -----------
             11.1        Statement re: Computation of Per Share Loss Over
                         the Period February 11, 1997 to September 30,
                         1997

             11.2 Statement re: Computation of Per Share Loss Over the Period January 1, 1997 to September 30, 1997

             27          Financial Data Schedule


     (b)  Current Reports on Form 8-K:

          On July 7, 1997, Global Med Technologies, Inc. (the "Company") filed a Current Report on Form 8-K, dated June 20, 1997, reporting the June 20, 1997 letter of intent entered into between the Company and National Medical Review Offices, Inc. ("NMRO") pursuant to Item 2, Acquisition or Disposition of Assets. The letter of intent provides, subject to the approval of the shareholders of the Company and the satisfaction of certain other conditions to be set forth in a definitive asset purchase agreement, that the Company will sell its DataMed International division to NMRO.


          On August 21, 1997, the Company filed a Current Report on Form
          8-K, dated August 18, 1997, reporting the definitive Asset Purchase Agreement entered into between the Company and National Medical Review Offices, Inc. ("NMRO") pursuant to Item 2, Acquisition or Disposition of Assets. The definitive Asset Purchase Agreement provides, subject to the approval of the shareholders of the Company and the satisfaction of certain other conditions, that the Company will sell its DataMed International division to NMRO.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GLOBAL MED TECHNOLOGIES, INC.


Date: November 18, 1997           By /s/ MICHAEL I. RUXIN
                                    ---------------------------------
                                    Michael I. Ruxin, M.D.
                                    Chief Executive Officer


Date: November 18, 1997           By /s/ BART K. VALDEZ
                                    ---------------------------------
                                    Bart K. Valdez
                                    Chief Financial Officer