Form 10KSB40
period 1997-12-31
GLOBAL MED TECHNOLOGIES INC
filed 1998-04-21
CIK 1009463

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-KSB

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended:
            December 31, 1997
          ---------------------

[   ]     Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from ___________ to __________

COMMISSION FILE NUMBER:   0 - 22083
                       ---------------

                      GLOBAL MED TECHNOLOGIES, INC.
             ----------------------------------------------
             (Name of small business issuer in its charter)

       Colorado                                            84-116894
-------------------------------                      -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

                            12600 West Colfax
                               Suite A-500
                        Lakewood, Colorado  80215
           ---------------------------------------------------
           (Address of principal executive offices) (Zip Code)

Issuer's telephone number:  (303) 238-2000
                          ----------------

Securities to be registered under Section 12(b) of the Act:  None
                                                           --------

Securities registered under Section 12(g) of the Act:
                                      Common Stock, $.01 par value
                                      ----------------------------
                                  Class A Common Stock Purchase Warrants
                                  --------------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for at least the past 90 days.  Yes  X   No
                                   -----   -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year:  $ 2,506,000
                                                    ------------

Aggregate market value of voting stock held by non-affiliates as of April 13, 1998: $6,035,023
           ----------

Shares of Common Stock, $.01 par value, outstanding as of April 13, 1998:
8,148,255
---------

Documents incorporated by reference: Exhibits to Issuer's Registration Statement on Form SB-2, No. 333-11723.

                      GLOBAL MED TECHNOLOGIES, INC.

                               FORM 10-KSB

INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY. SEE "ITEM 6.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS."   NO ASSURANCE
CAN BE GIVEN THAT THE FUTURE RESULTS COVERED BY THE FORWARD-LOOKING STATEMENTS WILL BE ACHIEVED. THE FOLLOWING MATTERS INCLUDE CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS WITH RESPECT TO SUCH FORWARD-LOOKING STATEMENTS, INCLUDING CERTAIN RISKS AND UNCERTAINTIES, THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FUTURE RESULTS COVERED IN SUCH FORWARD-LOOKING STATEMENTS. OTHER FACTORS COULD ALSO CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FUTURE RESULTS COVERED IN FORWARD-LOOKING STATEMENTS.

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------

BUSINESS DEVELOPMENT AND BUSINESS OF ISSUER.

     Global Med Technologies, Inc. (the "Company") was organized under the laws of the State of Colorado in December 1989. The Company completed its initial public offering of securities in the first quarter of 1997, from which it received net proceeds of approximately $8.2 million from the sale of 1,456,988 Units, each of which consisted of two shares of Common Stock and one Class A Common Stock Purchase Warrant (the "Warrants").

     On April 14, 1998, the Company entered into two debt financing agreements which provided the Company up to $3 million in gross proceeds in exchange for up to 12 million warrants convertible into Common Stock at $0.25 per share. Should the Company not repay the financing proceeds and accrued interest thereon on or before April 15, 1999, the convertible financing proceeds, including interest thereon, are convertible into approximately 70 million shares of Common Stock at $0.05 per share. See "FINANCING AGREEMENTS" below for a further discussion of these agreements.

     Formerly known as National MRO, Inc., which was founded in 1989, the Company changed its name to Global Data Technologies, Inc. in 1995 in connection with the merger of National MRO, Inc. and The Wyndgate Group, Ltd. in May 1995. The Company changed its name again in May 1996 to Global Med Technologies, Inc.

     The Company, through its one operating division Wyndgate Technologies ("Wyndgate"), designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. Pursuant to an agreement with eight California blood centers, Wyndgate developed a blood tracking system ("SAFETRACE(R)") to assist community blood centers, plasma centers, hospitals and outpatient clinics in the U.S. in complying with the quality and safety standards of the FDA for the collection and management of blood and blood products. Wyndgate, through its SAFETRACE(R) software, incorporates and integrates products and services for the management of the blood supply and blood products from donor recruitment to shipment from blood centers to hospitals, clinics, medical research institutions and other healthcare related facilities.

     Wyndgate provides training and consulting services for installation, implementation, special programming, system design, and maintenance for licensees of SAFETRACE(R). The majority of SAFETRACE(R) licensees use all or a portion of these services. Management believes that SAFETRACE(R) maintenance and upgrades will provide the Company an on-going revenue stream and valuable information concerning the blood bank industry. Special programming services can result in customer funded development, as was done with SAFETRACE(R).

     Effective December 15, 1997, the Company sold its DataMed International ("DataMed") division for gross proceeds of $1.2 million and the assumption of certain liabilities and capital leases (the "DataMed Sale"). Net proceeds from the DataMed Sale were approximately $775,000 through April 15, 1998. DataMed manages and markets a variety of services that are designed to assist companies with administering substance abuse testing programs.

     Founded in 1984, Wyndgate initially developed a Student Information System ("SIS"), an integrated software package for colleges and universities to track student information. Pursuant to an agreement with eight California blood centers (the "Royalty Group"), Wyndgate began development of a blood tracking system to assist community blood centers, hospitals, plasma centers and outpatient clinics in the U.S. in complying with the quality and safety standards of the FDA for the collection and management of blood and blood products. After several years of development and approximately $1.1 million paid by the Royalty Group, Wyndgate completed development and commenced marketing of SAFETRACE(R), which it believes to be the most comprehensive and flexible system of its type available today. In accordance with FDA regulations, the Company submitted a 510(k) application to the FDA in October 1995 for review of SAFETRACE(R). In April 1997, the Company's Wyndgate division received notification from the FDA of their finding of "substantial equivalence" of SAFETRACE(R). This determination permits the Company to continue to market SAFETRACE(R).

     The Company continues to concentrate its development efforts on its enhancements to SAFETRACE(R) and on SAFETRACE TX(TM), Wyndgate's transfusion management information system software product. On April 6, 1998, SAFETRACE TX(TM) entered beta testing. Wyndgate's development of SAFETRACE TX(TM) began in 1996.

     The Company's internally developed software development tool EDEN-OA(R), was used in the development of Wyndgate's existing character-based version of SAFETRACE(R). Based on management's now anticipated development requirements of Wyndgate's graphical user interface version of SAFETRACE(R) and continued enhancements to SAFETRACE TX(TM) as a result of beta testing and future SAFETRACE TX(TM) version upgrades, management has ceased development efforts for new versions of EDEN-OA(R). Management intends to continue EDEN-OA(R) support for the existing character-based version of SAFETRACE(R). As a result, management no longer expects EDEN-OA(R) to be essential to the Company's strategic goals or to be critical to the Company's competitive advantages.

STRATEGY

     The following are key elements of the Company's strategy for its Wyndgate Technologies division; however, there can be no assurance that the Company will be successful in its strategy. Additional financing may be required to enable the Company to accomplish its goals.

     EXPAND SALES & MARKETING EFFORTS. The Company's Wyndgate division currently has five sales and marketing personnel. The Company believes it can continue to increase its presence in the world-wide blood bank industry market through future increases in Wyndgate's sales and marketing staff and through the development of strategic relationships.

     DEVELOP NEW BLOOD BANK MANAGEMENT SOFTWARE PRODUCTS AND SERVICES. The Company believes that it can develop new products and services by using its existing technology base and its existing software development talent. During the next eighteen months, management anticipates completion of the SAFETRACE TX(TM) beta testing, submission of a 510(k) application to the FDA for review of SAFETRACE TX(TM) and receipt of notification from the FDA of their finding of "substantial equivalence" of SAFETRACE TX(TM). Upon market availability of SAFETRACE TX(TM) and in concert with Wyndgate's existing SAFETRACE(R) software, management believes Wyndgate will be able to provide a complete "vein to vein" system.
However, there can be no assurance as to the length of time required for completion of SAFETRACE TX(TM) beta testing or as to the length of time required for the FDA to review a 510(k) submission made by the Company or that the Company would ultimately receive a clearance letter relating to SAFETRACE TX(TM).

     OBTAIN SUBSTANTIAL INTERNATIONAL MARKET SHARE. The Company is focused on the world-wide potential for its blood bank and transfusion industry products and services. The Company plans to pursue international growth by marketing its current and future software products and services through its internal sales and marketing organization and through strategic relationships.

     DEVELOP STRATEGIC RELATIONSHIPS. The Company intends to continue to pursue strategic relationships in order to provide effective and efficient sales and distribution channels for its software products and services. Additionally, the Company may work with other healthcare information providers to develop new software applications and to develop further uses for Wyndgate's technology.

     MAINTAIN TECHNOLOGICAL ADVANTAGE. The Company plans to continue to focus research and development expenditures on new technology and continued enhancements of software development tools and software development methodologies. Management believes that evolving Wyndgate's current technology base and its software development talent are both critical elements to the long-term competitive advantages of Wyndgate's software products and services.

CUSTOMERS

     The Company, through its Wyndgate division, currently has 24
(including the Royalty Group) customers and intends to continue to target domestic and international blood centers, plasma centers and hospitals.

     During the year ended December 31, 1997, two Wyndgate customers, Belle Bonfils Memorial Blood Center, Denver, Colorado and Haemonetics Corporation, Braintree, Massachusetts each accounted for approximately 10% and 33% of the Company's total revenues from continuing operations. During the year ended December 31, 1996, one Wyndgate customer, Gulf Coast Regional Blood Center, Houston, Texas, accounted for approximately 29% of the Company's total revenues from continuing operations. Accounts receivable from the above customers as of December 31, 1997 and 1996 was approximately $60,000 and $205,000, respectively. Unbilled revenues from the above customers was approximately $160,000 as of December 31, 1997. In order to attempt to reduce its credit risks, the Company generally requires substantial down payments and progress payments during SAFETRACE(R) implementations. Non-renewal or termination of the contractual arrangements with these key and other Wyndgate customers could have a material adverse effect on the Company. There can be no assurance that the Company will be able to retain these or other customers or, if Wyndgate's 24 existing customers are not retained, that the Company would be able to attract and retain new customers to replace the revenues currently generated by these customers.

RESEARCH AND DEVELOPMENT

     During the years ended December 31, 1997 and 1996, the Company incurred approximately $3.76 million and $1.5 million, respectively, for research and development of Wyndgate's software products. Management believes leveraging Wyndgate's research and development methodologies, experience and talent are keys to the long-term success and evolution of Wyndgate's software products. Research and development expenses are anticipated to continue to be a substantial portion of the Company's operating expenses if the Company is successful in its current capital raising efforts.

EMPLOYEES

     As of April 15, 1998, the Company has 51 full-time employees, consisting of 9 employees in the corporate offices in Denver, Colorado and 42 at Wyndgate's offices in Sacramento, California. The Company has employment agreements with certain personnel. See ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
THE EXCHANGE ACT. The Company's employees are not represented by a labor union or subject to collective bargaining agreements. In March 1998, management began the implementation of a cost reduction program which initially resulted in a substantial decrease to its previous employee base. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

FINANCING AGREEMENTS

     On April 14, 1998, the Company entered into two financing agreements, which, as amended on April 16, 1998, provide for a loan and a line of credit in the aggregate amount of $3 million to the Company. The first loan in the amount of $1.5 million from Heng Fung Finance Company Limited ("Heng Fung") (the "Heng Fung Loan") bears interest at 12% per annum, which is payable monthly, and matures on April 15, 1999, and is senior to any other agreements, contracts or joint ventures to which the Company is, or may be, a party. In consideration for the Heng Fung Loan, the Company agreed to grant Heng Fung warrants to purchase 6,000,000 shares of Common Stock (the "Heng Fung Warrants"), exercisable until April 14, 2008 at $.25 per share, on the basis of one Heng Fung Warrant for one share of Common Stock, and agreed to register the Common Stock underlying the Heng Fung Warrants no later than July 14, 1998. Heng Fung also has the right to convert any part of the loan into the Heng Fung Warrants at the rate of one
share of Common Stock for each $.25 of debt converted.   The Heng Fung Loan
also grants Heng Fung the right to appoint five members to the Company's Board of Directors, which will now consist of a maximum of nine members, who will be entitled to receive warrants consistent with the duties required. The current members of the Company's Board of Directors and management were required to execute resignation letters, which have been delivered to Heng Fung, which will hold such letters in escrow pending any default under the terms of the Heng Fung Loan. Included in the Officers, Directors and employees who have submitted resignations to Heng Fung are Michael I. Ruxin, William J. Collard, Gerald F. Willman, Gordon E. Segal, Thomas F. Marcinek, Hollis Gailey, the wife of William J. Collard, Lori Willman, the wife of Gerald F. Willman, Timothy Pellegrini and Bradley V. Maberto. Heng Fung has the right to veto any future contracts not in the ordinary course of business, and any contract for employment, loans, leases or with a value in excess of $250,000.

     The Company will be in default under the terms of the Heng Fung Loan if the principal and interest payments are not paid on or before April 15, 1999, or within a seven day grace period, or any other terms of the Heng Fung Loan are not complied with. If a default occurs, the resignations of all of the Company's existing Directors and management will be effective, Heng Fung has the right to re-employ any of such persons in its discretion, and Heng Fung can convert the outstanding amount of the loan, including interest, into shares of the Company's Common Stock on the basis of one share for each $.05 of debt.

     Once the Company has drawn the full amount of the Heng Fung Loan proceeds, the Company has the right to draw on the second loan commitment from Fronteer Capital, Inc. ("Fronteer")(the "Fronteer Line of Credit") in the amount of $1.65 million. The Fronteer Line of Credit also bears interest at the rate of 12% per annum, payable monthly, and matures on April 15, 1999. In consideration of extending the Line of Credit, the Company agreed to grant Fronteer warrants to purchase 1,000,000 shares of the Company's Common Stock, exercisable until April 14, 2008 at $.25 per share. If the line of credit is drawn on, Fronteer will earn warrants to purchase an additional 5,000,000 shares of Common Stock, exercisable at $.25 per share until April 14, 2008 (all the warrants issuable to Fronteer
are hereinafter referred to as the "Fronteer Warrants").   If Heng Fung
does not exercise its right to appoint Directors, then Fronteer has the right to appoint five members to the Company's Board of Directors. Fronteer also has the right to cancel all management and employee
contracts.   Dr. Ruxin has personally guaranteed repayment of $1.5 million of the Fronteer Line of Credit from certain of his personal assets.

     Fronteer has the same rights as does Heng Fung with respect to registration of the shares underlying the Fronteer Warrants, rights on default and right to veto contracts.

     The Company agreed to pay a finder's fee of 9% of the Fronteer Line of Credit to RAF Financial Corporation, payable as the Fronteer Line of Credit is drawn.

     In the event the Heng Fung Loan and the Fronteer Line of Credit warrants, or a portion thereof, are exercised at $0.25 per share and in the event the Heng Fung Loan and the Fronteer Line of Credit proceeds, including unpaid interest, or a portion thereof, are converted at $0.05 per share, ownership of existing shareholders will be proportionally diluted.

     Management anticipates that the net proceeds from the Heng Fung Loan and from the Fronteer Line of Credit will be sufficient to satisfy the Company's contemplated cash requirements for the next twelve months, although the Company anticipates that it will continue to incur operating losses, negative cash flows from operations and capital expenditures during that period. Correspondingly, there can be no assurance as to the length of time such proceeds will satisfy such cash requirements. The Company's cash requirements beyond this period will depend upon many factors, including, but not limited to, the Company's net cash flows from operations; the length of time it may take for the Company to develop, acquire, or receive regulatory approval to market its products or services; the market acceptance of these products or services and the response of competitors who may develop competing products or services at lower costs. To the extent that the net proceeds generated by these two financing agreements are insufficient to fund the Company's activities in the short or long term, the Company may need to raise additional capital through debt financing or through public or private equity financing. The Company has no commitment for any such financing, and there can be no assurance that any additional financing will be available when needed, on reasonable terms, or at all. See "RISK
FACTORS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES."

BLOOD BANK AND TRANSFUSION INDUSTRY OVERVIEW

     With the spread of AIDS and Hepatitis-B, stringent FDA guidelines have been imposed on domestic blood centers in order to attempt to improve the quality of the U.S. blood supply. Several domestic blood centers have been cited by the FDA for noncompliance and certain blood centers have been closed as a result of non-compliance with FDA requirements. Management believes numerous blood centers throughout the worldwide blood bank industry have internally developed their own software applications and systems to track blood collection, testing, processing, distribution and transfusion activities. These internally developed systems which have been developed for domestic blood center use are also designed to comply with FDA requirements. The Company believes that most blood center developed systems are not fully integrated and do not offer the capabilities required by the FDA in view of the fact that many of the Company's current SAFETRACE(R) customers have or intend to replace their internally developed blood tracking systems with SAFETRACE(R). While laboratory information system providers have developed automated testing and reporting procedures designed for a portion of the blood tracking process, these systems address only the laboratory management function and are not fully integrated with other blood tracking functions required for effective FDA compliant blood tracking systems. The Company believes that blood centers and laboratory information system providers are looking for a way to meet the FDA guidelines while minimizing their risks and costs.

     The FDA required all blood tracking application software vendors to submit a 510(k) application for review by March 31, 1996. The application process for FDA review and compliance with FDA guidelines relates to computer software products regulated as medical devices. The FDA considers software products intended for the following to be medical devices: (i) use in the manufacture of blood and blood components; or (ii) maintenance of data used to evaluate the suitability of donors and the release of blood or blood components for transfusion or further manufacturing. As medical device manufacturers, the Company and its competitors are required to register with the Center for Biologics Evaluation and Research ("CBER"), list their medical devices, and submit a pre-market notification or application for pre-market review. In April 1997, the Company's Wyndgate division received notification from the FDA of its finding of "substantial equivalence" of SAFETRACE(R). This determination provides a 510(k) clearance and permits the Company to continue to market SAFETRACE(R). A competitor also recently received a 510(k) clearance letter from the FDA for certain modules of its blood bank management information system software product. Management does not believe this will have a material adverse impact on Wyndgate's marketing of SAFETRACE(R) because management does not believe that this competitor provides the spectrum of software modules currently available in SAFETRACE(R).

SOFTWARE PRODUCTS

     SAFETRACE(R) is a set of integrated modules that are used to manage and control multiple aspects of blood and plasma operations, from recruiting of donors and collecting donated blood or plasma, to testing and manufacturing of blood products, distribution and billing. The Company currently markets SAFETRACE(R) to blood banks and plasma centers worldwide. Currently, most of Wyndgate's SAFETRACE(R) licensees have licensed the use of all of the following six SAFETRACE(R) modules. However, a potential licensee can license one or more modules as needed to automate its operations.

SAFETRACE(R) MODULES AND FUNCTION
----------------------------------

DONOR RECRUITMENT   Used by marketing departments of blood or plasma
                    centers to systematically solicit, recruit and schedule donors. Facilitates recruiting processes by producing call lists on demand or by scheduling calls by batch processing.

DONOR MANAGEMENT    Provides a system for registering donors and recording
                    necessary medical and personal donor information. All real-time donor deferral and eligibility information is used to determine current eligibility status of registered donors.

LABORATORY          Performs a number of data recording and evaluation
MANAGEMENT          functions.  Permits the posting of tests either by
                    interfacing directly with testing equipment or manually. Also performs inventory label validation, which helps to insure that all blood components are suitable for distribution, have been properly tested, validated and labeled.

BLOOD INVENTORY     Maintains current inventories of all available blood
AND DISTRIBUTION    products which have been tested and labeled.  Records
                    the movement of blood products from blood or plasma centers to customers and between customers. Also maintains records for imported blood related products.

SPECIAL PROCEDURES  Registers patients and tracks blood requirements for surgeries. Also provides capabilities to define and manage special requests for autologous, designated and therapeutic donations.

BILLING Implements pricing and invoicing practices associated with each blood product for customers. Also provides financial information for management review.

     SAFETRACE(R) relies on its donor identification, laboratory management, labeling and release site-based logic technology to assist blood centers in complying with FDA regulations. SAFETRACE(R) has an 85% table driven structure which permits it to easily adapt to each customer's unique operations. SAFETRACE(R) has been developed using industry standards, common operating systems and database managers which is designed to help insure portability. Since SAFETRACE(R) is database, operating system and hardware independent, management believes blood centers choosing SAFETRACE(R) are permitted flexibility in selecting their computer hardware and software configurations. SAFETRACE(R) provides the opportunity for blood centers to preserve their application software and training investments as their system and technology requirements evolve. Currently, management estimates that SAFETRACE(R) consists of more than 1.5 million lines of code, 481 data tables, 6,054 data elements, 59 labeling occurrences of component and release logic, 3,000 discrete programs and over 1,000 screens and windows.

SERVICES

     Management believes continuing to provide Wyndgate customers high quality services is critical to retaining its current customer base. Additionally, management believes that providing high quality service to Wyndgate's customers will continue to enhance Wyndgate's reputation for quality and will help to increase Wyndgate's market presence. Wyndgate's services begin with initial customer contact and continue throughout the licensing relationship. Services include installation, implementation, training, consulting and customer support. Historically, Wyndgate's SAFETRACE(R) license agreements typically provide for five years of customer support services. The fees associated with customer support services are either invoiced monthly, quarterly or annually. Installation, implementation and other related service fees, excluding customer support, typically range from 10% to 50% of the SAFETRACE(R) license fees. Under the Company's current license agreements, only software license fees and customer support fees are required to be contracted for and the other installation and implementation related fees are optional. However, many customers that have licensed SAFETRACE(R) to date have contracted for these and other additional services.

     INSTALLATION AND IMPLEMENTATION SERVICES. Installation and implementation services assist customers with the selection of hardware and software systems and, if necessary, the initial SAFETRACE(R) installation. Implementation services include assisting customers in analyzing work flow and standard operating procedures, developing tables, screen layouts, reports and implementation specific requirements. Management estimates that it takes approximately sixteen months from the date of delivery of the software to the customer to implement SAFETRACE(R) and a portion of Wyndgate's resources are used during that time.

     TRAINING SERVICES. Training services are provided to customers either at customer sites or at Wyndgate's offices. Training includes hands-on access to SAFETRACE(R) and usually includes building initial tables and screens. Wyndgate also offers follow-up training services to train customers on new SAFETRACE(R) functions.

     CUSTOMER SUPPORT SERVICES. Fees for customer services are required to be paid under certain SAFETRACE(R) license agreements for the term of the license. Maintenance services include "bug" fixing, enhancements and SAFETRACE(R) upgrades. Wyndgate provides an 800-Help Line number for customer service calls that permits access to Wyndgate's technical resources directly during the working day and on a paged call-back basis at all other times.

     CONSULTING SERVICES. Consulting services are provided to customers who request special features, assistance with system configurations, database consulting, systems management, networking or additional capabilities beyond those readily available in SAFETRACE(R). Wyndgate also performs special applications development projects under certain development agreements. The Company has been contracted to provide consulting services by some of its SAFETRACE(R) customers.

PRODUCT DEVELOPMENT

     SAFETRACE TX(TM) - TRANSFUSION MANAGEMENT INFORMATION SYSTEM.
Wyndgate has completed the initial development of SAFETRACE TX(TM), a transfusion management information system that is designed to be used by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. SAFETRACE TX(TM) is expected to provide electronic cross-matching capabilities to help insure blood compatibility with patient-recipients and will track, inventory, bill and document all activities with blood products from the time blood products are received in inventory to the time the blood products are used or returned to blood centers. Management expects SAFETRACE TX(TM) will complement SAFETRACE(R) as the combined SAFETRACE TX(TM) and SAFETRACE(R) software system will be able to integrate hospitals with blood centers. SAFETRACE TX(TM) entered beta testing on April 6, 1998. Upon completion of beta testing, a 510(k) submission of SAFETRACE TX(TM) will be made to the FDA.

Therefore, SAFETRACE TX(TM) may not be able to be marketed by the Company in the United States until FDA 510(k) clearance is received; however, during the FDA's review of SAFETRACE TX(TM), management believes SAFETRACE TX(TM) could be marketed internationally. There can be no assurance as to the length of time required for the FDA to review a 510(k) submission made by the Company for SAFETRACE TX(TM), or that the Company will ultimately receive a clearance letter relating to SAFETRACE TX(TM).

DEVELOPMENT AGREEMENTS

     Pursuant to a development agreement between Wyndgate and the Royalty Group, Wyndgate developed SAFETRACE(R) and must make royalty payments to the Royalty Group based on a percentage of Wyndgate's SAFETRACE(R) license sales, measured by cash received from SAFETRACE(R) licensees, net of certain fees and charges. The time period under the royalty schedule is based upon the first date of SAFETRACE(R) license invoicing, which was September 14, 1995. The royalty payment schedule is as follows:

          Date                                    Royalty Percentage
          ----                                    ------------------

          September 1995 to September 1997                12%
          September 1997 to September 1998                 9%
          September 1998 to September 1999                 6%
          After September 1999                             3%

     Pursuant to a Development Agreement ("Development Agreement") dated
July 1996, between the Company and The Institute for Transfusion Medicine ("ITxM"), the Company agreed to develop and has completed the initial development of Commercial Centralized Transfusion System Software ("Commercial CTS Software"), which is Wyndgate's SAFETRACE TX(TM) software product. The Development Agreement required that the Commercial CTS Software be completed by December 16, 1997. If not timely completed, the Company would be subject to monetary penalties. The Development Agreement provided for a royalty payment to ITxM for revenues received from the sale of the Commercial CTS Software, net of certain fees and charges. The royalty period starts with the first commercial transfer for value of the Commercial CTS Software. The royalty that would be paid is as follows:

                             Percentage of              Percentage of
                              License Fee               License Fee
                        if ITxM Initiates Sale    if Company Initiates Sale
                        ----------------------    -------------------------

          1 Year                     10%                       5%

          2 Year                     10%                       5%

          3 Year                      6%                       3%

          4 Year                      6%                       3%

          5 Year                      4%                       2%

                             Percentage of              Percentage of
                              License Fee               License Fee
                        if ITxM Initiates Sale    if Company Initiates Sale
                        ----------------------    -------------------------

          6 Year                      4%                       2%

          7 Year                      4%                       2%

          8 Year                      4%                       2%

          9 Year                      4%                       2%

          Thereafter                  2%                       1%

     The Development Agreement further granted ITxM a non-exclusive, perpetual and fully-paid license to operate SAFETRACE TX(TM) for internal use, which includes companies which ITxM controls as defined in the Development Agreement and companies which ITxM has the ability to cause the direction of management, whether through ownership of voting securities, by contract or otherwise.

     In January 1998, the Company and ITxM agreed (the "January 1998 Agreement") that the Company would not be required to pay monetary penalties in the approximate amount of $485,000 to ITxM, which were incurred as a result of delays in development of SAFETRACE TX(TM), in consideration of the Company providing to ITxM additional maintenance services and product upgrades and substitute liquidated damage provisions for delays. The first of such revised dates and liquidated damage provisions was April 3, 1998, by which the Company was to initiate beta testing of SAFETRACE TX(TM) or pay $500 per day. SAFETRACE TX(TM) was delivered to ITxM for beta testing on April 6, 1998, which was within the grace period provided for in the January 1998 Agreement. Pursuant to the January 1998 Agreement, beta testing of SAFETRACE TX(TM) is to be completed by July 17, 1998, or the Company will face liquidated damages of $1,000 per day. While management believes that beta testing can be completed as currently scheduled, there can be no assurance that beta testing will be completed by July 17, 1998, as required by the January 1998 Agreement.

     The Company and ITxM have recently commenced negotiations relating to eliminating the liquidated damage provisions. In addition, the Company is seeking to renegotiate certain provisions of the Development Agreement relating to potential limitations on the Company's ability to distribute the Company's products, including SAFETRACE TX(TM), within the blood transfusion industry and ITxM's ability to use the SAFETRACE TX(TM) software product pursuant to the non-exclusive, perpetual license granted to ITxM in the Development Agreement. There can be no assurance that the parties will reach agreement as to any modifications of the Development Agreement.

CUSTOMERS

     Wyndgate currently has SAFETRACE(R) contracts with the following blood centers, which are in various stages of implementation:

*    Belle Bonfils Memorial Blood Center, Denver, CO(1)
*    Blood Bank of San Bernardino and Riverside Counties, San Bernardino,
     CA(1)
*    Blood Bank of the Redwoods, Santa Rosa, CA(1)
*    Coffee Memorial Blood Center, Albuquerque, NM
*    Community Blood Bank of Erie County, Erie, PA(1)
*    Community Blood Bank of Lancaster County Medical Society, Lincoln, NE
*    Community Blood Center of Appleton, Appleton, WI
*    Gulf Coast Regional Blood Center, Houston, TX
*    Institute For Transfusion Medicine, Pittsburgh, PA
*    Irwin Memorial Blood Center, San Francisco, CA(2)
*    Lifeblood/Mid-South Regional Blood Center, Memphis, TN
*    Peninsula Blood Bank, Inc., Burlingame, CA(2)
*    Rhode Island Blood Center, Providence, Rhode Island
*    Sacramento Medical Foundation Blood Center, Sacramento, CA(1)
*    Samuel W. Miller Memorial Blood Center, Bethlehem, PA(1)
*    San Diego Blood Bank, San Diego, CA
*    Siouxland Community Blood Bank, Sioux City, IA(1)
*    Stanford Medical School Blood Center, Palo Alto, CA(1)
*    The Blood Center of Central Iowa, Des Moines, IA
*    The Blood Center for Southeast Louisiana, New Orleans, LA(1)
*    Tri-Counties Blood Bank, Santa Barbara, CA(1) (3)
*    The Memorial Blood Centers of Minnesota, Inc., Minneapolis, MN(1)
*    Oklahoma Blood Institute, Oklahoma City, OK(3)
*    South Texas Blood and Tissue Center, San Antonio, TX
*    Stewart Regional Blood Center, Tyler, TX
*    University of Cincinnati, Cincinnati, OH
----------------------
(1)  Implemented and operational.
(2)  Merged to form Blood Centers of the Pacific, San Francisco, CA.
(3)  Managed and/or owned by Haemonetics Corporation.  See below.

See SERVICES, above, for a description of a typical license agreement.

     Based upon its installation experience, management now estimates that SAFETRACE(R) implementations will take approximately 16 months from the date of delivery of the software to the customer depending on the blood center's size and complexity of the blood center's standard operations procedures.

     On February 13, 1997, Wyndgate entered into a multi-million dollar, 10-year contract with Haemonetics Corporation ("Haemonetics"), a New York Stock Exchange listed company located in Braintree, Massachusetts. Licensing and other fees are payable by Haemonetics over the life of the contract. Under the contract, Wyndgate will provide the use of SAFETRACE(R) to Haemonetics for its entry into the service side of blood banking in multiple locations, including two of the blood centers listed above which were previously contracted by Wyndgate. Haemonetics has traditionally provided blood separation products to blood banks and hospitals domestically and internationally.

     The potential customers for Wyndgate's SAFETRACE(R) and SAFETRACE TX(TM) software products include blood centers, hospitals, out-patient centers, centralized transfusion services, blood bank industry data centers and stand alone transfusion sites. Blood centers are able to use SAFETRACE(R) to assist in the management of their business and comply with FDA regulations to help insure the safety of the blood supply.
SAFETRACE(R) allows blood centers to enter FDA guidelines, consistent with their standard operating procedures into tables which then provide system control over the manufacturing and processing of blood and blood products. In the future, the Company plans to begin marketing SAFETRACE TX(TM).

     The potential market for Wyndgate's SAFETRACE TX(TM) software product includes all acute care hospitals, centralized transfusion services , alternate transfusion sites and other entities dong business in the worldwide transfusion industry. Potential SAFETRACE TX(TM) licensees and potential re-sellers and distributors of SAFETRACE TX(TM) will most likely require extensive product demonstrations before agreeing to license SAFETRACE TX(TM). In addition, SAFETRACE TX(TM) will face severe competition from established vendors in this market. Wyndgate believes hospitals that receive blood and blood related products from blood centers using SAFETRACE(R) may find it useful to use SAFETRACE TX(TM) as their transfusion software in order to be readily compatible with blood centers using SAFETRACE(R). There can be no assurance that hospitals will desire to establish this link using Wyndgate's SAFETRACE TX(TM) software product.

AGREEMENTS WITH ORTHO DIAGNOSTIC SYSTEMS INC.

     On November 14, 1996, the Company entered into an Exclusivity and Software Development Agreement (the "Exclusivity Agreement") with Ortho Diagnostic Systems Inc. ("ODSI"), a wholly-owned subsidiary of Johnson & Johnson. The Exclusivity Agreement provides that until May 14, 1997 (the "Exclusivity Period"), ODSI had the exclusive right to negotiate with the Company with respect to the Company's activities and developments in information technology and intellectual property relating to donor and transfusion medicine (the "Technology") and that, during the Exclusivity Period, the Company would not, directly or through any intermediary, accept, encourage, solicit, entertain or otherwise discuss any acquisition of any of the Company's Common Stock, business, property or know-how, including the Technology, with any person or entity other than ODSI or an affiliate thereof and would not otherwise encumber the ability of ODSI or an affiliate thereof to enter into any arrangement with the Company concerning the Technology.

     In May 1997, the Company received communication from ODSI that it had not yet completed an internal evaluation of the Company's Technology and would not be prepared at the conclusion of the Exclusivity Period to discuss a transaction between the Company and ODSI. ODSI requested, and the Company agreed, that ODSI be permitted to continue its evaluation of the

Company's Technology, on a non-exclusive basis, with the intent of responding to the Company by July 14, 1997 regarding whether or not ODSI would propose some form of transaction with the Company. The Company and ODSI have agreed to further extensions of this non-exclusive agreement through June 30, 1998.

     The Company also agreed to perform certain software development services in consideration of the payment by ODSI of $500,000 on November
14, 1996, and $500,000 received in January 1997. If the Company and ODSI enter into a definitive agreement relating to the Technology, the Company's other assets or Common Stock, then ODSI may elect to decline the software development services and apply the payments to the Company towards any consideration payable to the Company in connection with a definitive agreement. If the parties are unable to come to terms with respect to a definitive agreement, then the Company will provide the software development services selected by ODSI and the parties will negotiate a definitive software development agreement. If ODSI has not elected to decline the Company's services and the Company fails to provide the software development services, unless ODSI has breached its obligations under the definitive agreement and is then in breach, the Company shall have been deemed to have granted ODSI a non-exclusive license (with the right to sub-license) to the Technology with a royalty rate not to exceed
4% of net sales, and the parties agreed they would negotiate a definitive license agreement. On September 17, 1997, the parties agreed to extend the time for ODSI's election with respect to the software development services until June 30, 1998. In connection with the extension to June 30, 1998, the parties agreed that ODSI has until December 31, 1998 to elect to require the Company to provide the software development services as defined in the Exclusivity Agreement.

     Pursuant to the Exclusivity Agreement, the Company granted ODSI a right of first refusal for a period of six months after the expiration of the Exclusivity Period in the event the Company proposed to effect certain transactions with respect to the Technology. In connection with the extension of the Exclusivity Agreement to September 30, 1997, ODSI relinquished its right of first refusal.

     Concurrently with executing the Exclusivity Agreement, ODSI and Michael I. Ruxin, William J. Collard, Gerald F. Willman, Jr., Lori J. Willman, Timothy J. Pellegrini and Gordon Segal (collectively, the "Shareholders") entered into a Proxy and Right of First Refusal Agreement (the "Shareholders Agreement"), dated November 14, 1996, pursuant to which each of the Shareholders granted an irrevocable proxy to ODSI to vote their shares of the Company's Common Stock upon the occurrence of certain events. The Shareholders Agreement expired November 14, 1997.

COMPETITION

     Currently, Wyndgate is aware of four primary competitors to its SAFETRACE(R) software product, including MAK from France, Information
Data Management ("IDM"), Blood Bank Computer Systems and Systec from the United States. Some of these competitors are larger and have greater resources than the Company. The Company believes it is able to compete on the basis of the capabilities of the technology currently available in SAFETRACE(R); however, the Company can provide no assurances in this regard.

DATAMED INTERNATIONAL DIVISION

     Founded in 1989, DataMed manages and markets a variety of services that are designed to assist companies with administering substance abuse testing programs.

     On August 18, 1997, the Company and National Medical Review Offices, Inc. ("NMRO") entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") which provided for the sale of DataMed to NMRO. NMRO advised the Company that it had agreed to sell DataMed to Substance Abuse Technologies, Inc. ("SAT"), a publicly held company. The sale of DataMed was approved by the Company's shareholders on December 2, 1997 and the Asset Purchase Agreement was closed with NMRO and SAT on December 15, 1997.

     NMRO paid the Company $1.2 million at the closing and purchased certain assets and assumed certain liabilities associated with DataMed at June 30, 1997. The assets include accounts receivable, accrued accounts receivable (unbilled revenue), pre-paid expenses, customer list of DataMed, customer contracts, furniture, fixtures and equipment, names, telephone numbers, trade names and copyrighted materials. Included in the obligations assumed by NMRO are accounts payable (excluding intercompany payables), certain accrued expenses not to exceed approximately $127,000, various capital lease obligations, a new lease on approximately 10,500 square feet of office space in which DataMed's operations are located, accrued payroll and vacation pay for DataMed employees and certain sales commissions. In March 1998, the Company, NMRO and SAT agreed to settle DataMed's accrued expenses, certain other provisions of the Asset Purchase Agreement and certain provisions of the Interim Management Agreement entered into between the Company and NMRO effective July 1, 1997 by payment of approximately $200,000 by the Company to SAT.

     Following the closing, SAT employed certain employees of DataMed, including Bart K. Valdez, who was the Chief Financial Officer of the Company and the Director of Operations of DataMed.

                              RISK FACTORS

     An investment in the securities of the Company involves a high degree of risk, and accordingly should be purchased only by persons who can afford to lose their entire investment. Prior to making any purchase, each prospective investor should consider very carefully the following risk factors, as well as all of the other information set forth elsewhere in this Annual Report on Form 10-KSB, including the information contained in the audited consolidated financial statements herein.

SIGNIFICANT OPERATING LOSSES; NEGATIVE NET WORTH; NET WORKING CAPITAL DEFICIT

     For the fiscal years ended December 31, 1997 and 1996, the Company incurred a net loss of approximately $7.3 million and $4.5 million, respectively. For the fiscal years ended December 31, 1997 and 1996, the Company incurred a net loss from continuing operations of approximately $7.4 million and $2.8 million, respectively. The net loss from continuing operations in 1996 of approximately $2.8 million was primarily due to increases in overall staffing and related expenses necessary to operate Wyndgate's research and development programs and the anticipated future growth of the Company. The increased net loss from continuing operations in 1997 was primarily due to a substantial decrease in SAFETRACE(R) license sales, relative increases in revenues derived from lower margin SAFETRACE(R) related implementation and customer support services, increases in sales and marketing expenses for Wyndgate's current and future software products and services, and a substantial increase in research and development expenses incurred for the software development of SAFETRACE TX(TM), which entered beta testing on April 6, 1998. At December 31, 1997, the Company had a net working capital deficit of approximately $2.6 million and cumulative net losses of approximately $15 million. There can be no assurance that the Company will be able to generate sufficient revenues to operate profitably in the future or to pay its liabilities as they become due. See ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS.

ANTICIPATED NEGATIVE CASH FLOW

     Management anticipates that the Company will continue to generate negative cash flows from operations and from investing activities until 1999 and possibly thereafter. Accordingly, the Company must obtain additional capital, substantially reduce its software development programs and/or substantially reduce its other operating expenses to enable it to continue its planned operations with available cash resources. The sale of DataMed in 1997 provided additional, but not sufficient, resources to assure the continuation of the Company's operations and its software development programs. No assurances can be given that the Company will be successful in raising additional capital or that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate financing, management will be required to substantially reduce the Company's software development programs and other operating expenses.

REVENUE FLUCTUATIONS

     The Company has experienced revenue fluctuations when SAFETRACE(R) has been delivered. SAFETRACE(R) license fees have historically been recognized as revenue upon delivery of the software if no significant vendor obligations exist as of the delivery date, and therefore are subject to delays of the delivery service and
customer delayed delivery requests.   Revenue fluctuations could also be
affected by the decision on whether or not to recognize revenues based upon the length of time the licensees take to implement SAFETRACE(R). The implementation cycle of Wyndgate's SAFETRACE(R) software product is taking longer than originally anticipated. Based on recent experience, management currently anticipates that the average implementation cycle will typically take approximately 16 months. The implementation cycles are dependent on various items, including the blood center's size and the complexity of the blood center's standard operating procedures. Further, special development projects required by customers concurrent with the licensing of the Company's software products and other significant obligations could result in revenue recognition delays. As a result, the Company's operating results could fluctuate significantly.

     In October 1997, the AICPA issued Statement of Position 97-2 ("SOP 97-2"), which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning January 1, 1998. Prior years are not required to be restated. Management's current plans to address the revenue recognition requirements of SOP 97-2 include substantial revisions to Wyndgate's current standard terms and conditions included as part of Wyndgate's SAFETRACE(R) software license agreements and establishing relationships with other business for the provision of SAFETRACE(R) implementation and other support services. There can be no assurance that management's plans to address the revenue recognition requirements of SOP 97-2 will be successfully and timely implemented, that substantial revisions to Wyndgate's existing standard terms and conditions currently included as part of Wyndgate's SAFETRACE(R) software license agreements will be accepted by potential SAFETRACE(R) licensees or that changes to Wyndgate's provision of implementation and customer support services will be accepted by potential SAFETRACE(R) licensees. Failure to effectively address the revenue recognition requirements of SOP 97-2 and future revenue recognition guidance regarding the software industry will have a material adverse affect on the Company's revenues, gross margins and operating results. As a result, future capital raising efforts may also be adversely affected.

LACK OF SIGNIFICANT OPERATING HISTORY AND DIFFICULTIES IN ANTICIPATING REVENUES, EXPENSES AND NET CASH FLOWS

     The Company has been in existence since 1989. As such, the Company is subject to many of the risks common to enterprises with a limited operating history, including potential under-capitalization, limitations with respect to personnel, financial and other resources and limited customers and revenues. Currently, eleven of the twenty-four SAFETRACE(R) licensees have SAFETRACE(R) in operation. There is no assurance that the additional thirteen SAFETRACE(R) licensees will ever become operational using SAFETRACE(R), that the Company will be able to license SAFETRACE(R) to additional customers, that the Company will be able to develop and license new products or that the Company will be successful. Additionally, the development and marketing of new software products may cause difficulties in accurately anticipating implementation and development schedules, future revenues, expenses, financial condition and net cash flows. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development and marketing of new software products and related services.

POSSIBLE COMPLETE CHANGE IN MANAGEMENT AND CONTROL

     In April 1998, the Company entered into financing arrangements with two non-affiliated companies pursuant to which, among other things, the Company's Officers, Directors and certain employees executed resignations, which are being held in escrow by the lenders. Under the loan commitment documents, the lenders have the right to cancel all management and employee contracts, and if the Company defaults on the terms of the commitments, the resignations of the Directors, Officers and employees will immediately be effective. The lenders also have the right to appoint five members to the Company's Board of Directors, which will then consist of a maximum of nine members. There can be no assurance that the lenders will not invoke their right to terminate such contracts, thus effecting an immediate change in the management and control of the Company.

POSSIBLE SUBSTANTIAL DILUTION TO CURRENT SHAREHOLDERS

     As consideration for loan commitments extended to the Company by two non-affiliated companies, the Company has agreed to issue warrants to purchase 7,000,000 shares of Common Stock, exercisable over a ten year period at $.25 per share. An additional 5,000,000 warrants, exercisable on the same terms, will be issuable in the event the Company draws down any amounts on a line of credit extended as part of the commitments. If the lenders, or either of them, exercise their warrants, the Company will issue an additional 7,000,000 to 12,000,000 shares of Common Stock. In addition, in the event the Company were to default under the terms of the loan commitments, the outstanding principal and any unpaid interest may be converted, at the option of the lenders, into approximately 70 million shares of the Company's Common Stock on the basis of one share of Common Stock for each $.05 of debt. If the lenders were to exercise their warrants, or convert any of the outstanding debt into Common Stock upon default, the ownership of the present shareholders of the Company would be significantly diluted.

INCREASED NET LOSS RELATED TO ISSUANCE OF DISCOUNTED WARRANTS AND
CONVERTIBLE DEBT

     In connection with the April 14, 1998 loan commitments, the Company has agreed to issue warrants to purchase a minimum of 7,000,000 shares at $.25 per share, which is substantially below the market price for the Company's Common Stock on that date. In the event the Company defaults on the loans, the lenders have the right to convert all of the outstanding principal and any accrued interest into shares of Common Stock at $.05 per share. Under the Securities and Exchange Commission rules and regulations regarding discounted warrants, these financings may result in a material, non-cash charge to the Company's statement of operations. Management has not completed its assessment of the amount to be charged to expense. It is likely that the resulting expense amount will substantially increase the Company's net loss for the remaining quarterly periods in 1998 and for the fiscal year ended December 31, 1998.

GOVERNMENT REGULATION

     The Company's products and services are subject to regulations adopted by governmental authorities, including the FDA, which governs blood center computer software products regulated as medical devices. Compliance with government regulations can be burdensome and may result in delays and substantial costs incurred by the Company. In addition, modifications to such regulations could materially and adversely affect the timing and cost of new products and services introduced by the Company. Failure to comply with applicable regulatory requirements can result in, among other things, operating restrictions and fines. For instance, since SAFETRACE TX(TM) requires FDA clearance prior to the marketing of such product, the time delay to market SAFETRACE TX(TM) could materially and adversely affect the Company's business, financial condition and results of operations. The Company cannot predict the effect of possible future legislation and regulation. The Company will also be required to follow applicable Good Manufacturing Practices ("GMP") regulations of the FDA, which include testing, control and documentation requirements, as well as similar requirements in other countries, including International Standards Organization ("ISO") 9001 standards. Failure to meet these requirements would preclude the Company from marketing its products on a commercial basis, and therefore would materially and adversely affect the Company's business, financial condition and results of operations.

FLUCTUATIONS IN OPERATING RESULTS

     Results of operations are expected to fluctuate substantially depending upon numerous factors, including demand for the Company's products; the timing of new software license agreements with Wyndgate customers; the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis; personnel changes; changes in Company strategy, and the level of international sales. Operating results could also be affected by the timing of the receipt of individual customer orders and other revenue fluctuation factors discussed above.

LIMITED SALES, MARKETING AND DISTRIBUTION SYSTEMS

     The Company's Wyndgate division has made limited sales of SAFETRACE(R) to date. The Company currently markets SAFETRACE(R) through a small direct sales force, both in the U.S. and internationally. Establishment of a complete sales force capable of effectively commercializing SAFETRACE(R) and SAFETRACE TX(TM), which entered beta testing on April 6, 1998, will require substantial efforts and require substantial management and financial resources. The Company also continues to evaluate various strategic business alliances, which may assist in the development of a national and international sales, marketing and distribution system. Any alliance which is developed by the Company could require substantial capital and financial resources. There can be no assurance that the Company will be able to establish such a sales capability on a timely basis, if at all. Moreover, there can be no assurance that any business alliance entered into by the Company would be successful in such commercialization efforts.

POTENTIAL DIFFICULTIES IN MANAGING BUSINESS UNDERGOING RAPID GROWTH

     The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively, both independently and as a group. Most of the Company's management team have no prior experience as senior executives of a public corporation. There can be no assurance that the management team will operate together effectively. To compete successfully against current and future competitors, to timely complete research and development projects and to develop future products, the Company believes that it must continue to expand its operations, particularly in the areas of research and development, sales and marketing and training. If the Company were to experience significant growth in the future, such growth would likely place significant strain upon the Company's management, operating and financial systems and other resources. To accommodate such growth and compete effectively, the Company must continue to implement and improve its information systems, procedures and controls, and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage its work force could materially and adversely affect the Company's business, financial condition and results of operations.

RAPIDLY CHANGING TECHNOLOGY

     The market for applications software is characterized by rapidly changing technology and by changes from mainframe to client/server computer technology, including frequent new product introductions and technological enhancements in the applications software business. During the last five years, the use of computer technology in the information management industry has expanded significantly to create intense competition. With rapidly expanding technology there can be no assurance that the Company, with its limited resources, will be able to acquire or maintain any technological advantage. The Company's success will be in large part dependent on its ability to use developing technology to its maximum advantage and to remain competitive in price and product performance. If the Company is unable to acquire or maintain a technological advantage, or if the Company fails to stay current and evolve in the applications software and information management fields, its efforts may not be successful.

ROYALTY AGREEMENTS

     Pursuant to certain royalty agreements, the Company is required to pay certain of its sales proceeds directly to outside parties. Such payments may adversely and materially affect the Company's available cash to fund future operations and the Company's future profitability.

POSSIBLE LOSS OF SOFTWARE LICENSES DUE TO FAILURE TO MEET MAINTENANCE SERVICE REQUIREMENTS

     The Wyndgate software license agreements have license terms that vary, but are typically multi-year licenses which are automatically renewable. The software licenses may be terminated by customers if Wyndgate fails to deliver various maintenance services consisting of product bug fixes, continued regulatory compliance and product updates. Generally, Wyndgate may terminate its software license agreements if customers fail to meet contractual obligations, primarily the payment of usage fees. However, there can be no assurance that the Company will be able to meet all of the maintenance services and contractual commitments required to keep the license agreements in force or that customers will continue to make usage fee payments.

POSSIBLE SHRINKAGE OF MARKET DUE TO MULTIPLE SITE CONTRACTS AND DUE TO FURTHER CONSOLIDATION WITHIN THE BLOOD BANK INDUSTRY

     Presently, the Company has one specific contract which covers multiple blood banks. The potential number of available SAFETRACE(R) licensees could be reduced if the Company were to enter into additional multiple site
contracts.   While the Company believes the license fee charged for such multi-site arrangements is comparable to the license fee which would be earned on an equivalent number of single site licenses, there can be no assurance that the Company's revenues will be equivalent to what it would have earned under single site licenses.

     To date, approximately five of Wyndgate's SAFETRACE(R) licensees have or are expected to merge to form two SAFETRACE(R) licensees. There can be no assurance that further consolidation throughout the domestic blood bank industry will not have a material adverse affect on the Company's ability to successfully and timely market its software products. Further, there can be no assurance that the existing and future consolidation throughout the blood bank industry, will not cause substantial implementation cycle delays and delays in obtaining new customer orders for Wyndgate's software products. Such delays due to consolidation within the blood bank industry may cause additional and unanticipated use of the Company's financial resources and may also have a material and adverse affect on the Company's business, financial condition and results of operations.

PENALTIES AND POTENTIAL LIMITATIONS OF MARKET SHARE DUE TO ITXM
DEVELOPMENT AGREEMENT

     The Company has a software development agreement with ITxM which provides for penalties to be paid by the Company to ITxM in the event that beta testing of SAFETRACE TX(TM) is not completed by July 17, 1998. The Agreement also contains certain potential limitations on the Company's right to market its products, including, SAFETRACE TX(TM), within the blood transfusion industry and grants ITxM the ability to use SAFETRACE TX(TM) pursuant to a non-exclusive, perpetual license. The Company and ITxM have recently commenced negotiations relating to these provisions, which the Company believes will have a material and adverse affect on its business if not satisfactorily resolved. There can be no assurance that the negotiations will result in the penalty payments being eliminated and/or the resolution of the Company's and ITxM's respective rights to market and use SAFETRACE TX(TM).

PRODUCT AND REPORTING LIABILITY

     As of the date hereof, eleven of the twenty-four SAFETRACE(R) licensees have SAFETRACE(R) in operation. Currently, the Company has product liability exposure for defects in SAFETRACE(R) which may become apparent through widespread use of SAFETRACE(R). To date, no claims have been filed against the Company involving SAFETRACE(R) and the Company is not aware of any material problems involving SAFETRACE(R). While the Company will continue to attempt to take appropriate precautions, there can be no assurance that it will completely avoid product liability exposure. The Company maintains product liability insurance on a claims made basis for SAFETRACE(R) in the aggregate of at least $4 million. There can be no assurance that such coverage will be available in the future, that it will be available at reasonable prices, or that it will be available in amounts adequate to cover any product liabilities that may be incurred by the Company.

DEPENDENCE ON MAJOR CUSTOMERS

     During the year ended December 31, 1997, two Wyndgate customers, Belle Bonfils Memorial Blood Center, Denver, Colorado and Haemonetics Corporation, Braintree, Massachusetts each accounted for approximately 10% and 33% of the Company's total revenues from continuing operations. During the year ended December 31, 1996, one Wyndgate customer, Gulf Coast Regional Blood Center, Houston, Texas, accounted for approximately 29% of the Company's total revenues from continuing operations. Accounts receivable from the above customers as of December 31, 1997 and 1996 was approximately $60,000 and $205,000, respectively. Unbilled revenues from the above customers was approximately $160,000 as of December 31, 1997. In order to attempt to reduce its credit risks, the Company generally requires substantial down payments and progress payments during SAFETRACE(R) implementations. Non-renewal or termination of the contractual arrangements with these key and other Wyndgate customers could have a material adverse effect on the Company. There can be no assurance that the Company will be able to retain these or other customers or, if Wyndgate's 24 existing customers are not retained, that the Company would be able to attract and retain new customers to replace the revenues currently generated by these customers.

     With the sale of DataMed, the Company has lost all of the revenues, accounts receivable and unbilled revenue from that division's customers, and its audited consolidated financial statements for the fiscal years ended December 31, 1997 and 1996 and related footnotes reflect DataMed as discontinued operations.

SUBSTANTIAL COMPETITION

     There is substantial competition in all aspects of the blood bank and hospital information management industry. Numerous companies are developing technologies and marketing products and services in the health care information management area. Many of these competitors have been in business longer than the Company and have substantially greater personnel and financial resources available to them than does the Company, and there can be no assurance that the Company will be able to compete with these competitors successfully.

DEPENDENCE ON DEVELOPMENT OF NEW BUSINESSES

     Through the merger with The Wyndgate Group, Ltd., the Company became engaged in the information management section of the blood bank industry. To effect its plan of operations, which includes the generation of increased revenues, the Company must expand its operations significantly beyond the historical operations of Wyndgate to other markets which require similar management information services. There is no assurance that the Company will be able to expand its business operations. The current activities of Wyndgate in the blood bank industry does not assure future business expansion, profitability or long-term and sustainable success.

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

     The Company may file additional applications for patents, copyrights, and trademarks as management deems appropriate. There can be no assurance that any patents, copyrights, or trademarks the Company may obtain will be sufficiently broad to protect the Company's products, or that applicable law will provide effective legal or injunctive remedies to stop infringement on the Company's patents (if obtained), trademarks, or copyrights. In addition, there can be no assurance that any patent, trademark, or copyright obtained by the Company will not be challenged, invalidated, or circumvented, that intellectual property rights obtained by the Company will provide competitive advantages, or that the Company's competitors will not independently develop technologies or products that are substantially equivalent or superior to those of the Company. In addition, if the Company's software products infringe upon the rights of others, the Company may be subject to suit for damages or an injunction to cease the use of such products. The Company is currently not aware of any claims or infringements of the Company's software products upon the rights of others.

NO DIVIDENDS

     The Company does not anticipate paying any cash dividends for the foreseeable future. The Company expects that future earnings, if any, will be used to finance growth.

AUTHORIZED STOCK AVAILABLE FOR ISSUANCE BY THE COMPANY

     The Company presently has 8,148,255 shares of Common Stock outstanding, out of a total of 40,000,000 shares of Common Stock, and 10,000,000 shares of Preferred Stock authorized for future issuance under the Company's Articles of Incorporation. The amount of Common Stock outstanding, however, does not include 1,456,988 shares issuable upon exercise of publicly held Class A Common Stock Purchase Warrants, 1,759,118 shares issuable upon exercise of other outstanding options and warrants 1,412,802 shares issuable but not outstanding in connection with the Company's stock option and stock compensation plans or warrants to purchase from 7,000,000 to 12,000,000 shares of Common Stock issued or issuable in connection with the Heng Fung Loan and the Fronteer Line of Credit. The remaining shares of Common Stock and Preferred Stock not issued or reserved for specific purposes may be issued without any action or approval of the Company's shareholders. As part of the Company's current capital raising efforts, the Company will likely be required, if financing is obtained, to issue or reserve additional shares of its Common Stock and/or Preferred Stock. Although there are no existing agreements involving the issuance of such shares, any such issuances could be used as a method of discouraging, delaying or preventing a change in control of the Company or could dilute the public ownership of the Company. There can be no assurance that the Company will not undertake to issue such shares if it deems it appropriate to do so.

LIMITED CAPITALIZATION

     The Company has only limited capitalization available to it. The Company anticipates it will need additional capital to pursue its intended business plan; however, the Company has received no commitment from any person for that financing, and there can be no assurance that adequate financing will be available on reasonable terms, if and when needed.

CONTROL BY OFFICERS AND DIRECTORS

     The Company's officers and directors, own approximately 33% of the outstanding Common Stock of the Company and will be able to substantially influence all matters requiring approval by the shareholders of the Company, including the election of directors. The Company does not provide for cumulative voting in the election of directors; hence, shareholders should not expect to be able to elect any directors to the Company's Board of Directors.

POSSIBLE ANTI-TAKEOVER EFFECTS OF PREFERRED STOCK, SEVERANCE PAYMENTS AND BELOW-MARKET WARRANTS

     The Board of Directors of the Company may issue shares of Preferred Stock without stockholder approval on such terms as the Board may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. In addition, certain of the Officers of the Company have employment agreements with the Company which provide for lump-sum payments to them of up to $2.5 million if the Company terminates their employment for any reason other than cause or disability. Each of these Officers have executed a release of their employment contract in favor of the Company; however, until the releases are accepted by the lenders, the employment contracts are still in effect. In addition, certain lenders have a minimum of 7,000,000 warrants to purchase Common Stock, exercisable at $.25 per share until April 14, 2008. The existence of the severance payment provisions and the large number of outstanding low-priced warrants increases the likelihood that a potential purchaser would seek to negotiate directly with the holders of the warrants and/or the Board of Directors in order to gain control of the Company or its assets rather than approaching the Company's shareholders as a group. All of the foregoing could have the effect of delaying, deferring or preventing a change in control of the Company and could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock.

POSSIBLE VOLATILITY OF PRICE OF SHARES, SHARES OF COMMON STOCK AND WARRANTS

     The prices of securities of publicly traded corporations tend to fluctuate significantly. It can be expected, therefore, that there may be significant fluctuations in the market price of the Company's Common Stock and Warrants. Although a trading market for the Company's Common Stock and Warrants currently exists, there can be no assurance that a market will be sustained. Fluctuations in trading interest and changes in the Company's Common Stock outstanding, Common Stock reserved for future issuance, operating results, financial condition and prospects could have a material adverse affect on the market prices for the Common Stock and the Warrants.

WARRANTS TO REPRESENTATIVE

     At the closing of the Company's February 1997 initial public offering, the Company sold to RAF Financial Corporation (the "Representative") and its designees, for $100, warrants to purchase up to 133,700 Units (the "Representative's Warrants"), exercisable at $11.55 per Unit. The Representative's Warrants are exercisable for a forty nine month period, which commenced January 14, 1998. The Representative will be given the opportunity to profit from a rise in the market price of the Company's Common Stock with a resulting dilution of the interest of stockholders. Furthermore, the Company granted certain registration rights with regard to the shares of Common Stock underlying the Representative's Warrants and issuable upon exercise of the Warrants included in the Representative's Warrants, and such registration could result in substantial expense to the Company.

POTENTIAL LITIGATION DUE TO THE SALE OF DATAMED

     DataMed's substance abuse testing service agreements have contract terms that vary from one to five years and, unless canceled generally ninety days prior to the end of the license term, most are automatically renewable. Generally, such contracts are not assignable. The Asset Purchase

Agreement for the sale of DataMed provides that the Company will assign all of DataMed's customer contracts to the purchaser, and if DataMed customers do not consent to the assignment, the purchaser can require the Company to terminate any non-consenting customers' contracts. The Company will not be in the substance abuse testing business in the future. While the Company does not consider it likely, it is possible, non-consenting customers could commence litigation against the Company for failure to provide substance abuse testing pursuant to such customers' contracts with DataMed.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and
Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors for such statements under such sections. The Company's forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the Company's planned marketing efforts and future economic performance of the Company. The forward-looking statements and associated risks set forth in the this Annual Report on Form 10-KSB include or relate to: (i) the ability of the Company to obtain a meaningful degree of consumer acceptance for its software products and proposed software products, (ii) the ability of the Company to market its software products and proposed software products on a national and international basis at competitive prices, (iii) the ability of the Company's software products and proposed software products to meet government regulations and standards, (iv) the ability of the Company to develop and maintain an effective national and international sales network, (v) success of the Company in forecasting demand for its software products and proposed software products, (vi) the ability of the Company to maintain pricing and thereby maintain adequate profit margins, (vii) the ability of the Company to achieve adequate intellectual property protection for the Company's software products and proposed software products and (viii) the ability of the Company and its customers to successfully and timely implement the Company's software products.

     The forward-looking statements herein are based on current expectations that involve a number of risk and uncertainties. Such forward-looking statements are based on assumptions that the Company will market and provide software products on a timely basis, that there will be no material adverse competitive or technological change in condition of the Company's business, that demand for the Company's software products will significantly increase, that the Company's Chief Executive Officer will remain employed as such by the Company, that the Company's forecasts accurately anticipate market demand and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting the Company or its suppliers. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the "Risk Factors" section of this Annual Report on Form 10-

KSB, there are a number of other risks inherent in the Company's business and operations which could cause the Company's operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Growth in absolute and relative amounts of cost of sales, research and development, sales and marketing and other operating expenses or the occurrence of other events could cause actual results to vary materially from the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its marketing, capital investment and other expenditures, may also materially and adversely affect the Company's liquidity, financial position and results of operations. In light of significant uncertainties inherent in the forward-looking information included in this Annual Report on Form 10-KSB, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives or plans will be achieved.

ITEM 2.  DESCRIPTION OF PROPERTY.
--------------------------------

     The Company currently occupies two primary locations. The Company occupies approximately 3,439 square feet of office space in Lakewood, Colorado pursuant to a lease that expires on December 31, 2000. The Company also leases approximately 22,000 square feet of office space in Sacramento, California for its Wyndgate division pursuant to a lease that expires on September 7, 2002. The Company also has employees located in Iowa, Utah and Texas. No office leases are required at those locations because the employees work out of their homes. During the year ended December 31, 1997, office lease expenses were approximately $325,000.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

     The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     The Annual Meeting of the Company's shareholders was held on December
2, 1997.   Proxies for the meeting were solicited pursuant to Section 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to Management's nominees for Director.

     The following matters were submitted to and approved by the Company's shareholders:

     1. A proposal to amend the Articles of Incorporation to divide the Board of Directors into three Classes, each of which, after an interim arrangement, will serve for staggered three year terms.

          For                 Against             Not Voted
          ---                 -------             ---------

          5,162,698           44,436              2,097,157

     2. The election of four (4) directors to serve until the Annual Meeting of Shareholders in the year indicated and until their successors have been elected and qualified.

                                        For                 Withhold
                                        ---                 --------

     Michael I. Ruxin  (2000)           7,249,691           54,600
     William  J. Collard  (2000)        7,241,691           62,600
     Gerald F. Willman, Jr.  (1999)     7,249,691           54,600
     Gordon Segal  (1998)               7,249,691           54,600

     3.   A proposal to approve the sale of the Company's DataMed
International division to National Medical Review Offices, Inc. for $1.2 million, the assumption of certain liabilities and other conditions.

          For                 Against             Not Voted
          ---                 -------             ---------

          5,261,433           25,050              2,017,808

     4. To increase the number of available shares under the Company's Second Amended and Restated Stock Option Plan for employees, officers, directors and consultants of the Company and to ratify and approve the actions of the Board of Directors of the Company authorizing amendments to the Company's Second Amended & Restated Stock Option Plan.

          For                 Against             Not Voted
          ---                 -------             ---------

          5,034,918           103,205             2,166,168

                                 PART II

ITEM 5.   MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED
-------------------------------------------------------------------
SECURITY HOLDER MATTERS.
-----------------------

MARKET INFORMATION

     The Units sold by the Company in its initial public offering, each of which consisted of two shares of Common Stock and one Warrant, commenced trading on the Nasdaq Small-Cap Market on February 12, 1997. On March 13, 1997, the Common Stock and Warrants included in the Units began to trade separately and the Units ceased to trade. On February 9, 1998, the Company's Common Stock and Warrants were delisted from the Nasdaq Small-Cap Market, and commenced trading on the Bulletin Board.

     The following table sets forth the high and low bid prices for the Company's Common Stock since the Common Stock commenced trading on March 13, 1997. The quotations reflect inter-dealer prices, with retail mark-up, mark-down or commissions, and may not represent actual transactions. The information presented has been derived from the National Quotation Bureau, Inc. Library.


     1997 Fiscal Year                             High Bid       Low Bid
     ----------------                             --------       -------
     First Quarter (from March 13) . . . . . . . . $3.875         $3.00

     Second Quarter  . . . . . . . . . . . . . . . $3.00          $2.75

     Third Quarter . . . . . . . . . . . . . . . . $2.9375        $1.8125

     Fourth Quarter. . . . . . . . . . . . . . . . $3.0625        $2.125

     1998 Fiscal Year
     ----------------

     First Quarter (through April 13). . . . . . . $2.00          $0.78125

     On April 13, 1998, the last reported bid and asked prices for the Common Stock were $1.03125 and $1.15625, respectively, and the last reported bid and asked prices for the Class A Common Stock Purchase Warrants were $.24 and $.375, respectively.

HOLDERS

     As of April 13, 1998, the Company had approximately 134 holders of record of the Company's Common Stock.

DIVIDENDS

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
-------------------------------------------------------------------

GENERAL

     Global Med Technologies, Inc. (the "Company"), through its one operating division Wyndgate Technologies ("Wyndgate"), designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. Revenues for Wyndgate are derived from the licensing of software, the provision of consulting and other value-added support services and the re-sale of hardware and software obtained from vendors. On December 15, 1997, the Company sold its DataMed International division ("DataMed") which is in the business of substance abuse testing management services. The audited financial statements and related footnotes herein reflect DataMed as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 ("APB 30").

     On April 14, 1998, the Company entered into two debt financing agreements which provided the Company up to $3 million in gross proceeds in exchange for up to 12 million warrants convertible into Common Stock at $0.25 per share. Should the Company not repay the financing proceeds and accrued interest thereon on or before April 15, 1999, the convertible financing proceeds, including interest thereon, are convertible into approximately 70 million shares of Common Stock at $0.05 per share.
See "ITEM 1. DESCRIPTION OF BUSINESS - FINANCING AGREEMENTS" above for a further discussion of these agreements.

     The Company completed its initial public offering of securities in the first quarter of 1997, from which it received net proceeds of approximately $8.2 million from the sale of 1,456,988 Units, each of which consisted of two shares of Common Stock and one Class A Common Stock Purchase Warrant (the "February 1997 public offering"). Through December 31, 1997, the Company has used approximately $7.69 million of the net proceeds from the February 1997 public offering. The use of proceeds to date have been principally expended to repay short-term debt, notes payable, accounts payable and other accrued expenses; to fund Wyndgate's research and development of a transfusion managements information software product ("SAFETRACE TX(TM)"); to fund Wyndgate's sales and marketing efforts, as well as for general working capital purposes. Due to delays in software license fee revenues and delays in the implementation cycles discussed below as part of Liquidity and Capital Resources, the Company's use of the net proceeds from the February 1997 public offering for research and development and for general working capital purposes has been, and is expected to continue to be, greater than originally anticipated.

     From inception to December 31, 1997, the Company incurred cumulative net losses of approximately $15 million. The Company expects to continue to incur losses until 1999, and possibly thereafter, until its existing SAFETRACE(R) software product is fully implemented and fully operational within the Company's customers information system environments and until SAFETRACE TX(TM) is established in its markets. The timing and amounts of the Company's expenditures will depend upon a number of factors, including the progress of the Company's research and development processes, the status and timing of regulatory approval, the timing of market acceptance of the Company's products, the level of support needed by the Company's customers to implement the software products they license from Wyndgate, and the efforts required to develop the Company's sales and marketing organization.

     Management's Discussion and Analysis or Plan of Operations contains certain forward-looking statements as more fully described as part of Risk Factors.

     The results of operations and cash flows for the year ended December 31, 1997 are not necessarily indicative of the results of operations and cash flows that may be expected during 1998 or for any other year.

YEAR ENDED DECEMBER 31, 1997 ("FISCAL 1997) AS COMPARED TO YEAR ENDED DECEMBER 31, 1996 ("FISCAL 1996")

RESULTS OF OPERATIONS

     REVENUES. Revenues are comprised of software sales and consulting revenues, and the re-sale of hardware and software obtained from vendors.

     Revenues from software sales and consulting decreased by $1.4 million, or 39%, to $2.2 million for Fiscal 1997 compared to $3.6 million for Fiscal 1996. This decrease in software sales and consulting revenue is primarily the result of substantially reduced sales and related deliveries of Wyndgate's SAFETRACE(R) software product, which were partially due to the delays in software license fee revenue previously expected from certain large internationally based hospitals and blood centers (See LIQUIDITY AND CAPITAL RESOURCES and RISK FACTORS - REVENUE FLUCTUATIONS for a further discussion of these delays).

     Revenues from the re-sale of hardware and software, obtained from vendors decreased by $631,000, or 68%, to $297,000 for Fiscal 1997 compared to $928,000 for Fiscal 1996. This decrease was primarily due to decreases in the average price per order and in the number of Wyndgate customers which ordered third party hardware and software through Wyndgate.

     The Company's sales and marketing efforts and its software development programs will continue to be focused on current and future Wyndgate software products and services. If future sales of Wyndgate's SAFETRACE(R) licenses are less than management anticipates; if future sales of Wyndgate's SAFETRACE(R) licenses require Wyndgate to complete significant customization upon delivery; if there are further delays in the currently anticipated implementation schedules for Wyndgate's existing SAFETRACE(R) customers; if there are delays in the currently anticipated beta testing schedule, regulatory clearance timing and market acceptance for SAFETRACE TX(TM) which is currently in beta testing, the Company's revenues, gross margins, and liquidity may be materially and adversely affected.

     COST OF REVENUE. Cost of revenue as a percentage of total revenues was 64% and 41% for Fiscal 1997 and Fiscal 1996, respectively.

     Cost of software sales and consulting as a percentage of the related revenue was 62% and 26% for Fiscal 1997 and Fiscal 1996, respectively.
This increase was primarily a result of decreased sales of Wyndgate's SAFETRACE(R) software product licenses which are typically priced at higher profit margins than revenues from consulting and implementation related services. Additionally, relative increases in personnel and related benefit and travel expenses incurred during Fiscal 1997 for the high number of SAFETRACE(R) implementations, customer training and customer support services also contributed to the increase in the cost of software sales and consulting.

     Cost of hardware and software, obtained from vendors as a percentage of the related revenue was 75% and 102% for Fiscal 1997 and Fiscal 1996, respectively. Typically, revenues from the re-sale of hardware and software, obtained from vendors are priced at lower profit margins than revenues from software sales and consulting.

     GROSS PROFIT. Gross profit as a percentage of total revenue was 36% and 59% for Fiscal 1997 and Fiscal 1996, respectively. This decrease in gross profit was primarily a result of the decreased sales of the higher margin SAFETRACE(R) software products discussed above. Additionally, relative increases in revenues derived from the provision of lower margin consulting, implementation and customer support services also contributed to the decrease in gross profit experienced by the Company during Fiscal 1997.

     PAYROLL AND OTHER. Payroll and other decreased $37,000, or 2%, to $1.487 million for Fiscal 1997 compared to $1.524 million for Fiscal 1996. The decrease in payroll and other was primarily due to decreased administrative and other management personnel expenses as a result of less administrative and management personnel deemed necessary by management for the Company's remaining Wyndgate operations. During 1998, management does not anticipate substantial increases in the number of administrative and management personnel.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $236,000, or 27%, to $1.115 million for Fiscal 1997 compared to
$879,000 for Fiscal 1996.   The increase in general and administrative
expenses was attributable primarily to expenses of approximately $136,000 related to grants of certain stock options and increases in expenses for outside contract services, various insurance related items, leased office space and other general and administrative activities which were related to the increase in the number of Wyndgate employees. During 1998, management does not anticipate substantial increases in the Company's general and administrative expenses.

     SALES AND MARKETING. Sales and marketing expenses were $1.458 million and $948,000 for Fiscal 1997 and Fiscal 1996, respectively, an increase of $510,000, or 54%, compared Fiscal 1996. The increase in sales and marketing expenses was primarily due to expenses of approximately $301,000 related to grants of certain stock options to a business advisory enterprise and to others involved in corporate marketing efforts for the Company. Management anticipates there will be additional increases in sales and marketing efforts if the Company is successful in timely completing the SAFETRACE TX(TM) beta testing and timely submitting for and receiving FDA 510(k) clearance for SAFETRACE TX(TM) during the next eighteen months.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased $2.2 million, or 144%, from Fiscal 1996 to Fiscal 1997. The increase in research and development expenses was primarily due to an increase in the number of employees and contracted developers assigned to the development of Wyndgate's SAFETRACE TX(TM) transfusion management information system software product. Additionally, the Company incurred $485,000 in research development expenses in Fiscal 1997 in connection with a January 1998 agreement between the Company and The Institute for Transfusion Medicine ("ITxM") regarding the Company's payment avoidance of certain monetary penalties as a result of anticipated SAFETRACE TX(TM) development delays. Management anticipates research and development expenses to continue to be a substantial portion of the Company's operating expenses. Management's plans for Wyndgate's future software products and services require continual research and development expenditures in order to continue to capitalize on Wyndgate's existing technological base and its existing software development talent.

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts increased $81,000, or 426%, from Fiscal 1996 to Fiscal 1997. Management believes it prudent to reserve for the potential uncollectability of certain accounts receivable due from Wyndgate's SAFETRACE(R) customers. Management does not anticipate significant increases in the provision for doubtful accounts during 1998 as management believes that its accounts receivable collection efforts and SAFETRACE(R) implementation efforts will improve the collectability of accounts receivable and unbilled revenues.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $247,000, or 152%, from Fiscal 1996 to Fiscal 1997. The increase in depreciation and amortization expense is due to the increases in purchased fixed assets and due to the increases in fixed assets underlying new capital lease financing obtained during Fiscal 1997.

     INTEREST INCOME. Interest income increased $143,000 from Fiscal 1996 to Fiscal 1997. This increase was primarily due to interest income derived from the net proceeds of the February 1997 public offering.

     INTEREST EXPENSE.  Interest expense decreased $123,000 from Fiscal
1996 to Fiscal 1997.   This decrease was primarily due to the repayment of
approximately $1.9 million in short term debt and notes payable from the net proceeds of the February 1997 public offering, which was partially offset by an increase in interest expense on capital lease obligations.

     OTHER. Other expenses decreased $169,000 from Fiscal 1996 to Fiscal 1997. This decrease was primarily due to Fiscal 1996 expenses of $250,000 incurred in connection with the Company's allowance for a $250,000 note receivable, which was partially offset by $79,000 of expenses incurred during the first quarter of 1997 in conjunction with the issuance and registration of warrants to two unrelated investors who provided the Company with approximately $450,000 through the January 1997 issuance of certain 12% notes. The 12% notes plus accrued interest thereon were repaid in full from a portion of the net proceeds from the February 1997 public offering.

     LOSS FROM CONTINUING OPERATIONS. The Company's loss from continuing operations during Fiscal 1997 as compared to Fiscal 1996 increased $4.6 million. The increased loss experienced during Fiscal 1997 was primarily attributable to a substantial decrease in sales and related deliveries of SAFETRACE(R), relative increases in revenue derived from the provision of lower margin services, increased research and development expenses incurred for SAFETRACE TX(TM) development, and increased sales and marketing expenses. During the first quarter of 1998, management began the implementation of a cost reduction program which, it is anticipated, will assist in management's efforts to reduce the Company's operating expenses. However, there can be no assurance that management's cost reduction program will be successful.

     LOSS FROM DISCONTINUED OPERATIONS AND GAIN ON SALE OF DISCONTINUED OPERATIONS. The Company's loss from discontinued operations during Fiscal
1997 as compared to Fiscal 1996 decreased $801,000. The decreased loss from discontinued operations experienced during Fiscal 1997 was primarily attributable to a interim management agreement which was entered into between the Company and National Medical Review Offices, Inc. ("NMRO"). This interim management agreement transferred direction and control of the business and operations of DataMed to NMRO effective July 1, 1997 and was terminated upon the December 15, 1997 sale of DataMed. In connection with the sale of DataMed, the Company reported an approximate $1 million gain as a result of this transaction.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $2.37 million at December 31, 1997, none of which is restricted. During Fiscal 1997, management became aware of delays in future software license fee revenues previously expected from certain large internationally based blood centers and hospital organizations. During Fiscal 1997, management became aware of certain SAFETRACE(R) implementation delays. Currently and based on Wyndgate's implementation schedules for SAFETRACE(R) customers which are not yet operational using SAFETRACE(R), management expects the average implementation cycle to take approximately 16 months from date of delivery of SAFETRACE(R) to customers. During fourth quarter of 1997, management became aware of SAFETRACE TX(TM) development delays. Through December 31, 1997, these delays caused a greater use of liquidity and capital resources than originally anticipated. Based on this information and in light of the Company's current cash and projected cash flow, management believes the Company has the financial resources to maintain its planned level of operations for the next twelve months, although the Company anticipates that it will continue to incur operating losses, negative cash flows and capital expenditures during that period.

     To the extent that the net proceeds generated by the April 14, 1998 financing agreements are insufficient to fund the Company's liquidity and capital requirements in the short or long term, the Company may need to raise additional capital through debt financings or through public or private equity financings. The Company has no commitment for any such financings, and there can be no assurance that any additional financing will be available when needed, on reasonable terms, or at all. Management anticipates that the net proceeds from the April 14, 1998 financing agreements will be used to fund the Company's anticipated research and development costs, sales and marketing efforts, negative cash flows during the remainder of 1998 and for general working capital purposes.

     The Company has historically financed its negative cash flows through various forms of short-term debt financings, a number of equity private placements and through the February 1997 public offering.

     The Company had net working capital deficits of $2.6 million and $4 million at December 31, 1997 and 1996, respectively. Excluding the net liabilities of the discontinued operations, the Company had net working capital deficits of $1.95 million and $2.9 million at December 31, 1997 and 1996, respectively. The decrease in the Company's net working capital deficit during Fiscal 1997 was primarily due to the completion of the February 1997 public offering which generated approximately $8.2 million in net proceeds, consummation of the sale of DataMed which yielded gross proceeds of $1.2 million and which yielded net proceeds of approximately $775,000 through April 15, 1998, offset by the Company's negative cash flows and net losses incurred during the period. To date, the net proceeds from the February 1997 public offering have principally been expended to repay short term debt, notes payable, accounts payable and other accrued expenses, to fund Wyndgate's research and development and sales and marketing efforts and for general working capital purposes.

     The Company used $5.3 million in net cash for operating activities during Fiscal 1997, compared to $2.7 million of net cash used for operating activities during Fiscal 1996. These amounts include $1.3 million of net cash used by discontinued operations during Fiscal 1997 and $1 million of net cash used by discontinued operations during Fiscal 1996. The cash used in continuing operations of $4 million during Fiscal 1997 consisted primarily of the net loss from continuing operations of $7.4 million; the non-cash gain on the sale of DataMed of $1 million; net changes in other assets and various current liabilities; offset by depreciation and amortization and other non-cash expenses related to the issuance of common stock, options and warrants; net decreases in accounts receivable and unbilled revenue and a $1.4 million increase in deferred revenue. Management expects that the Company will continue to experience negative cash flows from operating activities until 1999 when, it is anticipated, Wyndgate's SAFETRACE(R) software will become operational at an increasing number of current and future SAFETRACE(R) customer locations and Wyndgate's SAFETRACE TX(TM) software product will be established in its markets. As a result, the Company may be required to obtain additional capital beyond its current capital raising efforts.

     Net cash provided by investing activities was $161,000 during Fiscal 1997. Net cash used by investing activities was $242,000 during Fiscal 1996. Net cash provided by investing activities during Fiscal 1997 consisted of $ 1 million in net proceeds through December 31, 1997 related to the sale of DataMed, off-set by capital expenditures of $781,000 for continued operations and $58,000 of capital expenditures for discontinued operations.

     Net cash provided by financing activities was $7 million and $2.96 million during Fiscal 1997 and Fiscal 1996, respectively. These amounts include capital lease principal payments for discontinued operations of $107,000 and $223,000 during Fiscal 1997 and Fiscal 1996, respectively. During Fiscal 1997, the Company completed its February 1997 public offering and received approximately $8.2 million in net proceed and also received other proceeds from certain exercises of stock options. The Company used a portion of these net proceeds to repay approximately $1.9 million in short term debt and notes payable, and also to pay certain offering and distribution costs related to the February 1997 public offering. In addition, the Company paid $207,000 in principal payments on capital lease obligations for continuing operations during Fiscal 1997.

     The implementation cycle of Wyndgate's SAFETRACE(R) software is running longer than originally anticipated. Based on recent experience, management now anticipates that the average implementation cycle will typically take an average of approximately 16 months. The implementation cycles are dependent on various items including the clients' size and the complexity of the clients' standard operating procedures. Eleven of the current twenty-four SAFETRACE(R) clients are implemented and operational using SAFETRACE(R). The results of the implementation cycle delays have and are expected to continue to delay future SAFETRACE(R) maintenance revenues previously expected from the provision of customer support services, future progress payments from clients as defined in the SAFETRACE(R) license agreements, the previously anticipated increase in future software license fee revenue from further sales of SAFETRACE(R), and cause a greater use of liquidity and capital resources than originally anticipated. Correspondingly, the implementation delays have created billing and collection delays. Management recognizes the significant impact accounts receivable, accounts receivable turnover trends and unbilled revenues have on the Company's liquidity and working capital and is continuing to attempt to reduce the implementation cycles for Wyndgate's SAFETRACE(R) software.

     The Company incurred a net loss of approximately $7.3 million during Fiscal 1997. The Company expects to continue to incur net losses until 1999, and possibly thereafter, until its software products are better established in their respective markets. There can be no assurance that the Company can generate sufficient revenues, earnings and cash collections from software sales to satisfy its working capital requirements. The Company's working capital requirements will depend on numerous factors, including progress of the beta testing of SAFETRACE TX(TM), the development of other new software products, as well as new applications for its present core products, which include both SAFETRACE(R) and SAFETRACE TX(TM).
Additionally, the Company's working capital requirements may depend upon its success in timely obtaining a FDA 510K clearance letter for its SAFETRACE TX(TM) software product. Failure to receive such clearance letter may require the Company to seek additional financing beyond the financing commitments it obtained on April 14, 1998. The Company may seek financing to meet its working capital requirements through strategic alliances within the Company's industry, through collaborative arrangements with other suppliers to the Company's customers and/or through raising additional capital through private placements of its Common or Preferred Stock. There can be no assurance, however, that additional funds, if required, will be available from sources historically available to the Company or from other sources on favorable terms, if at all. If the Company is unable to obtain adequate financing when and if such financing is required, management will be required to substantially reduce the Company's software development programs and other operating expenses. If the Company is successful in raising additional funds through the sale of additional equity securities, such a change in capitalization could also further increase the number of shares of Common Stock outstanding, thus diluting ownership of the then current shareholders in the Company.

EFFECT OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

     The Company has not experienced material unfavorable effects on its results of operations, cash flows or financial position due to foreign currency exchange fluctuations or due to domestic inflation. As the Company plans to market Wyndgate's products and services internationally, the effect of inflation and foreign currency exchange fluctuations could have a material adverse affect on the Company's future liquidity, cash flows, financial position and results of operations.

USE OF PROCEEDS

     In February 1997, the Company completed an initial public offering of securities, from which it received net proceeds of approximately $8.2 million from the sale of 1,456,988 Units (the "February 1997 Public Offering). Each Unit consisted of two shares of Common Stock and one Class A Common Stock Purchase Warrant. On March 13, 1997, the Common Stock and the Warrants began trading separately.

     Through December 31, 1997, the Company has used a total of approximately $7.69 million of the net proceeds from the February 1997 public offering. The net proceeds to the Company from the February 1997 public offering of approximately $8.2 million have been applied as follows: approximately $2.7 million for research and development costs, including approximately $481,000 in capital expenditures, incurred primarily for the development of Wyndgate's SAFETRACE TX(TM) software, which is currently in beta testing; $860,000 for sales and marketing expenses incurred for sales and marketing for Wyndgate's software products and services; approximately $300,000 of other capital expenditures for general operating purposes related to the increased number of employees assigned to customer support, customer implementations, customer training and general operating purposes for Wyndgate; approximately $ 1.874 million for the principal repayment of certain short-term debt, approximately $181,000 of which was paid, under the same terms and conditions as nonaffilates, to certain significant owners, directors, officers and other related parties of the Company, who held 10% notes; approximately $536,000 for general working capital requirements for the Company's continuing operations; and approximately $1.42 million for the Company's DataMed International division, which is reflected as discontinued operations in accordance with APB 30 in the consolidated audited financial statements herein.

     The remaining net proceeds of approximately $510,000 have been invested in short-term investment grade money market instruments.

YEAR 2000 COMPLIANCE

     Based upon information currently available, management does not anticipate that the Company will incur substantial costs to update its computer software programs and applications to be "Year 2000" compliant. The "Year 2000" problem which is common to most corporations concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. Management has completed a Year 2000 compliance review of SAFETRACE(R); SAFETRACE TX(TM), which is currently in beta testing; other Wyndgate developed software and the Company's internal systems. As a result, management has developed a plan to address the Company's Year 2000 compliance issues and is in the process of modifying and identifying actions to address affected systems in time to minimize any detrimental effects on sales of Wyndgate's software products and on the Company's operations. Management anticipates that the costs to insure its software products developed for sale and that the Company's internal systems are Year 2000 compliant will not be material to the Company's results of operations, liquidity, or financial position.

     In addition, the Company relies on third party providers for some of its internal systems support. To the extent that the Company will be relying on outside software vendors, Year 2000 compliance matters will not be entirely within the Company's direct control. In addition, the Company has relationships with vendors, customers and other third parties that rely on computer software that may not be Year 2000 compliant. There can be no assurance that Year 2000 compliance failures by such third parties will not have a material adverse effect on the Company or that the Company will be successful in its own Year 2000 Compliance efforts.

ITEM 7.  FINANCIAL STATEMENTS.
-----------------------------

     The Company's audited consolidated financial statements follow the signature page of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

     None.

                                PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
-------------------------------------------------

IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

     The following sets forth certain information with respect to the officers and directors of the Company.


Name                     Age   Position
----                     ---   --------
Michael I. Ruxin         52    Chairman of the Board, Chief Executive
                               Officer and a Director since 1989

Thomas F. Marcinek       44    President and Chief Operating Officer since
                               April 1998

William J. Collard       56    Secretary, Treasurer, Director since 1995
                               and Wyndgate President

Gerald F. Willman, Jr.   40    Chief Financial Officer since April 1998,
                               Director since 1995 and Wyndgate Vice-President

Gordon E. Segal, M.D.    46    Director since 1997

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

     THOMAS F. MARCINEK was elected as President and Chief Operating Officer upon Mr. Joseph F. Dudziak's retirement in March 1998. From 1994 until joining the Company, he was the President and owner of Prax Information Systems, Wantagh, New York, a practice management software consulting company. From 1990-1994, he was the President of the Data Technologies Group, a division of Henry Schein, Inc., Melville, New York. From 1985-1990, he was the Vice President of MIS for that same company.

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

     GERALD F. WILLMAN, JR. has been a director of the Company and the Vice President of the Wyndgate division since May 1995 and Chief Financial Officer since April 1998. Mr. Willman was director and then a Vice President of The Wyndgate Group, Ltd., from 1984 to 1995 and was responsible for the overall design and development of the products developed by The Wyndgate Group, Ltd., including research of new technologies. Prior to his employment at The Wyndgate Group, Ltd., he was employed as a development team leader at Systems Research, Inc. Mr. Willman received a B.S. degree from Hampden Sydney College and M.B.A. degree from National University.

     GORDON E. SEGAL, M.D., has been a director of the Company since April 1997. Since December 1995, he has been co-founder and principal of M & S Ventures, a privately held investment venture capital firm specializing in biotechnology and health care companies. From January 1992 to December 1995, Dr. Segal was a private venture capitalist. Dr. Segal received a B.A. degree in 1973 from Southern Methodist University and an M.D. degree in 1978 from the University of Tennessee. Dr. Segal is a licensed physician in New York and is a board certified anesthesiologist.

COMMITTEES

     The Company's Audit/Systems Committee acts as the liaison between the Company and its independent public accountants. Its sole current member is Dr. Ruxin. The Audit Committee did not hold any meetings during 1997. The Audit/Systems Committee is responsible for reviewing and approving the scope of the annual audit undertaken by the Company's independent accountants and will meet with the accountants to review the progress and results of their work, as well as any recommendations the accountants may offer. The Audit/Systems Committee will also review the fees of the independent accountants and make recommendations to the Board of Directors as to the appointment of the accountants. In connection with the Company's internal accounting controls, the Audit/Systems Committee will review the internal accounting controls and reporting systems in place at the Company and review their accuracy and adequacy with management and with the Company's independent accountants.

     The Company's Compensation Committee, which will recommend compensation levels to the Board of Directors, consists of Dr. Ruxin and Mr. Collard, who have met once as a committee. The Compensation Committee will review salaries, bonuses, and other forms of compensation for officers and key employees of the Company and its subsidiaries, and will establish salaries, benefits, and other forms of compensation for new employees. Included in the Compensation Committee's responsibility is the issuance of stock bonuses and stock options under the Company's two stock option/bonus plans. In addition, the Compensation Committee will review other matters concerning compensation and personnel as the Board of Directors may request. The Compensation Committee will design the Company's compensation to enable the Company to attract, retain, and reward highly qualified executives, while maintaining a strong and direct link between executive pay, the Company's financial performance, and total stockholder return.
The Compensation Committee believes that officers and certain other key employees should have a significant stake in the

Company's stock price performance under programs which link executive compensation to stockholder return.

SCIENTIFIC ADVISORY COMMITTEE

     The Board of Directors has established a Scientific Advisory Committee to advise and consult with the Board of Directors as may be requested by the Board from time-to-time. Currently, the Scientific Advisory Committee consists of William C. Dickey, M.D., Cathy Bryan, Edward P. Scott and Ronald O. Gilcher, M.D. The Scientific Advisory Committee has had two formal meetings as a group, and it is anticipated that the Scientific Advisory Committee will meet semi-annually. The members of the Scientific Advisory Committee will not receive any cash compensation from the Company for serving in that capacity, but each will be reimbursed for any expenditures incurred on behalf of the Company. In connection with their appointment to the Scientific Advisory Committee, in January, 1996, Dr. Dickey, Ms. Bryan and Dr. Gilcher were issued options to purchase 2,500, 1,000 and 1,000 shares, respectively, of the Company's Common Stock, exercisable at $3.75 per share, which options vest over a five year period and are exercisable until January, 2006.

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

     EDWARD P. SCOTT, M.D. has been the Medical Director and Chief Executive Officer of Lifeblood/Mid-South Regional Blood Center, Memphis, Tennessee from 1986 to present. Dr. Scott graduated from Mississippi State University in 1970 and received his M.D. degree from the University of Mississippi Medical School in 1973. He is certified by the American Board of Internal Medicine, the American Board of Pathology, Blood Banking (1981) and the American Board of Internal Medicine, Hematology (1982). He was a member of the American Association of Blood Banks Managerial Think Tank in 1989, and a member of its Standards Committee from 1993-1996. He is the author or co-author of numerous published medical journal articles, book chapters and abstracts.

FAMILY RELATIONSHIPS

     There are no family relationships among any of the Company's officers and directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     Other than as discussed above with respect to Michael I. Ruxin, no officer, director, significant employee, promoter or control person of the Company has been involved in any event of the type described in Item 401(d) of Regulation S-B during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company, during the fiscal year ended December 31, 1997, no officer, director or beneficial owner of more than ten percent of the Company's Common Stock failed to file reports on Forms 3 or 4 on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     SUMMARY COMPENSATION TABLE

     The following table sets forth information regarding compensation paid to the Company's CEO and the other executive officers of the Company who received in excess of $100,000 of salary and bonus from the Company during the year ended December 31, 1997:

                         Annual Compensation    Long Term Compensation
                         -------------------    ----------------------

                                                 Restricted
Name and Principal                                 Stock      Options       All Other
   Position         Year    Salary    Bonuses($)   Awards     & SARs       Compensation
   --------         ----    ------    ----------   ------     ------       -------------

Michael I. Ruxin,   1997   $190,000     -0-        -0-         -0-        $ 17,936(1)
Chairman and CEO    1996   $195,000     -0-        -0-         -0-        $ 16,520(2)
                    1995   $190,000     -0-        -0-         -0-        $ 16,520(2)

Joseph F. Dudziak,  1997   $110,000     -0-        -0-       125,000(3)   $ 29,800(4)
President and COO   1996   $110,000     -0-        -0-        25,000(5)   $  4,800(6)
                    1995   $105,000     -0-        -0-       100,000(5)   $  4,800(6)

William J. Collard, 1997   $100,000     -0-        -0-         -0-        $ 16,400(7)
Secretary/Treasurer 1996   $100,000     -0-        -0-         -0-        $188,400(7)
and Director,       1995   $100,000     -0-        -0-         -0-        $ 30,400(7)
Wyndgate President

Bart K. Valdez,     1997   $100,000     -0-        -0-        50,000(8)   $ 55,000(8)
CFO and Director    1996   $ 98,000     -0-        -0-        30,000(9)      -0-
of Operations for   1995   $ 49,000     -0-        -0-        20,000(9)      -0-
DataMed

Gerald F.           1997   $ 95,000     -0-        -0-         -0-        $ 25,000(10)
 Willman, Jr.       1996   $ 95,000     -0-        -0-         -0-        $  8,000(10)
CFO and Director,   1995   $ 87,000     -0-        -0-         -0-           -0-
and Vice President
of Wyndgate

------------------

(1) Dr. Ruxin received $5,000 per annum in life insurance premiums and a $1,078 per month car allowance.
(2) Dr. Ruxin received $5,000 per annum in life insurance premiums and a $960 per month car allowance.
(3) In August 1997, Mr. Dudziak's 125,000 options were modified in the following respects: (a) such options become immediately and fully vested and became exercisable over a ten year period and (b) the exercise price of the options was reduced to $1.81 per share which was the estimated fair value of the Company's shares of Common Stock of the time of grant.
(4) Mr. Dudziak received a $400 per month car allowance and received $25,000 for moving expenses.
(5) In June 1995, Mr. Dudziak received options to purchase 100,000 shares exercisable at $2.45 per share. In September 1996, Mr. Dudziak received options to purchase 25,000 shares exercisable at $2.50 per share. These options vest at the rate of 20% per year. No value has been attributed to these options since the exercise price was the estimated fair value of the Company's shares at the time of grant.
(6)  Mr. Dudziak received a $400 per month car allowance.
(7) Mr. Collard received a $450 per month car allowance in 1995, 1996 and 1997. In 1995, Mr. Collard received $25,000 under his non-compete agreement. In 1996, Mr. Collard received $175,000 under his non-compete agreement and reimbursement for a vacation in the approximate amount of $8,000. In 1997, Mr. Collard received approximately $11,000 for tax expenses related to the May 1995 Wyndgate merger.
(8) Mr. Valdez received a lump sum payment of $55,000 in December 1997 upon the sale of DataMed and immediately and fully vested options to purchase 50,000 shares granted in August 1997 exercisable over a ten year period at $1.81 per share. No value has been attributed to these options since the exercise price was the estimated fair value of the Company's shares at the time of grant.
(9) In 1995, Mr. Valdez received options to purchase 20,000 shares exercisable at $2.45 per share. In September 1996, Mr. Valdez received options to purchase 30,000 shares exercisable at $2.50 per share. These options vested at the rate of 20% per year. These options were effectively forfeited upon the sale of DataMed and were re-granted as described in footnote (8) above. No value has been attributed to these options since the exercise price was the estimated fair value of the Company's shares at the time of grant.
(10) In 1996, Mr. Willman received approximately $8,000 for reimbursement for a vacation. In 1997, Mr. Willman received approximately $25,000 for tax expenses related to the May 1995 Wyndgate merger.

STOCK OPTION PLAN

     The Company has adopted its Amended and Restated Stock Option Plan (the "Plan") which provides for the issuance of options to purchase up to 2,200,000 shares of Common Stock to employees, officers, directors and consultants of the Company. The purposes of the Plan are to encourage stock ownership by employees, officers, directors and consultants of the Company so that they may acquire or increase their proprietary interest in the Company, to (i) reward employees, officers, directors and consultants for past services to the Company and (ii) encourage such persons to become employed by or remain in the employ of or otherwise continue their association with the Company and to put forth maximum efforts for the success of the business of the Company.

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

     The Plan contains provisions for proportionate adjustment of the number of shares issuable upon the exercise of outstanding Options and the exercise price per share in the event of stock dividends, recapitalization resulting in stock splits or combinations or exchanges of shares.

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

STOCK COMPENSATION PLAN

     The board of directors of the Company has approved the 1997 Employee Stock Compensation Plan ("Stock Compensation Plan"), to support and increase the Company's ability to attract, retain and compensate persons of experience and ability and whose services are considered valuable.

     A maximum of 100,000 shares of the Company's common stock are issuable under the terms of the Stock Compensation Plan. The Stock Compensation Plan provides for compensation through the award of Common Stock in payment for services rendered or in recognition of past services of performances rendered to the Company or as a bonus. Shares subject to a stock award are valued at not less than 100% of their fair market value on the date the award is granted, whether or not they are subject to restrictions.

     The Stock Compensation Plan is administered by the Compensation Committee appointed by the Board or, in the absence of a designated and qualified Committee, the entire Board must serve as the Committee. Stock Compensation Plan participants may be selected by the Board from: (i) key employees of the Company; (ii) officers and directors of the Company; (iii) consultants or advisors to the Company; and a (iv) lawyer, law firm, accountant or accounting firm, or other professionals or professional firms engaged by the Company. The Committee has broad discretion to determine the number of shares which may be granted to participants. The award of Common Stock will be granted on such terms and conditions as the Board determines. The Committee also may interpret the Stock Compensation Plan and is empowered to make all other determinations deemed necessary or advisable for the administration of the Stock Compensation Plan. The Board may suspend, terminate, modify or amend the Stock Compensation Plan.

     Under the present provisions of the Internal Revenue Code ("Code") and regulations thereunder, the recipient of an award of common stock will recognize ordinary income upon award of the stock, in an amount equal to the fair market value of the shares on the date of the award, and the Company will be entitled to a deduction (as a compensation expense) in the same amount in the year the shares are awarded. The recipient's tax basis for the Common Stock issued under a stock award will generally be equal to the fair market value of the shares on the date of award. Upon disposition of those shares, the recipient will realize a capital gain (or loss) equal to the difference between the tax basis and the amount realized upon disposition. Any subsequent resale of these shares will not result in any further tax consequences to the Company. The Stock Compensation Plan is not qualified under Section 401(a) of the Code.

     Stock awards granted under the Stock Compensation Plan confer no right upon any participant with respect to continuation of employment and do not interfere with the employee's or the Company's right to terminate employment at any time.

OPTION/SAR GRANTS TABLE

     The following table sets forth certain information regarding options to purchase shares of Common Stock issued to Executive Officers of the Company during the fiscal year ended December 31, 1997:

                          OPTION GRANTS IN 1997

                            Number of    % of Total
                           Securities     Options
                           Underlying    Granted to
                            Options      Employees     Exercise   Expiration
   Name                     Granted       in 1997       Price        Date
   ----                     -------       -------       -----        ----
Joseph F. Dudziak          125,000(1)       25.5%       $1.81       08/25/07

Bart K. Valdez              50,000(2)       10.2%       $1.81       08/25/07

________________
(1) On August 25, 1997, Mr. Dudziak's received options to purchase 125,000 shares of Common Stock, such options are immediately vested and the exercise price of the options is $1.81 per share.
(2) On August 25, 1997, Mr. Valdez received options to purchase 50,000 shares of Common Stock and such options are immediately vested, the options are exercisable for a period of ten years, without regard to Mr. Valdez's employment status with the Company and the exercise price is $1.81 per share.

      AGGREGATED OPTION EXERCISES IN 1997 AND FY-END OPTION VALUES

                                                                     Value of
                                                                    Unexercised
                                                   Number of       In-the-Money
                                                   Unexercised      Options at
                           Shares               Options at FY-end    Fy-end($)
                          Acquired      Value     Exercisable/      exercisable
   Name                   on Exercise   Realized  Unexercisable    /unexercisable
   ----                  -----------   --------   --------------   --------------
Joseph F. Dudziak           ---          ---      100,000/0             $0.00

Bart K. Valdez              ---          ---       50,000/0             $0.00

     No options were exercised during 1997 by the Company's executive officers.

TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE.

     Not applicable.

COMPENSATION OF DIRECTORS

     STANDARD ARRANGEMENTS.   Members of the Company's Board of Directors
are not compensated in their capacities as Board Members. However, the Company reimburses all of its officers, directors and employees for accountable expenses incurred on behalf of the Company. Currently, the Company does not pay any directors fees for attendance at board meetings.

     OTHER ARRANGEMENTS. The Company has no other arrangements pursuant to which any director of the Company was compensated during the year ended December 31, 1997, for services as a director.

EMPLOYMENT CONTRACTS

     As a condition to the April 14, 1998 financing discussed under
ITEM 1. DESCRIPTION OF BUSINESS - FINANCING AGREEMENTS above, each of the Company's Officers and certain employees provided the lenders with undated releases of their respective employment agreements and tendered resignations, which are being held in escrow. Until the releases are accepted by the lenders, the employment agreements between the Company and each of its Officers are still in effect.

     The Company has entered into an employment agreement with Dr. Ruxin for a period of five years commencing May 24, 1995. The initial term of this agreement can be extended at the close of the second year for an additional two years beyond the initial term (creating a term of seven years from May 24, 1995). Under the agreement, Dr. Ruxin receives a salary of $190,000 per year and certain other fringe benefits. Dr. Ruxin's employment agreement includes a cost-of-living increase at the rate of 2 1/2% per annum, plus any other increase which may be determined from time to time at the discretion of the Company's Board of Directors. Pursuant to the employment agreement, Dr. Ruxin is provided with a car on such lease terms to be determined by the Company, provided that the monthly operating costs (including lease payments) to be paid by the Company will not exceed $960. The agreement also includes a covenant not to compete for which Dr.
Ruxin was to be paid a lump sum of $115,000 on January 1, 1996.   Payment
of the $115,000 was made in January 1998, after having been voluntarily deferred by Dr. Ruxin. The covenant not to compete will terminate the later of five years from the date of the agreement or the term of the agreement; hence, the Company will not receive any benefit from the covenant not to compete unless the agreement is terminated prior to May 24, 2000. Dr. Ruxin's employment under the employment agreement may be terminated by Dr. Ruxin upon the sale by the Company of substantially all of its assets, the sale, exchange or other disposition of at least 40% of the outstanding voting shares of the Company, a decision by the Company to terminate its business and liquidate its assets, the merger or consolidation of the Company with another entity or an agreement to such a merger or consolidation or any other type of reorganization, or if the Company makes a general assignment for the benefit of creditors, files for voluntary bankruptcy or if a petition for the involuntary bankruptcy of the Company is filed in which an order for relief is entered and remains in effect for a period of thirty days or more, or if the Company seeks, consents to, or acquiesces in the appointment of a trustee, receiver or liquidator of the Company or any material part of its assets. Dr. Ruxin's employment under the employment agreement also may be terminated by reason of Dr. Ruxin's death or disability or for cause as set forth in the employment agreement. If the agreement is terminated by the

Company for any reason other than cause or permanent disability, the Company must pay Dr. Ruxin a lump sum severance payment of $2.5 million.

     On May 24, 1995, the Company also entered into a five year employment agreement with William J. Collard which contains the same extension provision and reasons for termination as does Dr. Ruxin's agreement, and provides for an annual salary of $100,000. Mr. Collard's employment agreement includes a cost-of-living increase at the rate of 2 1/2% per annum, plus any other increase which may be determined from time to time at the discretion of the Company's Board of Directors. Mr. Collard's agreement also contains a covenant not to compete, with payments of $100,000 for the covenant to have been made on January 1, 1996 and May 24, 1996, respectively. Aggregate payments of $200,000 were made as follows:
$25,000 in December, 1995; $75,000 in January, 1996; and $100,000 in May,
1996. The covenant not to compete will terminate the later of five years from the date of the agreement or the term of the agreement; hence, the Company will not receive any benefit from the covenant not to compete unless the agreement is terminated prior to May 24, 2000. If Mr. Collard's agreement is terminated by the Company for any reason other than cause or permanent disability, the Company must pay him a lump sum severance payment of $2.5 million. Mr. Collard also receives a car allowance of $450 per month. Mr. Collard received approximately $8,000 for vacation related expenses during 1996. During 1997, Mr. Collard received approximately $11,000 for tax expenses related to the may 1995 Wyndgate merger.

     The Company also has an employment agreement with Gerald F. Willman, Jr. which contains an extension provision for the term of the agreement and reasons for termination similar to those of Dr. Ruxin and Mr. Collard with an annual salary of $95,000, except the initial term is for three years commencing May 24, 1995 and the extension is for an additional two years. Mr. Willman's employment agreement includes a cost-of-living increase at the rate of 2 1/2% per annum, plus any other increase which may be determined from time to time in the discretion of the Company's Board of Directors. The employment agreement requires that if he is terminated by the Company for any reason other than cause or permanent disability, the Company must pay Mr. Willman a lump sum severance payment of $1.0 million. Mr. Willman received approximately $8,000 for vacation related expenses in 1996. During 1997, Mr. Willman received approximately $25,000 for tax expenses related to the May 1995 Wyndgate merger.

     On June 28, 1995, the Company entered into an employment agreement with Joseph F. Dudziak, which expired on June 28, 1997, pursuant to which Mr. Dudziak earns a salary of $105,000 per year. Mr. Dudziak retired from the Company in March 1998. The agreement also granted Mr. Dudziak options to purchase an aggregate of 100,000 shares of the Company's Common Stock. Subject to early vesting in certain circumstances, the options vest over a five year period at the rate of 20% per year and are exercisable at $2.45 per share, which was the estimated fair value of the shares at the time of grant. Mr. Dudziak receives a car allowance of $400 per month. The Company agreed to pay Mr. Dudziak approximately $25,000 for moving expenses, which was paid in 1997.

In December 1997, the Company entered into a severance agreement with Mr. Dudziak, pursuant to which Mr. Dudziak agreed to remain in the Company's employ through June 30, 1998 in consideration of a 10% raise, effective January 1, 1998, a payment to Mr. Dudziak in the amount of $50,000 on June 30, 1998, extension of Mr. Dudziak's medical benefits through December 31, 1998, and the Company's agreement to indemnify Mr. Dudziak from various potential claims as a result of Mr. Dudziak's employment with the Company. The Company and Mr. Dudziak have recently commenced negotiations relating to these severance agreement provisions; however, there can be no assurance that the parties will reach agreement as to any modifications of the December 1997 severance agreement with Mr. Dudziak.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date hereof, the ownership of the Company's Common Stock by (i) each director and executive officer of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all persons known by the Company to beneficially own more than 5% of the Company's Common Stock.

                                  Amount and Nature of
Name and Address                       Beneficial
of Shareholder                        Ownership (1)        Percent of Class
--------------                    --------------------    ----------------
Michael I. Ruxin, M.D.(1)                906,250(2)             11.1%
12600 W. Colfax
Suite A-500
Lakewood, CO  80215

Thomas F. Marcinek(1)                          0                 0.0%
11121 Sun Center Drive
Suite C
Rancho Cordova, CA  95670

William J. Collard(1)                    613,006(3)(4)           7.5%
11121 Sun Center Drive
Suite C
Rancho Cordova, CA  95670

Gerald F. Willman, Jr.(1)                882,514(5)             10.8%
11121 Sun Center Drive
Suite C
Rancho Cordova, CA  95670

Lori J. Willman(1)                       882,514(6)             10.8%
11121 Sun Center Drive
Suite C
Rancho Cordova, CA  95670

Gordon E. Segal(1)                       256,250(7)              3.1%
340 W. 57th Apt. 9J
New York, NY  10019

All Directors and                      2,658,020                32.6%
Executive Officers as
a group (5 persons)(1)

______________________
(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within

     60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.
(2) Includes 6,250 shares underlying warrants issued in connection with the purchase of the 10% Notes.
(3) Includes 15,000 shares underlying warrants issued in connection with the purchase of the 10% Notes.
(4) William J. Collard has granted individual options to an employee of Wyndgate to purchase all or any part of 1,633 of his shares of the Company, exercisable until September 21, 2005.
(5)  Includes 346,481 shares owned by Lori J. Willman, the spouse of Gerald
     F. Willman, Jr. Gerald F. Willman, Jr. has granted individual options to certain employees of Wyndgate to purchase all or any part of 109,434 of his shares of the Company, exercisable until September 21, 2005.
(6) Includes 536,033 shares owned by Gerald F. Willman, Jr., the spouse of Lori J. Willman.
(7) Includes 6,250 shares underlying warrants issued in connection with the 10% Notes. Does not include 30,000 shares underlying Mr. Segal's unvested options.

CHANGES IN CONTROL

     In April 1998, the Company entered into financing arrangements with two non-affiliated companies pursuant to which, among other things, the Company's Officers, Directors and certain employees executed releases of their employment agreements and resignations, which are being held in escrow by the lenders. Under the loan commitment documents, the lenders have the right to cancel all management and employee contracts, and if the Company defaults on the terms of the commitments, the resignations of the Directors, Officers and employees will immediately be effective. There can be no assurance that the lenders will not invoke their right to terminate such contracts, thus effecting an immediate change in the management and control of the Company.

     In addition, the lenders have the right to appoint five members to the Company's Board of Directors, which would then consist of nine members.
The lender's designees will consititue a majority of the then Board of Directors, and will be able to shape the policies and procedures of the Company, to determine when and if dividends would be paid, and to determine the circumstances under which the Company may be sold or merged, along with other important corporate decisions.

     As consideration for the loan commitments, the Company has agreed to issue warrants to purchase from 7,000,000 to 12,000,000 shares of Common Sock at $.25 per share. In addition, in the event the Company were to default under the terms of the loan commitments, the outstanding principal and any unpaid interest may be converted, at the option of the lenders, into approximately 70 million shares of the Company's Common Stock on the basis of one share of Common Stock for each $.05 of debt. If the lenders were to exercise their warrants, or convert any of the outstanding debt into Common Stock upon default, the lenders would own and control a majority of the then outstanding Common Stock. Since the Company does not have cumulative voting, this concentration of voting control would mean that the lenders would be able to elect all of the Directors of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     In May 1996, Gordon Segal, a beneficial owner of over 5% of the outstanding Common Stock of the Company, and Michael I. Ruxin, William J. Collard, Joseph F. Dudziak and Bart K. Valdez, officers and directors of the Company, purchased convertible notes which accrued interest at the rate of 10% per annum ("10% Notes") in the principal amounts of $25,000, $25,000, $60,000, $50,000 and $11,200, respectively, in the 10% Note offering by the Company. Drs. Segal and Ruxin and Messrs. Collard, Dudziak and Valdez were also issued warrants to purchase 6,250, 6,250, 15,000, 12,500 and 2,800 shares of the Company's Common Stock, respectively, at $3.75 per share in connection with their purchase of the 10% Notes. The purchases of the 10% Notes were on the same terms and conditions as purchases by non-affiliates. In March 1997, Drs. Segal and Ruxin, and Messrs. Collard and Valdez were repaid the principal amounts of their 10% Notes, plus interest thereon. Joseph F. Dudziak converted his 10% Note, plus the accrued interest thereon, into a total of 14,414 shares of Common Stock ($3.75 per share).

     Dr. Ruxin personally guaranteed the Company's $1 million line of credit which was repaid from proceeds of the Company's February 1997 public offering and various capital lease obligations currently totaling approximately $160,000. Additionally, Dr. Ruxin has personally guaranteed the $1.5 million of the Fronteer Line of Credit. See "ITEM 1. DESCRIPTION OF BUSINESS - FINANCING AGREEMENTS."

     In August 1997, the Company entered into a four year employment agreement with Hollis Gailey, the spouse of William J. Collard, an Officer and Director of the Company. Ms. Gailey provides international business services for Wyndgate, including researching international requirements for exporting Wyndgate's software, securing international business, working with the

Australian Red Cross and New Zealand Blood Service and acting as a liaison to certain potential international clients. The agreement provides for an annual salary of $86,000 and cost of living increases at the rate of 2% per annum, plus any other increase which may be determined from time to time at the discretion of the Company's Board of Directors. During 1997, the Company also paid Ms. Gailey $30,000 in consideration of her entering into the employment agreement with the Company, and agreed to pay $60,000 in deferred compensation, payable in three equal annual installments in 1998, 1999, and 2000. In January 1998, the Company paid Ms. Gailey $20,000 in connection with the deferred compensation amount. Ms. Gailey's employment under the employment agreement may be terminated by Ms. Gailey in the event of the sale by the Company of substantially all of its assets, the sale, exchange or other disposition in one transaction or a series of transactions of at least 40% of the outstanding voting shares of the Company, a decision by the Company to terminate its business and liquidate its assets, the merger or consolidation of the Company, the Company files a voluntary bankruptcy petition, or a petition seeking to reorganize, dissolve or liquidate, an petition for involuntary bankruptcy or similar proceeding is filed, and remains undismissed for a period of 30 days, or the Company seeks or consents to the appointment of a trustee, receiver or liquidator or there are material changes in her duties and responsibilities without her written consent. The Company may terminate the employment agreement by reason of Ms. Gailey's death or permanent disability or for cause as set forth in the employment agreement.

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

PARENTS OF THE COMPANY

     The parents of the Company are Michael I. Ruxin, William J. Collard, Gerald F. Willman, Jr. and Lori J. Willman. See ITEM 11, above, for the percentage of securities owned by each such person.

TRANSACTIONS WITH PROMOTERS

     See above.

                                 PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.
----------------------------------------------------------------

     (a)  The following documents are filed as a part of this Form 10-KSB:

          Consolidated Financial Statements of Global Med Technologies,
          Inc.:

          Report of Independent Auditors

          Consolidated Balance Sheets - December 31, 1997 and 1996

          Consolidated Statement of Operations - Years ended December 31, 1997 and 1996

          Consolidated Statement of Stockholders' Deficit - Years ended December 31, 1997 and 1996

          Consolidated Statement of Cash Flows - Years ended December 31, 1997 and 1996

          Notes to Consolidated Financial Statements - December 31, 1997
          and 1996

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

 10.7(A) Amendment, dated March 31, 1997, to the Amended and Restated Stock Option Plan. (2)

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

 10.11    Form of Drug Testing Service Contract (1)

 10.12    Form of License Agreements (1)

 10.13 Warrant Agreement, dated February 11, 1997, between Global Med Technologies, Inc. and American Securities Transfer & Trust, Inc.
          (1)

 10.14 Exclusivity and Software Development Agreement, dated November 14, 1996, between and among Global Med Technologies, Inc. and Ortho Diagnostic Systems Inc. (1)

 10.15 Amendment, dated November 14, 1996, to Agreement dated April 8, 1996, between the Registrant and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

 10.16 Amendment, dated January 14, 1997, to Agreement dated April 8, 1996, between the Registrant and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

 10.17 Interim Management Agreement, dated July 7, 1997, between the Registrant and National Medical Review Offices, Inc. (1)

 10.18 Asset Purchase Agreement, dated August 18, 1997, between the Registrant and National Medical Review Offices, Inc. (1)

 10.19    Third Amendment to Exclusivity and Software Development
          Agreement, dated September 17, 1997 between Global Med
          Technologies, Inc. and Ortho Diagnostic Systems, Inc. (1)

 10.20 Second Amended and Restated Stock Option Plan, as amended October 3, 1997 and December 2, 1997 (3)

 10.21 Fourth Amendment to Exclusivity and Software Development Agreement, dated December 22, 1997 between Global Med
          Technologies, Inc. and Ortho Diagnostic Systems, Inc.

 10.22    Development Agreement, dated July 12, 1996 between
          Global Med Technologies, Inc. and The Institute for Transfusion Medicine, dated July 12, 1996, as amended January 12, 1998

 10.23 Loan Commitment, dated April 14, 1998, between Heng Fung Finance Company Limited and the Company, as amended on April 16, 1998

 10.24    Loan Commitment, dated April 14, 1998, between Fronteer
          Capital, Inc. and the Company, as amended on April 16, 1998

 10.25 Amendment to Loan Commitment, dated April 16, 1998, between Heng Fung Finance Company Limited and the Company

 10.26 Amendment to Loan Commitment, dated April 16, 1998, between Fronteer Capital, Inc. and the Company

 10.27 Second Amendment to Loan Commitments, dated April 20, 1998 between the Company, Heng Fung Finance Company Limited and Fronteer Capital, Inc.

 21       Subsidiaries of the Company (1)

 23.1     Consent of Independent Auditors

 27.1     Financial Data Schedule for December 31, 1997

 27.2     Restated Financial Data Schedule for December 31, 1996

 99 Proxy and Right of First Refusal Agreement, dated November 14, 1996, between and among Ortho Diagnostic Systems Inc. and Michael
          I. Ruxin, William J. Collard, Gerald F. Willman, Jr., Lori J. Willman, Timothy J. Pellegrini and Gordon Segal (1)
_____________
(1) The documents identified are incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-11723).
(2) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-28155).
(3) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-45031).

     (b) During the last quarter of the year ended December 31, 1997, the Company filed one Current Report on Form 8-K, dated December 15, 1997, reporting the closing of the sale of the Company's DataMed International division under Item 2 thereof.

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

Date: April 21, 1998                    GLOBAL MED TECHNOLOGIES, INC.
                                        By /s/ Michael I. Ruxin
                                          ----------------------------------
                                          Michael I. Ruxin, Chairman and
                                          Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                    Title                       Date
----------                    -----                       ----


 /s/ Michael I. Ruxin         Chairman of the Board     April 21, 1998
---------------------------   of Directors, Principal
Michael I. Ruxin              Executive Officer and
                              Director


 /s/ Thomas F. Marcinek       President and Chief       April 21, 1998
---------------------------   Operating Officer
Thomas F. Marcinek


 /s/ William J. Collard       Secretary/Treasurer and   April 21, 1998
---------------------------   Director
William J. Collard


 /s/ Gerald F. Willman, Jr.   Chief Financial Officer   April 21, 1998
---------------------------   and Director
Gerald F. Willman, Jr.

                    CONSOLIDATED FINANCIAL STATEMENTS

                    GLOBAL MED TECHNOLOGIES, INC.


                    YEARS ENDED DECEMBER 31, 1997 AND 1996
                    WITH REPORT OF INDEPENDENT AUDITORS

                      Global Med Technologies, Inc.

                    Consolidated Financial Statements


                 Years ended December 31, 1997 and 1996





                               CONTENTS

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . .F-1

Consolidated Financial Statements

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . .F-2
Consolidated Statements of Operations. . . . . . . . . . . . . . . . . .F-4
Consolidated Statements of Stockholders' Deficit . . . . . . . . . . . .F-5
Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . .F-6
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .F-8

                    Report of Independent Auditors

Board of Directors
Global Med Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Global Med Technologies, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Med Technologies, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/
Denver, Colorado
April 10, 1998, except for
Note 1 as to which the date
is April 20, 1998

                      Global Med Technologies, Inc.

                       Consolidated Balance Sheets
               (In thousands except par value information)



                                                      DECEMBER 31
                                                  1997           1996
                                            -----------------------------
ASSETS
Current assets:
  Cash and cash equivalents                   $    2,370     $      489
  Accounts receivable-trade, net of
   allowance for uncollectible accounts
   of $175 and $75 at December 31, 1997
   and 1996, respectively                            175            875
  Unbilled revenues, net of allowance
   for uncollectible accounts of $125
   at December 31, 1997 and 1996                     158            326
  Prepaid expenses and other assets                  256            196
  Deferred offering costs                              -            486
                                           -------------------------------
Total current assets                               2,959          2,372

Equipment and fixtures, at cost:
  Furniture and fixtures                             367             67
  Machinery and equipment                            303              -
  Computer hardware and software                   1,166            613
                                           -------------------------------
                                                   1,836            680
  Less accumulated depreciation and
   amortization                                     (665)          (189)
                                           -------------------------------
                                                   1,171            491

Capitalized software development costs,
  less accumulated amortization of $403
  and $163 at December 31, 1997 and
  1996, respectively                                 136            376



                                           -------------------------------
Total assets                                  $    4,266     $    3,239
                                           ===============================



SEE ACCOMPANYING NOTES.

                                                     DECEMBER 31
                                                 1997           1996
                                            ------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                            $      324     $      483
  Accrued expenses                                   599            731
  Accrued payroll                                    398            243
  Accrued compensated absences                       449            352
  Noncompete accrual                                 150            150
  Unearned revenue                                 2,761          1,359
  Short-term debt                                      -          1,097
  Notes payable (including $181 to
    related parties at December 31,
    1996)                                              -            651
  Current portion of capital lease
    obligations                                      229            169
  Net liabilities of discontinued
    operations                                       631          1,132
                                           -------------------------------
Total current liabilities                          5,541          6,367

Capital lease obligations, less
 current portion                                     198            232

Commitments and contingencies                          -              -

Stockholders' deficit:
  Preferred stock, $.01 par value:
    Authorized shares - 10,000
    None issued or outstanding                         -              -
  Common stock, $.01 par value:
    Authorized shares - 40,000
    Issued and outstanding shares -
     8,148 and 4,994 at December
     31, 1997 and 1996, respectively                  82             50
  Additional paid-in capital                      13,420          4,282
  Accumulated deficit                            (14,975)        (7,692)
                                           -------------------------------
Total stockholders' deficit                       (1,473)        (3,360)
                                           -------------------------------
Total liabilities and stockholders'
 deficit                                      $    4,266     $    3,239
                                           ===============================


SEE ACCOMPANYING NOTES.

                      Global Med Technologies, Inc.

                  Consolidated Statements of Operations
           (In thousands except per common share information)



                                                YEAR ENDED DECEMBER 31
                                                 1997           1996
                                            ------------------------------
Revenues:
  Software sales and consulting               $    2,209     $    3,648
  Hardware and software, obtained
   from vendors                                      297            928
                                           -------------------------------
                                                   2,506          4,576
Cost of revenues:
  Software sales and consulting                    1,373            937
  Hardware and software, obtained
   from vendors                                      224            946
                                           -------------------------------
                                                   1,597          1,883
                                           -------------------------------

Gross profit                                         909          2,693

Operating expenses:
  Payroll and other                                1,487          1,524
  General and administrative                       1,115            879
  Sales and marketing                              1,458            948
  Research and development                         3,757          1,538
  Provision for doubtful accounts                    100             19
  Depreciation and amortization                      409            162
                                           -------------------------------
Loss from continuing operations before
  other income (expense)                          (7,417)        (2,377)

Other income (expense):
  Interest income                                    168             25
  Interest expense                                   (86)          (209)
  Other                                              (81)          (250)
                                           --------------------------------

Loss from continuing operations                   (7,416)        (2,811)

Loss from discontinued operations                   (880)        (1,681)
Gain on sale of discontinued operations            1,013              -
                                           -------------------------------
Net loss                                      $   (7,283)    $   (4,492)
                                           ===============================

Basic and diluted loss per share of
common stock:
  Loss from continuing operations                 $(0.96)        $(0.63)
  Gain (loss) from discontinued
   operations                                       0.02         $(0.37)
                                           -------------------------------
    Net loss                                      $(0.94)        $(1.00)
                                           ===============================

Weighted average of common shares
outstanding                                        7,728          4,499
                                           ===============================


SEE ACCOMPANYING NOTES.

                      Global Med Technologies, Inc.

            Consolidated Statements of Stockholders' Deficit
                             (In thousands)

                                 Common Stock   Additional
                                ---------------  Paid-In  Accumulated
                                Shares  Amount   Capital    Deficit   Total
                               ----------------------------------------------
Balance, December 31, 1995       3,949    $39   $ 1,702    $(3,200) $(1,459)
  Issuance of common stock-
    January 1996 exercise
    of common stock warrants
    related to May 1995
    private placement              150      2       448          -       450
  January 1996 issuance of
    Series A preferred
    stock converted to
    common stock                    67      1       249          -       250
  Issuance of common stock
    from exercise of stock
    options under Company's
    stock option plan                -      -         1          -         1
    Issuance of common stock
    related to July 1996
    private placement              800      8     1,732          -     1,740
  Grants of common stock
    options to a business
    advisory enterprise              -      -        45          -        45
  Issuance of common stock
    related to conversion of
    certain 10% notes               28              105          -       105
  Net loss                           -      -         -     (4,492)   (4,492)
                               ----------------------------------------------
Balance, December 31, 1996       4,994     50     4,282     (7,692)   (3,360)
  Issuance of warrants related
    to January 1997 12% notes        -      -        79          -        79
 Issuance of common stock
    related to conversion
    of certain 10% notes            93      1       348          -       349
  Initial public offering,
    including underwriter's
    overallotment option-
    net of offering expenses     2,914     29     8,197          -     8,226
  Share adjustments related to
    May 1995 private placement
    common stock                   120      1        (1)         -         -
  Issuance of common stock
    from exercise of stock
    options under Company's
    stock option plan               15      -        21          -        21
  Issuance of common stock to
    a corporate marketing
    enterprise                      12      1        25          -        26
 Option grants under the
    Company's stock option
    plan                             -      -       314          -       314
 Option grants to a business
    advisory enterprise              -      -       155          -       155
  Net loss                           -      -         -     (7,283)   (7,283)
                               ----------------------------------------------
Balance, December 31, 1997       8,148    $82   $13,420   $(14,975)  $(1,473)
                               ==============================================


SEE ACCOMPANYING NOTES.

                      Global Med Technologies, Inc.

                  Consolidated Statements of Cash Flows
                             (In thousands)





                                                YEAR ENDED DECEMBER 31
                                                 1997           1996
                                           ------------------------------
OPERATING ACTIVITIES
Net loss                                      $   (7,283)    $   (4,492)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Loss from discontinued operations                880          1,681
    Gain on sale of discontinued
      operations                                  (1,013)             -
    Depreciation                                     409            162
    Amortization                                     240             97
    Loss on disposal of assets                         2              -
    Expense related to issuance of
      common stock, options and warrants             549             45
    Changes in operating assets and
     liabilities:
      Accounts receivable-trade, net                 700           (857)
      Unbilled revenues, net                         168           (326)
      Prepaid expenses and other assets              (60)          (190)
      Accounts payable                              (159)           418
      Accrued expenses                              (132)           645
      Accrued payroll                                155            207
      Accrued compensated absences                    97             91
      Noncompete accrual                               -           (175)
      Unearned revenue                             1,402          1,088
                                           -------------------------------
Net cash used in continuing operations            (4,045)        (1,606)
Net cash used in discontinued operations          (1,255)        (1,040)
                                           -------------------------------
Net cash used in operating activities             (5,300)        (2,646)

INVESTING ACTIVITIES
Purchases of equipment and fixtures                 (781)           (67)
Capital expenditures of discontinued
 operations                                          (58)          (105)
Net proceeds from sale of discontinued
 operations                                        1,000              -
Increase in software development costs                 -            (70)
                                           -------------------------------
Net cash provided by (used in)
 investing activities                                161           (242)

FINANCING ACTIVITIES
Borrowings on short-term debt                        450            715
Principal payments on short-term debt             (1,547)          (118)
Principal payments under capital lease
 obligations                                        (207)          (130)
Principal payments under capital lease
 obligations of discontinued operations             (107)          (223)
Principal payments on notes payable                 (327)             -


SEE ACCOMPANYING NOTES.

                     Global Med Technologies, Inc.

                            (In thousands)




                                                YEAR ENDED DECEMBER 31
                                                 1997           1996
                                           -------------------------------
FINANCING ACTIVITIES (CONTINUED)
Issuance of notes payable                     $        -     $      651
Issuance of common stock                           8,272          2,546
Deferred offering costs                              486           (486)
                                           -------------------------------
Net cash provided by financing
 activities                                        7,020          2,955
                                           -------------------------------

Net increase in cash and cash
  equivalents                                      1,881             67
Cash and cash equivalents at beginning
  of period                                          489            422
                                           -------------------------------
Cash and cash equivalents at end
  of period                                   $    2,370     $      489
                                           ================================

Supplemental disclosures:

  The Company entered into capital lease obligations of approximately $130,000 and $585,000 in 1997 and 1996, respectively, including $343,000 related to discontinued operations in 1996.

  During 1997, convertible 10% notes payable of approximately $324,000 and related accrued interest of approximately $25,000 were converted into 93,003 shares of common stock at $3.75 per share (see Note 8).

  During 1996, convertible 10% notes payable of approximately $100,000 and related accrued interest of approximately $5,000 were converted into 28,000 shares of common stock at $3.75 per share (see Note 8).

  Interest expense approximates interest paid.


SEE ACCOMPANYING NOTES.

                      Global Med Technologies, Inc.

               Notes to Consolidated Financial Statements

                            December 31, 1997


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

On May 23, 1995, The Wyndgate Group, Limited (Wyndgate) merged with National MRO, Inc. (National MRO) in accordance with the terms and provisions of an Agreement of Merger and National MRO changed its name to Global Data Technologies, Inc., which subsequently changed its name to Global Med Technologies, Inc. (the Company). All shares of Wyndgate common stock were exchanged for a total of 1,960,000 shares of common stock of the Company. This merger transaction was accounted for as a pooling of interests. Subsequent to the merger, the businesses of both Wyndgate and National MRO have been operated as divisions of the Company. Also, the National MRO and Wyndgate divisions are now referred to as DataMed International (DataMed) and Wyndgate Technologies (Wyndgate), respectively (see Note 2).

DESCRIPTION OF BUSINESS

The Company, through Wyndgate, provides information management software products and services to the health care industry. The Company, through its DataMed division, which is shown in the accompanying consolidated financial statements as discontinued operations (see Note 2), was in the business of providing substance abuse testing management services.

LIQUIDITY AND MANAGEMENT'S PLANS

From inception to December 31, 1997, the Company incurred cumulative net losses of approximately $15 million. The Company expects to continue to incur net losses until 1999, and possibly thereafter, until its existing SAFETRACE(R) software product is completely implemented and operational within the Company's customers' information system environments and until its transfusion services software product (to be known as SAFETRACE TX(TM), which is currently in beta testing, is established in its markets (see
Note 10 and Note 11). On April 14, 1998 and as amended on April 16, 1998 and on April 20, 1998, the Company entered into two financing agreements with two related parties, which are not affiliated with the Company, as follows: a loan of $1.5 million and a line of credit of up to $1.65 million. Both the loan and the line of credit accrue interest at 12% per annum to be paid monthly, with principal and any unpaid interest to be repaid upon maturity of 366 days after April 14, 1998. The Company agreed to pay a finder's fee of 9% of the amounts drawn upon the line of credit to RAF Financial Corporation (RAF). RAF is related to the lenders and was also the lead underwriter for the Company's February 1997 initial public offering.

Pursuant to the agreements, the lenders will have certain rights which will include the right to appoint five members to the Company's Board of Directors, the option to cancel all management and employee contracts and the right to veto any contract for employment, loans or leases valued over $250,000.

Upon signing of the loan, the lender received 6 million detachable warrants which are convertible at $.25 each for one share of the Company's common stock. If the Company draws upon the line of credit, the lender will receive 6 million detachable warrants, in total, which are convertible at $.25 each for one share of the Company's common stock. If the Company does not draw upon the line of credit, the lender will receive 1 million detachable warrants with the same conditions. The warrants are exercisable over a 10-year period from April 14, 1998. The Company must use its best efforts to register the common stock underlying the detachable warrants on or before July 14, 1998. If the Company defaults on the loan or the line of credit, the debt, including any interest, can be converted into shares of the Company's common stock on the basis of one share for each $.05 of debt.

                      GLOBAL MED TECHNOLOGIES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Under current accounting rules regarding discounted warrants, these financings may result in material non-cash charges to the Statement of Operations in 1998. Management has not completed the assessment of the amounts to be charged to expense.

In light of the Company's projected earnings and cash flow, management believes the Company has the financial resources with this additional financing to maintain its planned level of operations for the next twelve months without obtaining additional financing. Management, however, recognizes that even with the current financing, the Company will need to obtain additional capital in 1999, or may be required to substantially reduce its software development programs and other operating expenses.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its Wyndgate division. All significant interdivision accounts and transactions have been eliminated.

REVENUE RECOGNITION

Revenue from the provision of maintenance services, included in software sales and consulting revenue, is recognized on a straight-line basis over the maintenance term.

Revenue from the provision of implementation and consulting services, included in software sales and consulting revenue, is recognized as services are performed.

Revenue from software development contracts, included in software sales and consulting revenue, is recognized on a percentage-of-completion method with progress to completion measured based upon labor costs incurred or achievement of contract milestones.

Revenue from the re-sale of hardware and software, obtained from vendors, is recognized at the time the hardware and software are delivered to customers.

Revenue from sales of software licenses, included in software sales and consulting revenue, is recognized upon delivery of the software product to the customer, unless the Company has significant related vendor obligations remaining. When significant obligations remain after the software product has been delivered, revenue is not recognized until such obligations have been completed or are no longer significant. The costs of any insignificant obligations are accrued when the related revenue is recognized.

                      GLOBAL MED TECHNOLOGIES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 1997, the AICPA issued Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION, which changes the requirements for revenue recognition effective for transactions the Company will enter into beginning January 1, 1998. Prior years are not required to be restated. The Company hasn't yet completed its assessment of the impact SOP 97-2 will have on its financial statements.

UNBILLED REVENUES

Unbilled revenues at December 31, 1997 and 1996 are generally billable and collectible within one year.

UNEARNED REVENUE

Included in unearned revenue at December 31, 1997 and 1996 is approximately $33,000 and $52,000, respectively, of unperformed professional services related to an agreement between the EDEN-OA Blood Bank Users Group (the Royalty Group) and Wyndgate (see Note 10). At December 31, 1997, $1 million of the unearned revenue balance is related to an agreement between the Company (through its Wyndgate division) and Ortho Diagnostic Systems, Inc., a subsidiary of Johnson & Johnson (see Note 10). At December 31, 1997, approximately $485,000 and $400,000 of the unearned revenue balance is related to agreements between The Institute for Transfusion Medicine and the Company for a transfusion services software product (to be known as SAFETRACE TX(TM)) development agreement (see Note 10 and Note 11) and a SAFETRACE(R) software license agreement, respectively. The remaining unearned revenue balance at December 31, 1997 of $843,000 primarily consists of unearned SAFETRACE(R) maintenance revenue, sales of SAFETRACE(R) licenses and related postcontract customer support, and re-sales of hardware and software which are not recognizable as revenue at December 31, 1997 pursuant to the Company's revenue recognition accounting policies discussed above.

SIGNIFICANT CUSTOMERS

During 1997, two Wyndgate customers - Haemonetics Corporation and Belle Bonfils Memorial Blood Center, each accounted for approximately 33% and 10% of the Company's total revenues from continuing operations.

                      GLOBAL MED TECHNOLOGIES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During 1996, one Wyndgate customer, Gulf Coast Regional Blood Center, accounted for approximately 29% of the Company's total revenues from continuing operations.

Accounts receivable from the above customers was approximately $60,000 and $205,000 at December 31, 1997 and 1996, respectively. Unbilled revenues from the above customers was approximately $160,000 at December 31, 1997.

CREDIT AND MARKET RISK

Accounts receivable at December 31, 1997 are derived entirely from SAFETRACE(R) sales and related services and re-sales of hardware and software to blood centers and blood center service providers located in the United States. The Company, historically, does not require collateral or other security to support customer receivables. In order to reduce credit risk, the Company requires substantial down payments and progress payments during the course of an installation of its software products. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk specific to customers. Losses and allowances have generally been within management's expectations.

Accounts receivable turnover trends have generally slowed from previously expected rates due to certain delays experienced to date related to implementation of Wyndgate's blood bank management information system software product (SAFETRACE(R)).

NOTE RECEIVABLE

During the first quarter of 1996, the Company advanced $250,000 to a development company in California (the Development Company) in exchange for a convertible promissory note (the Note) due February 26, 1997. During the fourth quarter of 1996, the maturity date of the Note was initially extended to December 31, 1997 and was further extended until June 30, 1998. The Note accrues interest at an annual rate of prime plus two percent and is primarily collateralized by the Development Company's technology. At December 31, 1996, the Company offset the Note with an allowance in the amount of $250,000 and the related expense is included in other expenses in the accompanying consolidated statements of operations. The Company believes it prudent to fully reserve for the Note based on the current financial position of the Development Company.

                      GLOBAL MED TECHNOLOGIES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EQUIPMENT AND FIXTURES

Equipment and fixtures are stated at cost. Depreciation and amortization, which includes amortization of assets under capital leases (see Note 5), is based on the straight-line method over the following estimated useful lives:

     Furniture and fixtures             3 - 5 years
     Machinery and equipment            3 - 5 years
     Computer and software              3 - 5 years

FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments approximate fair value due to the short maturity of these items.

LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate assets might be impaired and the undiscounted cash flows estimated to be generated by these assets are less than the carrying amounts of those assets.

SOFTWARE DEVELOPMENT COSTS

The Company capitalizes certain software development and production costs once technological feasibility has been achieved. Software development costs incurred prior to achieving technological feasibility are included in research and development expense in the accompanying consolidated statement of operations.

Capitalized software development costs are reported at the lower of unamortized costs or net realizable value. Commencing upon the initial product release or when software development revenue has begun to be recognized, these costs are amortized based on the straight line method over the estimated life, generally two to five years. Fully amortized software costs are removed from the financial records. For the years ended December 31, 1997 and 1996, the Company recorded approximately $240,000 and $97,000 of amortization of capitalized software costs, respectively, based on the straight-line method. Amortization of capitalized software costs is included in cost of revenues in the accompanying consolidated statement of operations.

                      GLOBAL MED TECHNOLOGIES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MALPRACTICE INSURANCE

The Company maintains malpractice insurance coverage on a claims made basis through a commercial insurance carrier. Should the current claims made policy not be renewed or replaced with equivalent insurance at a future date, claims based on occurrences during its term but subsequently reported will be uninsured. Based upon historical experience, management believes the Company has adequately provided for the ultimate liability, if any, from the settlement of such potential claims (see Note 11).

CONSOLIDATED STATEMENTS OF CASH FLOWS

For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

INCOME TAXES

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial reporting and tax reporting purposes.

LOSS PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

ACCOUNTING ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets

                      GLOBAL MED TECHNOLOGIES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year's presentation.

2. DISCONTINUED OPERATIONS

On August 18, 1997, the Company entered into an asset purchase agreement with National Medical Review Offices, Inc. (NMRO) to sell its DataMed division to NMRO contingent upon approval from the Company's stockholders. In conjunction with the sale, the Company and NMRO also entered into a management agreement where NMRO agreed effective July 1, 1997 to assume the directions and control of the business and operations of DataMed. Accordingly, NMRO has managed the business and assumed ownership responsibilities for the operational results from July 1, 1997 through the date of final close. On December 15, 1997, upon stockholders' approval, the Company finalized the sale of the assets and operations of DataMed to NMRO for approximately $1 million in proceeds net of various closing costs and the assumption of certain liabilities.

The accompanying consolidated financial statements and related footnotes reflect DataMed as discontinued operations.

                      GLOBAL MED TECHNOLOGIES, INC.

2. DISCONTINUED OPERATIONS (CONTINUED)

The operating results of the discontinued operations reflected in the Company's Statement of Operations are summarized as follows (in thousands):

                                               SIX MONTHS
                                                 ENDED      YEAR ENDED
                                                JUNE 30     DECEMBER 31
                                                 1997           1997
                                            ------------------------------
Substance abuse testing
  and other revenue                           $    2,953     $    6,458
Cost of revenue                                    2,151          4,587
                                           -------------------------------
Gross profit                                  $      802     $    1,871
                                           ===============================

Net loss                                      $     (880)    $   (1,681)
                                           ===============================

The net liabilities of the discontinued operations are summarized as follows (in thousands):

                                                     DECEMBER 31
                                                 1997           1996
                                            ------------------------------
Current assets                                $        -     $    1,022
Equipment and fixtures, net                            -            738
Current liabilities                                 (631)        (2,426)
Long-term liabilities                                  -           (466)
                                           -------------------------------
Net liabilities                               $     (631)    $   (1,132)
                                           ===============================

3. NONCOMPETE AGREEMENTS

The Company has entered into noncompete agreements with three key employees, two of which also serve on the Company's Board of Directors, for $350,000. The terms of the agreements are for the greater of five years or the term of the related employee's employment contract (see Note 10). At December 31, 1997, $150,000 remains payable whenever sufficient cash flow is available as determined by the Company's Board of Directors (see Note
11).

                      GLOBAL MED TECHNOLOGIES, INC.

4. INCOME TAXES

The Company has net operating loss carryforwards of approximately
$10,276,000 which expire in the years 2006 to 2012. Such net operating loss carryforwards are subject to limitation on usage due to the change in ownership resulting from the February 1997 initial public offering (see
Note 8).

The components of the deferred tax provision, which arise from temporary differences between financial and tax reporting, are presented below:

                                                 1997           1996
                                           -------------------------------
                                                   (IN THOUSANDS)

Cash to accrual adjustment                   $      (296)    $      (59)
Allowance for uncollectible
 accounts receivable                                   -             98
Accelerated depreciation                            (243)           (46)
Unearned revenue and accrued expenses                800            435
Capitalized software                                 203            (10)
Net operating loss carryforward                    2,328          1,236
Valuation allowance                               (2,792)        (1,654)
                                           -------------------------------
Total deferred provision                      $        -     $        -
                                           ===============================

Variations from the federal statutory rate are as follows:

                                                 1997           1996
                                           -------------------------------
                                                   (IN THOUSANDS)
Expected benefit from federal income
  taxes at statutory rate of 34%              $   (2,476)    $   (1,527)
Effect of permanent differences                       17              -
Valuation allowance                                2,792          1,780
State tax benefit, net of federal
  benefit                                           (401)          (247)
Other                                                 68             (6)
                                           -------------------------------
                                              $        -     $        -
                                           ===============================

                      GLOBAL MED TECHNOLOGIES, INC.

4. INCOME TAXES (CONTINUED)

The components of the net accumulated deferred income tax asset as of December 31, 1997 and 1996 are as follows:

                                                 1997           1996
                                           -------------------------------
                                                   (IN THOUSANDS)
Deferred tax assets:
  Cash to accrual adjustment                  $        -     $      296
  Excess of capital losses over
    capital gains                                     79             79
  Net operating loss carryforward                  4,059          1,731
  Allowance for uncollectible accounts
    receivable                                       217            217
  Unearned revenue and accrued expenses            1,466            666
  Valuation allowance                             (5,576)        (2,784)
                                           -------------------------------
                                                     245            205

Deferred tax liabilities:
  Capitalized software                               (54)           149
  Accelerated depreciation                           299             56
                                           -------------------------------
                                                     245            205
                                           -------------------------------
Deferred tax asset, net                       $        -     $        -
                                           ===============================

                      GLOBAL MED TECHNOLOGIES, INC.

5. LEASES

The Company leases equipment and office space. Rental expense under operating leases, included in general and administrative expenses in the accompanying statements of operations, for the years ended December 31, 1997 and 1996 was approximately $325,000 and $135,000, respectively. Certain leases of equipment and fixtures are classified as capital leases. A principal stockholder of the Company has personally guaranteed repayment of certain capital lease obligations. Included in equipment and fixtures in the accompanying consolidated balance sheets are the following assets held under capital leases on behalf of continuing operations:

                                                     DECEMBER 31
                                                 1997           1996
                                           -------------------------------
                                                   (IN THOUSANDS)
Furniture and fixtures                           $127          $  55
Machinery and equipment                           179              -
Computer hardware and software                    582            507
                                           -------------------------------
Assets under capital lease                        888            562
Less accumulated amortization                    (468)          (166)
                                           --------------------------------
Assets under capital lease, net                  $420           $396
                                           ================================

The following represents the minimum lease payments remaining under capital leases and the future minimum lease payments for all noncancelable operating leases included in continuing operations at December 31, 1997:


                                                CAPITAL      OPERATING
                                                LEASES         LEASES
                                           -------------------------------
                                                   (IN THOUSANDS)
1998                                            $ 282          $ 417
1999                                              116            421
2000                                               73            433
2001                                               37            396
2002                                               21            268
                                           -------------------------------
Total minimum lease payments                      529         $1,935
                                                          =================
Less amount representing interest                (102)
                                           --------------
Present value of minimum lease payments           427
Less current portion of obligations
 under capital lease                             (229)
                                           --------------
Obligations under capital lease,
 less current portion                           $ 198
                                           ==============

                      GLOBAL MED TECHNOLOGIES, INC.

6. SHORT-TERM DEBT

The Company maintained a $25,000 unsecured revolving credit line with a bank which accrued interest at an annual rate of prime plus one percent or
a minimum of ten percent and matured on March 1, 1997.   Amounts
outstanding under this revolving line of credit were $25,000 at December 31, 1996. In April 1997, the Company repaid this revolving line of credit, including accrued interest, from a portion of the net proceeds of the February 1997 initial public offering (the Offering). See Note 8 for a further description of the Offering.

The Company maintained a $1 million line of credit with a bank secured by substantially all of the Company's assets except for those assets under lease agreements (see Note 5), which accrued interest at an annual rate of prime plus two percent and which matured on February 12, 1997. Amounts outstanding under this line of credit were $970,000 at December 31, 1996. In February 1997, the Company repaid this line of credit, including accrued interest, from a portion of the net proceeds of the Offering.

The Company maintained a $55,000 unsecured line of credit with a bank which accrued interest at an annual rate of 14.75 percent. Amounts outstanding under this line of credit were $50,000 at December 31, 1996. In February 1997, the Company repaid this line of credit, including accrued interest, from a portion of the net proceeds of the Offering.

During 1996, the Company entered into a $25,000 unsecured promissory note with an individual which accrued interest at an annual rate of twelve percent. At December 31, 1996, $25,000 was outstanding under this promissory note. In February 1997, the Company repaid this promissory note, including accrued interest, from a portion of the net proceeds of the Offering.

As of December 31, 1997, the Company does not have any outstanding or available short term debt other than its capital lease obligations (see
Note 5).

The Company incurred interest expense on short term debt, excluding interest expense on capital lease obligations, of approximately $10,000 and $151,000 for the years ended December 31, 1997 and 1996, respectively (see
Note 8).

                      GLOBAL MED TECHNOLOGIES, INC.

7. STOCK OPTION PLANS

The Company has a Second Amended and Restated Stock Option Plan for employees, officers, directors and consultants of the Company (the Stock Option Plan). The Stock Option Plan provides for the issuance of options to purchase up to 2.2 million shares of common stock. As of December 31, 1997, the Company has issued 14,480 shares of common stock in connection with the exercise of 14,480 stock options granted under the Stock Option Plan (see Note 8). As of December 31, 1997, there were a total of 2,185,520 shares of common stock reserved for future issuance under the Stock Option Plan, including 860,218 shares of common stock underlying stock options outstanding and unexercised. Additionally and as of December 31, 1997, there were a total of approximately 445,000 vested stock options under the Stock Option Plan which were exercisable at an average exercise price of approximately $1.85 per share and which expire in 2002 to 2007(see
Note 10).

The terms of any options granted under the Stock Option Plan are not required to be identical as long as they are not inconsistent with the express provisions of the Stock Option Plan. Options may be granted as incentive options or as nonqualified options; however, only employees of the Company are eligible to receive incentive options. The period during which options vest may not exceed ten years; however, the majority of the options granted under the Stock Option Plan are either fully vested upon the date of grant or vest over five years at the rate of twenty percent per year. The exercise price for incentive options may not be less than one-hundred percent of the fair market value of the common stock on the grant date, except that the exercise price for incentive options granted to persons owning more than ten percent of the total combined voting power of the common stock may not be less than one-hundred and ten percent of the fair market value of the common stock on the grant date and may not be exercisable for more than five years. The exercise price for nonqualified options may not be less than eighty-five percent of the fair market value of the common stock on the grant date.

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for by Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (Statement No. 123), requires use of option valuation models that were not developed for use in valuing the stock options. Pursuant to APB 25 and because the exercise price of the Company's stock options, granted to employees, equals or exceeds the estimated market price of the underlying common stock on the date of grant, no compensation expense is recognized.

                      GLOBAL MED TECHNOLOGIES, INC.

7. STOCK OPTION PLANS (CONTINUED)

Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. Prior to the Offering, the fair value of these options was estimated at the date of grant using the minimum value method available to nonpublic companies under Statement No. 123 (see Note 8). Under this method, option value is determined as the excess of the fair value of the common stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate, over the expected exercise life of the option. As a result of the Offering, the Company uses the Black-Scholes option pricing model to determine the fair value of options granted subsequent to December 31, 1996. A risk-free rate of approximately 5.8% and 5.3% for the years ended December 31, 1997 and 1996, respectively; and a weighted-average expected life of ten years and a dividend yield of 0% were used for the years ended December 31, 1997, 1996 and 1995; volatility factors of the expected market price of the Company's stock of $1,394 and $1.362 for the year ended December 31, 1997.

For the purposes of pro forma disclosures, the estimated fair value of the employee options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                 1997           1996
                                           -------------------------------
Pro forma net loss                              $(7,513)       $(4,582)
Pro forma net loss per share                    $ (0.97)       $ (1.02)

Because Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 2001.

                      GLOBAL MED TECHNOLOGIES, INC.

7. STOCK OPTION PLANS (CONTINUED)

A summary of the Company's stock option activity and related information regarding the Stock Option Plan are as follows:

                            INCENTIVE STOCK          NONQUALIFIED STOCK
                              OPTION PLAN              OPTION PLAN
                    ---------------------------------------------------------
                                        STOCK                     STOCK
                         NUMBER OF      OPTION     NUMBER OF     OPTION
                           STOCK        PRICE        STOCK        PRICE
                          OPTIONS       RANGE       OPTIONS       RANGE
                    ---------------------------------------------------------
Outstanding,
 December 31, 1995          302,750  $1.00 - 3.75      32,029      $1.54
  Granted                   206,750   2.50 - 3.75      31,500       3.75
  Exercised                    (480)     1.54               -        -
  Forfeited                  (4,920)  1.54 - 2.50           -        -
                    ---------------------------------------------------------
Outstanding,
 December 31, 1996          504,100   1.00 - 3.75      63,529   1.54 - 3.75
  Granted                   371,248   1.54 - 2.00     381,691   1.00 - 2.875
  Exercised                 (14,000)     1.54               -        -
  Forfeited                (421,350)  1.00 - 3.75     (25,000)      2.50
                    ---------------------------------------------------------
Outstanding,
 December 31, 1997          439,998  $1.81 - $3.75    420,220  $1.00 - $3.75
                    =========================================================

The weighted average fair value of options granted during the year ended December 31 were:
                                                1997              1996
                                              --------------------------
Stock price equals exercise price              $1.96             $2.90
Stock price greater than exercise price        $1.89             $   -
Stock price less than exercise price           $1.85             $   -

During the second quarter of 1996, the Company entered into an agreement with a business advisory enterprise (the 1996 Stock Option Agreement). In connection with the 1996 Stock Option Agreement, the Company granted 160,000 stock options at an exercise price of $2.50 per share. The Company recognized expense in 1996 related to these options of $45,000. During 1997, the Company and the business advisory enterprise agreed to change certain terms and conditions of the 1996 Stock Option Agreement. As a result, the Company recognized expense in 1997 of $155,000. These amounts are included in sales and marketing expense in the accompanying consolidated statements of operations. These options were not granted as part of the Company's Stock Option Plan and are not included in the summary of the Company's stock option activity table above. To date, no options have been exercised as a result of the 1996 Stock Option Agreement.

During 1997, the Company recognized expense of $314,000 related to certain grants of stock options within the Company's Stock Option Plan. This amount consists of approximately $146,000 included in sales and marketing expense, $136,000 included in general and administrative expense, $22,000 included in research and development expense and $10,000 included in costs of revenue in the accompanying 1997 consolidated statement of operations.

                      GLOBAL MED TECHNOLOGIES, INC.

8. STOCKHOLDERS' EQUITY AND NOTES PAYABLE

In May 1995, the Company completed a private placement of 150,000 units at $5 per unit (the May 1995 Private Placement). Each unit consisted of two shares of common stock ($2.45 each) and one common stock warrant ($0.10 each), exercisable at $3.00 per share for a period of three years from the closing date of the May 1995 Private Placement. During the first quarter of 1996, 150,000 common stock warrants issued in conjunction with the May 1995 Private Placement were exercised for $450,000. In addition and as a result of the Offering, the Company issued 120,000 shares of common stock during the first quarter of 1997 in connection with the May 1995 Private Placement provision for a share adjustment since the price per common share in the Company's Offering was less than $4.90 per share.

During the first quarter of 1996, the Company completed a private placement whereby it issued 66,667 shares of Series A convertible preferred stock at $3.75 per share. During 1996, the preferred shares were converted into 66,667 shares of common stock.

During the second quarter of 1996, the Company conducted an offering consisting of convertible notes with detachable common stock warrants and which accrue interest at an annual rate of ten percent (the 10% Notes).
The 10% Notes matured in three years from the date of issuance and were convertible into common stock of the Company at $3.75 per share. In addition, each note holder received one detachable common stock warrant for the right to purchase one share of common stock at $3.75 per share for each $4 invested. The warrants are exercisable over a period of three years. Total net proceeds from the 10% Note offering amounted to approximately $751,000. Approximately $181,000 of the net proceeds from the 10% Notes issuance were received from certain individuals who individually are beneficial owners of over 5% of the outstanding common stock of the Company and other officers, directors and employees of the Company under the same terms and conditions as nonaffiliates. During the first quarter of 1997, certain note holders converted approximately $349,000 of principal and accrued interest into 93,003 shares of common stock. Common stock issuable related to the detachable warrants provided in conjunction with the 10% Notes amounts to 187,800 shares (see Note 10). During the fourth quarter of 1996, certain note holders converted $105,000 of principal and accrued interest into 28,000 shares of common stock. Interest expense related to the 10% Notes was approximately $5,000 in 1997 and approximately $43,000 in 1996.

During the third quarter of 1996, the Company completed a private placement whereby it issued 800,000 shares of common stock at $2.50 per share. Net proceeds from the private placement were approximately $1.74 million and were primarily used for working capital purposes.

                      GLOBAL MED TECHNOLOGIES, INC.

8. STOCKHOLDERS' EQUITY AND NOTES PAYABLE (CONTINUED)

During January 1997, the Company received $450,000 from two unaffiliated investors related to an offering consisting of notes which accrued interest at an annual rate of twelve percent (the 12% Notes). In connection with the 12% Notes, the Company issued 150,000 common stock warrants which are exercisable at eighty-five percent of the price per share of the Company's common stock included in the Offering. In the first quarter of 1997, the Company incurred $79,000 of expense in connection with the issuance and registration of the 150,000 warrants which is included in other expenses in the accompanying 1997 consolidated statement of operations. During February 1997, the Company used a portion of the net proceeds from the Offering to repay $450,000, plus accrued interest of approximately $5,000, related to the 12% Notes.

During February 1997, the Company completed an initial public offering (the Offering) whereby it issued 1,337,000 units, each unit consisting of two shares of common stock and one common stock purchase warrant (the Units), at $7.00 per Unit. Net proceeds from the Offering (including net proceeds from the underwriter's overallotment option) were approximately $8.2 million.

In March 1997, the Company paid approximately $355,000 to certain holders of the 10% Notes, who did not convert their 10% Notes and accrued interest into common stock, from a portion of the net proceeds of the Offering (see
Note 11). Approximately $190,000 of the $355,000 was paid to affiliates of the Company under the same terms and conditions as nonaffiliates.

During 1997, holders of 14,000 common stock options, which were originally within the Company's Stock Option Plan, exercised their options at an exercise price of $1.54 per share (see Note 7).

In the fourth quarter of 1997, the Company adopted a stock compensation plan (the Stock Compensation Plan). The Stock Compensation Plan provides for the issuance of up to 100,000 shares of common stock to employees, consultants and others involved in the Company's business. During the fourth quarter of 1997, the Company issued 12,500 shares of common stock to a corporate marketing enterprise. These shares were issued under the Stock Compensation Plan. The Company recognized approximately $26,000 in expense related to this issuance. This amount is included in sales and marketing expense in the accompanying 1997 consolidated statement of operations. As of December 31, 1997, there were a total of 87,500 shares of common stock reserved for future issuance under the Stock Compensation Plan (see Note
10).

                      GLOBAL MED TECHNOLOGIES, INC.

8. STOCKHOLDERS' EQUITY AND NOTES PAYABLE (CONTINUED)

Certain members of the Company's Scientific Advisory Committee serve as officers and directors of certain of the Company's customers. In addition, these members also are beneficial owners of the Company's common stock through grants of stock options and through the Company's 1996 10% Note offering (see Note 7).

9. CONTRIBUTIONS TO RETIREMENT PLAN

The Company has a 401(k) retirement plan which covers eligible employees, as defined, of the Company (the 401(k) Plan). Employees may defer up to fifteen percent of their annual compensation up to the maximum amount as determined by the Internal Revenue Service. Under the 401(k) Plan , the Company, at its discretion, may make contributions to the plan. No Company contributions were made to the 401(k) Plan in 1997 or 1996. The Company paid 401(k) Plan administrative expenses of approximately $4,000 for the years ended December 31, 1997 and 1996. Such 401(k) Plan expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

10. COMMITMENTS AND CONTINGENCIES

The Company has entered into ten long term employment agreements with certain management employees, eight of which are in effect at December 31, 1997 and the initial terms are generally for three to five years. Certain of the eight employment agreements may be extended for two additional years. Such agreements, which can be revised from time to time, provide for minimum salary levels as adjusted for cost-of-living changes, as well as for incentive bonuses which are payable when specified management goals are attained. Four of the employment agreements would require the Company to pay a lump-sum payment of up to $2.5 million if the Company terminates employment for any reason other than cause or disability. At December 31, 1997, the aggregate commitment for future salaries payable through May 2001, excluding bonuses, is approximately $1.4 million. If all agreements are extended, the additional commitment for future salaries will be approximately $1.5 million. During 1997, the Company incurred and paid approximately $830,000 in connection with the eight employment agreements described above. This amount consists of $500,000 included in payroll and other expense and $330,000 included in research and development expense in the accompanying 1997 consolidated statements of operations.

                      GLOBAL MED TECHNOLOGIES, INC.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company maintains product liability insurance for Wyndgate's software-related products. To date, no claims have been filed against the Company related to its Wyndgate developed SAFETRACE(R) software product and services or any other of its software-related products and services. In addition, the Company applied for certain regulatory approval of its SAFETRACE(R) software product during October 1995. The Company was permitted to market the SAFETRACE(R) software product during the review process. In April 1997, Wyndgate received notification from the United States Food and Drug Administration of their finding of substantial equivalence of the SAFETRACE(R) software product. This determination permits the Company to continue to market the SAFETRACE(R) software product in the United States.

In January 1993, Wyndgate entered into an agreement with the Royalty Group to develop the Blood Bank Management Information System Software (BBMIS). As part of the consideration for the Royalty Group funding approximately $1.1 million of the development of BBMIS (currently known as SAFETRACE(R)) Wyndgate agreed to pay the Royalty Group certain royalty payments on future software license fees. All payments are due 30 days after each quarter and are based on software license fees collected. Royalty expenses related to this agreement were approximately $65,000 and $323,000 for the years ended December 31, 1997 and 1996, respectively, and are included in cost of revenues in the accompanying consolidated statements of operations. The time period under the royalty schedule is based upon the first date of customer invoicing, which was September 14, 1995 (see Note 1). The royalty payment schedule is as follows:

     From September:
       1995 - 1997                      12 percent
       1997 - 1998                       9 percent
       1998 - 1999                       6 percent
       1999 - thereafter                 3 percent

In July 1996, the Company (through its Wyndgate division) entered into a development agreement (the ITxM Agreement) with The Institute for Transfusion Medicine (ITxM), to develop Commercial Centralized Transfusion System Software (Commercial CTS Software). The ITxM Agreement requires that the Commercial CTS Software (the Company's transfusion services software product, currently in beta testing and to be known as SAFETRACE TX(TM)) be completed by December 16, 1997. If not timely completed, the Company would be subject to certain monetary penalties. The ITxM

                      GLOBAL MED TECHNOLOGIES, INC.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Agreement provides for a royalty payment to ITxM from the Company for revenues received from the eventual sale of SAFETRACE TX(TM), net of certain fees and charges. The royalty period starts with the first commercial transfer for value of SAFETRACE TX(TM) by the Company. The royalty amounts for each year are higher if the sales of SAFETRACE TX(TM) are initiated by ITxM. The royalty payments range from ten or five percent in year one to two or one percent in year ten and thereafter. Through December 31, 1997, the Company has not incurred any royalty expenses related to the ITxM Agreement. During the fourth quarter of 1997, the Company recognized $485,000 in SAFETRACE TX(TM) development expense related to a further agreement between the Company and ITxM regarding certain monetary penalties as defined in the ITxM Agreement (see Note 1 and Note
11). This amount is included in research and development expense in the accompanying 1997 consolidated statement of operations.

During November 1996, the Company (through its Wyndgate division) entered into an agreement with Ortho Diagnostic Systems, Inc. (ODSI), a subsidiary of Johnson & Johnson (the Ortho Agreement). The Ortho Agreement requires the Company to perform certain software development services in consideration of the payment by ODSI of $500,000 received by the Company in November 1996, and an additional payment of $500,000 received by the Company in January 1997 (see Note 1). The Ortho Agreement provided that until May 14, 1997 (the Exclusivity Period), ODSI had the exclusive right to negotiate with the Company with respect to the Company's activities and developments in information technology and intellectual property relating to donor and transfusion medicine (the Technology) and that, during the Exclusivity Period, the Company would not, directly or through any intermediary, accept, encourage, solicit, entertain or otherwise discuss any acquisition of any of the Company's common stock, business, property or know-how, including the Technology, with any person or entity other than ODSI or an affiliate thereof and would not otherwise encumber the ability of ODSI or an affiliate thereof to enter into any arrangement with the Company concerning the Technology.

Pursuant to the Ortho Agreement, the Company granted ODSI a right of first refusal for a period of six months after the expiration of the Exclusivity Period in the event the Company proposes to transfer, dispose of, sell, lease, license (except on a non-exclusive basis in the ordinary course of its business), mortgage or otherwise encumber or subject to any pledge, claim, lien, charge, encumbrance or security interest (except for a security interest with a bank which was in effect at the time the Ortho Agreement was negotiated) of any kind or nature, any of the Technology.

                      GLOBAL MED TECHNOLOGIES, INC.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In May 1997, the Company received communication from ODSI that it had not yet completed an internal evaluation of the Company's Technology and would not be prepared at the conclusion of the Exclusivity Period to discuss a transaction between the Company and ODSI. ODSI requested, and the Company agreed, that ODSI be permitted to continue its evaluation of the Company's Technology, on a non-exclusive basis, with the intent of responding to the Company by July 14, 1997 regarding whether or not ODSI would propose some form of transaction with the Company. On July 14, 1997, the Company and ODSI (collectively the Parties) agreed to a further extension to September 30, 1997. In connection with the extension to September 30, 1997, ODSI relinquished its right of first refusal. On September 17, 1997, the Parties agreed to a further extension to December 31, 1997. On December 22, 1997, the Parties agreed to a further extension to June 30, 1998. In connection with the extension to June 30, 1998, the Parties agreed that ODSI has until December 31, 1998 to elect to require the Company (through Wyndgate) to provide certain software development services as defined in the Ortho Agreement (see Note 1).

As of December 31, 1997, the Company had 4,628,908 shares of common stock reserved for future issuance as a result of the following: 2,185,520 shares underlying unexercised stock options granted within the Company's Stock Option Plan, 860,218 of which are outstanding and exercisable at $1.00 to $3.75 per share and which expire in 2002 through 2007 (see Note 7); 160,000 shares underlying unexercised stock options granted to a business advisory enterprise pursuant to the 1996 Stock Option Agreement, which are exercisable at $2.50 per share and expire in 2002 (see Note 7); 187,800 shares underlying warrants granted in connection with the 10% Note offering, which are exercisable at $3.75 per share and expire in 1999 (see
Note 8); 1,858,088 shares underlying warrants issued in connection with the Offering, the underwriter's overallotment option and other warrants granted to the Company's underwriter, which are exercisable at $4.55 to $7.51 per share and which expire in 2000 through 2002 (see Note 8); 150,000 shares underlying warrants granted in connection with the 12% Notes, which are exercisable at $2.98 per share and which expire in 1999 (see Note 8) and 87,500 unissued shares in connection with the Stock Compensation Plan (see
Note 8).

                      GLOBAL MED TECHNOLOGIES, INC.

11. SUBSEQUENT EVENTS

In January 1998, the Company and ITxM agreed (the "January 1998 Agreement") that the Company would not be required to pay monetary penalties in the approximate amount of $485,000 to ITxM, which were incurred as a result of delays in development of SAFETRACE TX(TM), in consideration of the Company providing to ITxM additional maintenance services and product upgrades and substitute liquidated damage provisions for delays. The first of such revised dates and liquidated damage provisions was April 3, 1998, by which the Company was to initiate beta testing of SAFETRACE TX(TM) or pay $500 per day. SAFETRACE TX(TM) was delivered to ITxM for beta testing on April 6, 1998, which was within the grace period provided for in the January 1998 Agreement. Pursuant to the January 1998 Agreement, beta testing of SAFETRACE TX(TM) is to be completed by July 17, 1998, or the Company will face liquidated damages of $1,000 per day.

In January 1998 and in connection with a May 1995 noncompete agreement, the Company's Board of Directors approved payment of $115,000 to the Company's Chairman and Chief Executive Officer. The remaining noncompete amount of $35,000 remains payable to a management employee of the Company's Wyndgate division who is also a shareholder of the Company (see Note 3).

In January 1998, the Company and its Chairman and CEO, were informed of a lawsuit filed by a former employee of a DataMed customer seeking undisclosed damages as a result of a March 1995 alleged erroneous substance abuse test result issued by a DataMed Medical Review Officer (MRO). Management believes that all mandated and necessary MRO procedures were performed and correctly executed. Legal proceedings tend to be unpredictable and costly. However, based on the currently available information, management believes that the resolution of this legal proceeding will not have a material adverse effect on the Company's operating results, financial position or cash flow. Although the Company has not received a final determination from its malpractice insurance carrier regarding insurance coverage for this matter, management believes that any damages arising out of this pending case are adequately covered by the Company's malpractice insurance coverage and recorded accruals. No range of a reasonably possible loss can be estimated because in this matter, the complaint is silent as to the amount of damages sought. The Company's deductible for such claims is approximately $5,000 and is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 1997 (see Note 1).

On February 9, 1998, the Company's common stock and warrants were delisted from the Nasdaq Small-Cap Market, and commenced trading on the Bulletin Board.