Form 10QSB
period 1998-03-31
GLOBAL MED TECHNOLOGIES INC
filed 1998-05-20
CIK 1009463

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended    March 31, 1998
                                            --------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                 Commission file number        O - 22083
                                        ------------------------

                      GLOBAL MED TECHNOLOGIES, INC.
-------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

       COLORADO                                    84-1116894
----------------------------             --------------------------------
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

        12600 West Colfax, Suite A-500, Lakewood, Colorado  80215
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

As of March 31, 1998, 8,148,255 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format    Yes       No  X
                                                    -----    -----

                      GLOBAL MED TECHNOLOGIES, INC.

                               FORM 10-QSB

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                            TABLE OF CONTENTS

                                                                 PAGE NO.

Part I.  Financial Information

     Item 1.  Financial Statements

          a.   Consolidated Balance Sheets as of
               March 31, 1998 (unaudited) and
               December 31, 1997 . . . . . . . . . . . . . . . . . . . .3

          b.   Unaudited Consolidated Statements of Operations
               for the three months ended March 31, 1998
               and March 31, 1997. . . . . . . . . . . . . . . . . . . .5

          c.   Unaudited Consolidated Statement of Stockholder's
               Deficit for the three months ended March 31, 1998 . . . .6

          d.   Unaudited Consolidated Statements of Cash Flows for
               the three months ended March 31, 1998
               and March 31, 1997. . . . . . . . . . . . . . . . . . . .7

          e.   Notes to Unaudited Consolidated Financial Statements. . .9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . 13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33

Part II.  Other Information

     Item 2.  Changes in Securities and Use of Proceeds

          f.   Use of Proceeds . . . . . . . . . . . . . . . . . . . . 32

     Item 6.  Exhibits and Reports on Form 8-K

          a.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . 33

          b.  Reports on Form 8-K. . . . . . . . . . . . . . . . . . . 33

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     Global Med Technologies, Inc.
                      Consolidated Balance Sheets
                            (In thousands)

                                               MARCH 31,
                                                 1998        DECEMBER 31,
                                              (UNAUDITED)       1997
                                             ----------------------------
Assets
Current assets:
  Cash and cash equivalents                     $    782   $      2,370
  Accounts receivable-trade, net of
    allowance for uncollectible accounts of
    $275 and $175 at March 31, 1998 and
    December 31, 1997, respectively                  266            175
  Unbilled revenues, net of allowance for
    uncollectible accounts of $25 and $125 at
     March 31, 1998 and December 31, 1997,
     respectively                                     33            158
  Prepaid expenses and other assets                  330            256
                                             ----------------------------
Total current assets                               1,411          2,959

Equipment and fixtures, at cost:
  Furniture and fixtures                             367            367
  Machinery and equipment                            312            303
  Computer hardware and software                   1,202          1,166
                                             ----------------------------
                                                   1,881          1,836
  Less accumulated depreciation
   and amortization                                 (809)          (665)
                                             ----------------------------
                                                   1,072          1,171

Capitalized software development costs,
  less accumulated amortization of $469
  and $403 at March 31, 1998 and
  December 31, 1997, respectively                    270            136
                                             ----------------------------
Total assets                                   $   2,753      $   4,266
                                             ============================

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     Global Med Technologies, Inc.
                Consolidated Balance Sheets (continued)
               (In thousands, except par value amounts)


                                               MARCH 31,
                                                 1998        DECEMBER 31,
                                              (UNAUDITED)       1997
                                             ----------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                               $   487        $   324
  Accrued expenses                                 1,135            599
  Accrued payroll                                    227            398
  Accrued compensated absences                       445            449
  Noncompete accrual                                  35            150
  Unearned revenue                                 3,493          2,761
  Current portion of capital lease
    obligations                                      208            229
  Net liabilities of discontinued
    operations                                         -            631
                                             ----------------------------
Total current liabilities                          6,030          5,541

Capital lease obligations,
  less current portion                               159            198

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $.01 par value:
    Authorized shares - 10,000
    None issued or outstanding                         -              -
  Common stock, $.01 par value:
    Authorized shares - 40,000
    Issued and outstanding shares - 8,148
     at March 31, 1998 and
     December 31, 1997                                82             82
  Additional paid-in capital                      13,420         13,420
  Accumulated deficit                            (16,938)       (14,975)
                                             ----------------------------
Total stockholders' deficit                       (3,436)        (1,473)
                                             ----------------------------
Total liabilities and stockholders'
 deficit                                       $   2,753      $   4,266
                                             ============================


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     Global Med Technologies, Inc.
                 Consolidated Statements of Operations
                              (Unaudited)
          (In thousands, except per common share information)


                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 1998           1997
                                             ----------------------------

Revenues:
  Software sales and consulting                  $   768      $   1,000
  Hardware and software, obtained
   from vendors                                       40            170
                                             ----------------------------
                                                     808          1,170

Cost of revenues:
  Software sales and consulting                      471            301
  Hardware and software, obtained
   from vendors                                       38            143
                                             ----------------------------
                                                     509            444
                                             ----------------------------
Gross profit                                         299            726

Operating expenses:
  Payroll and other                                  305            496
  General and administrative                         164            238
  Sales and marketing                                335            434
  Research and development                         1,171            429
  Provision for doubtful accounts                      -             70
  Depreciation and amortization                      144             52
  Restructuring charges                              138              -
                                             ----------------------------
Loss from continuing operations
  before other income (expense)                   (1,958)          (993)

Interest income                                       12             50
Interest expense                                     (17)           (31)
Other                                                  -            (79)
                                             ----------------------------

Loss from continuing operations                   (1,963)        (1,053)

Loss from discontinued operations                      -           (544)
                                             ----------------------------
Net loss                                       $  (1,963)     $  (1,597)
                                             ============================

Basic and diluted loss per share of
common stock:
  Loss from continuing operations              $   (0.24)     $   (0.16)
  Loss from discontinued operations                    -      $   (0.08)
                                             ----------------------------
    Net loss                                   $   (0.24)     $   (0.24)
                                             ============================
Weighted average of common shares
outstanding                                        8,148          6,485
                                             ============================

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     Global Med Technologies, Inc.
           Consolidated Statement of Stockholders' Deficit
                            (In thousands)




                                      Common Stock         Additional
                                ------------------------     Paid-In   Accumulated
                                   Shares       Amount       Capital      Deficit        Total
                                ------------------------------------------------------------------
Balance, December 31, 1997       8,148        $    82      $   13,420    $ (14,975)     $ (1,473)
Net loss (unaudited)                -              -               -        (1,963)       (1,963)
                                ------------------------------------------------------------------
Balance, March 31, 1998
 (unaudited)                     8,148        $    82      $   13,420    $ (16,938)     $ (3,436)
                                ==================================================================

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     Global Med Technologies, Inc.
                 Consolidated Statements of Cash Flows
                              (Unaudited)
                            (In thousands)


                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 1998           1997
                                              ---------------------------
OPERATING ACTIVITIES
Net loss                                       $  (1,963)     $  (1,597)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Loss from discontinued operations                    -            544
  Depreciation                                       144             52
  Amortization                                        66             60
  Expense related to issuance of
    common stock, options and warrants                 -            234
  Changes in operating assets and
   liabilities:
    Accounts receivable-trade, net                   (91)           574
    Unbilled revenues, net                           125           (403)
    Prepaid expenses and other assets                (74)            59
    Capitalized software development costs          (200)             -
    Accounts payable                                 163           (149)
    Accrued expenses                                 114            (56)
    Accrued payroll                                 (171)           (51)
    Accrued compensated absences                      (4)            23
    Noncompete accrual                              (115)             -
    Unearned revenue                                 732            223
                                             ----------------------------
Net cash used in continuing operations            (1,274)          (487)
Net cash used for discontinued operations           (209)          (921)
                                             ----------------------------
Net cash used in operating activities             (1,483)        (1,408)

INVESTING ACTIVITIES
Purchases of equipment and fixtures                  (45)           (77)
Capital expenditures of discontinued
  operations                                           -            (48)
                                             ----------------------------
Net cash used in investing activities                (45)          (125)

FINANCING ACTIVITIES
Borrowings on short-term debt                          -            450
Principal payments on short-term debt                  -         (1,508)
Principal payments under capital
 lease obligations                                   (60)           (39)
Principal payments under capital
 lease obligations of discontinued
  operations                                           -            (57)
Principal payments on notes payable                    -           (327)
Issuance of common stock                               -          8,258
Deferred offering costs                                -            486
                                             ----------------------------
Net cash (used in)
  provided by financing activities                   (60)         7,263
                                             ----------------------------

                     Global Med Technologies, Inc.
           Consolidated Statements of Cash Flows (continued)
                              (Unaudited)



                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 1998           1997
                                             ---------------------------
                                                    (IN THOUSANDS)

Net (decrease) increase in cash and
 cash equivalents                             $   (1,588)   $     5,730
Cash and cash equivalents at
 beginning of period                               2,370            489
                                             ----------------------------
Cash and cash equivalents at
 end of period                                $      782    $     6,219
                                             ============================

Supplemental disclosures:

  The Company entered into capital lease obligations of approximately $27,000 during the three months ended March 31, 1997.

  Interest expense approximates interest paid.

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Med Technologies, Inc. (the "Company") have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of its financial position at March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997 have been included.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. The interim results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for any other interim period of 1998 or for the year ending December 31, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The unaudited consolidated financial statements reflect the Company's DataMed International division, which was sold on December 15, 1997, as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 (see Note 3).

2. LIQUIDITY AND MANAGEMENT'S PLANS

From inception to March 31, 1998, the Company incurred cumulative net losses of approximately $17 million. The Company expects to continue to incur net losses until 1999, and possibly thereafter, until its existing SAFETRACE(R) software product is completely implemented and operational within the Company's customers' information system environments and until its transfusion services software product (to be known as SAFETRACE TX(TM), which is currently in beta testing, is established in its markets. On April 14, 1998 and as amended on April 16, 1998 and on April 20, 1998, the Company entered into two financing agreements with two related parties, which were previously not affiliated with the Company, as follows: a loan of $1.5 million and a line of credit of up to $1.65 million. Both the loan and the line of credit accrue interest at 12% per annum to be paid monthly, with principal and any unpaid interest to be repaid upon maturity of 366 days after April 14, 1998. The Company agreed to pay a cash finder's fee of 9% of the amounts drawn upon the line of credit to RAF Financial Corporation (RAF). RAF is related to the lenders and was also the lead underwriter for the Company's February 1997 initial public offering.

Pursuant to the agreements, the lenders will have certain rights which will include the right to appoint five members to the Company's Board of Directors, the option to cancel all management and employee contracts and the right to veto any contract for employment, loans or leases valued over $250,000.

In consideration for the $1.5 million loan, the lender received 6 million detachable warrants, exercisable at $.25 per warrant, for 6 million shares of the Company's common stock. The exercise price of the detachable warrants was substantially below the market price for the Company's common stock at the grant date of April 14, 1998. In consideration of extending the $1.65 million line of credit, the lender received 1 million detachable warrants, exercisable at $.25 per warrant, for 1 million shares of the Company's common stock. If the Company draws upon the $1.65 million line of credit, the lender will receive an additional 5 million detachable warrants, exercisable at $.25 per warrant, for 5 million shares of the Company's common stock. The warrants are exercisable over a 10-year period from April 14, 1998. The Company must use its best efforts to register the common stock underlying the detachable warrants on or before July 14, 1998. If the Company defaults on the $1.5 million loan or the $1.65 million line of credit, the debt, including any interest, can be converted into shares of the Company's common stock on the basis of one share for each $.05 of debt.

The issuance of the discounted warrants will result in a significant noncash charge to the Company's 1998 consolidated statement of operations, which, based on a preliminary managerial assessment using the Black-Scholes pricing model, could range as high as $7.42 million and $5.3 million for the 7 million and 5 million discounted warrants, respectively.

In light of the Company's projected net losses and negative cash flows, management believes the Company has the financial resources with this additional financing to maintain its planned level of operations until April 1999 without obtaining additional financing. Management, however, recognizes that even with the current financing, the Company will need to obtain additional capital in 1999, or it may be required to substantially reduce its software development programs and other operating expenses.

3. DISCONTINUED OPERATIONS

On August 18, 1997, the Company entered into an asset purchase agreement with National Medical Review Offices, Inc. (NMRO) to sell its DataMed division to NMRO contingent upon approval from the Company's stockholders.
In conjunction with the sale, the Company and NMRO also entered into a management agreement where NMRO agreed effective July 1, 1997 to assume the direction and control of the business and operations of DataMed.
Accordingly, NMRO managed the business and assumed ownership responsibility for the operational results from July 1, 1997 through the date of final close. On December 15, 1997, upon stockholders' approval, the Company finalized the sale of the assets and operations of DataMed to NMRO which yielded net proceeds of approximately $775,000 through April 15, 1998, net of various closing costs and the assumption of certain liabilities.

The operating results of the discontinued operations reflected in the Company's unaudited consolidated statements of operations are summarized as follows (in thousands):

                                         THREE MONTHS ENDED
                                           MARCH 31, 1997
                                         ------------------
Substance abuse testing
  and other revenue                         $    1,419
Cost of revenue                                  1,089
                                          ----------------
Gross profit                                       330
                                          ================

Net loss                                          (544)
                                          ================

The net liabilities of the discontinued operations are summarized as follows (in thousands):

                                           MARCH 31, 1997
                                         ------------------
Current assets                              $      972
Equipment and fixtures, net                        708
Current liabilities                             (1,933)
Long-term liabilities                             (398)
                                          ----------------
Net liabilities                             $     (651)
                                          ================

4. REVENUE RECOGNITION

As of January 1, 1998, the Company adopted AICPA SOP 97-2, SOFTWARE REVENUE RECOGNITION, which is effective for transactions that the Company entered into during the three months ended March 31, 1998 and for transactions which the Company will enter into in the future. Prior periods were not restated. The most significant impact of SOP 97-2 on the Company's revenue recognition accounting policies is that for licenses with multiple elements, revenue is recognized later than under past practices.

5. RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

Global Med Technologies, Inc. (the "Company"), through its operating division Wyndgate Technologies ("Wyndgate"), designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related
facilities.   Revenues for Wyndgate are derived from the licensing of
software, the provision of consulting and other value-added support services and the resale of hardware and software obtained from vendors. On December 15, 1997, the Company sold its DataMed International division ("DataMed") which is in the business of substance abuse testing management services. The unaudited consolidated financial statements and related footnotes herein reflect DataMed as discontinued operations.

On April 14, 1998, the Company entered into two debt financing agreements which provided the Company up to $3 million in borrowings in exchange for up to 12 million warrants exercisable at $.25 each into 12 million shares of the Company's common stock. Should the Company not repay the financing proceeds and accrued interest thereon on or before April 15, 1999, the financing proceeds, including interest thereon, are convertible into approximately 70 million shares of common stock at $0.05 per share. The issuance of these warrants will result in significant, noncash charges to the Company's statement of operations. Management has not completed its assessment of the amounts to be charged to expense; however, based on current valuations using the Black-Scholes pricing model, the amounts to be charged to expense related to the seven million and five million warrants range as high as approximately $7.42 million and $5.3 million, respectively. See Note 2 to the unaudited consolidated financial statements herein for a further discussion of these agreements.

The Company completed its initial public offering of securities in the first quarter of 1997, from which it received net proceeds of approximately $8.2 million from the sale of 1,456,988 Units, each of which consisted of two shares of common stock and one Class A common stock purchase warrant (the "February 1997 public offering"). Through March 31, 1998, the Company has used all of the $8.2 million net proceeds from the February 1997 public offering. The Company's use of the $8.2 million net proceeds was principally to repay short-term debt, notes payable, accounts payable and other accrued expenses; to fund Wyndgate's research and development of a transfusion management information software product ("SAFETRACE TX(TM)"); to fund Wyndgate's sales and marketing efforts, as well as for general working capital purposes. Delays in software license fee revenues, delays in the implementation cycles and software development delays related to the SAFETRACE TX(TM) software product which entered beta testing on April 6, 1998, also contributed to the Company's use of net proceeds it received from the February 1997 public offering.

From inception to March 31, 1998, the Company incurred cumulative net losses of approximately $17 million. The Company expects to continue to incur losses until 1999, and possibly thereafter, until its existing SAFETRACE(R) software product is fully implemented and fully operational within the Company's customers information system environments and until SAFETRACE TX(TM) is established in its markets. The timing and amounts of the Company's expenditures will depend upon a number of factors, including the progress of the Company's research and development processes, the status and timing of regulatory approval, the timing of market acceptance of the Company's products, the level of support needed by the Company's customers to implement the software products they license from Wyndgate, and the efforts required to develop the Company's sales and marketing organization.

The results of operations and cash flows for the three months ended March 31, 1998 are not necessarily indicative of the results of operations and cash flows that may be expected for any other interim period of 1998 or for the year ending December 31, 1998.

The following discussion of the Company's results of operations and of its liquidity and capital resources is derived from and should be read in conjunction with the unaudited consolidated financial statements and the related notes herein.

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

Results of Operations for the three months ended March 31, 1998 and 1997
------------------------------------------------------------------------

REVENUES.   Revenues are comprised of software sales and consulting
revenues, and the resale of hardware and software obtained from vendors.

Revenues from software sales and consulting decreased by $232,000, or 23%, for the three months ended March 31, 1998 compared to the same three months in 1997. This decrease in software sales and consulting revenue is primarily the result of substantially reduced SAFETRACE(R) software revenue. Although the Company entered into three SAFETRACE(R) license agreements during the three months ended March 31, 1998, the Company was required to defer revenue recognition of these license fees pursuant to the revenue recognition requirements of SOP 97-2. See Note 4 to the unaudited consolidated financial statements herein for a further discussion of SOP 97-2. If management is successful in timely and effectively addressing the revenue recognition requirements of SOP 97-2, revenue related to these three license agreements could be accelerated. Management is in the process of evaluating the revenue recognition requirements of SOP 97-2 and currently expects that it will be successful in its efforts to address these revenue recognition requirements during the remainder of 1998. Failure to effectively address these revenue recognition requirements and future revenue recognition guidance regarding the software industry will continue to have a material adverse effect on the timing of software license revenue recognition.

Revenues from the resale of hardware and software, obtained from vendors decreased by $130,000, or 77%, for the three months ended March 31, 1998 compared to the same three months in 1997. This decrease was primarily due to decreases in the average price per order and in the number of Wyndgate customers which ordered third party hardware and software through Wyndgate.

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

COST OF REVENUE.   Cost of revenue as a percentage of total revenues
was 63% and 38% for the three months ended March 31, 1998 and 1997, respectively.

Cost of software sales and consulting as a percentage of the related revenue was 61% and 30% for the three months ended March 31, 1998 and 1997, respectively. This increase was primarily a result of decreased revenues derived from sales of Wyndgate's SAFETRACE(R) software product licenses discussed above and which are typically priced at higher profit margins than revenues from consulting and implementation related services. Additionally, relative increases in personnel and related benefit and travel expenses incurred during the three months ended March 31, 1998 for the high number of SAFETRACE(R) implementations, customer training and customer support services also contributed to the increase in the cost of software sales and consulting.

Cost of hardware and software, obtained from vendors as a percentage of the related revenue was 95% and 84% for the three months ended March 31, 1998 and 1997, respectively. Typically, revenues from the resale of hardware and software, obtained from vendors are priced at lower profit margins than revenues from software sales and consulting.

GROSS PROFIT. Gross profit as a percentage of total revenue was 37% and 62% for the three months ended March 31, 1998 and 1997, respectively. This decrease in gross profit was primarily a result of the decreased revenues derived from sales of the higher margin SAFETRACE(R) software products discussed above. Additionally, relative increases in revenues derived from the provision of lower margin consulting, implementation and customer support services also contributed to the decrease in gross profit experienced by the Company during the three months ended March 31, 1998.

PAYROLL AND OTHER.   Payroll and other decreased $191,000, or 39%, for the
three months ended March 31, 1998 compared to the same three months in 1997. The decrease in payroll and other was primarily due to decreased administrative and other management personnel expenses as a result of less administrative and management personnel deemed necessary by management for the Company's remaining Wyndgate operations. During the remainder of 1998, management does not anticipate substantial increases in the number of administrative and management personnel.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $74,000, or 31%, for the three months ended March 31, 1998 compared to the same three months in 1997. This decrease was attributable primarily to decreases in outside contract services and other general and administrative expenses. During the remainder of 1998, management does not anticipate substantial increases in the Company's general and administrative expenses.

SALES AND MARKETING.   Sales and marketing expenses decreased $99,000, or
23%, for the three months ended March 31, 1998 compared to the same three months in 1997. The decrease in sales and marketing expenses was primarily due to $155,000 of expenses related to certain stock options granted to a business advisory enterprise during the three months ended March 31, 1997 which were partially offset by increases in payroll related expenses for sales and marketing personnel during the three months ended March 31, 1998. Management anticipates there will be additional increases in sales and marketing efforts if the Company is successful in timely completing SAFETRACE TX(TM) beta testing and timely submitting for and receiving FDA 510(k) clearance for SAFETRACE TX(TM) during the next eighteen months.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $742,000, or 173%, for the three months ended March 31, 1998 compared to the same three months in 1997. The increase in research and development expenses was primarily due to an increase in the number of employees and contracted developers assigned to the development of Wyndgate's SAFETRACE TX(TM) transfusion management information system software product. Management anticipates research and development expenses to continue to be a substantial portion of the Company's operating expenses. Management's plans for Wyndgate's future software products and services require continual research and development expenditures in order to continue to capitalize on Wyndgate's existing technological base and its existing software development talent.

PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts decreased $70,000 for the three months ended March 31, 1998 compared to the same three months in 1997. This decrease was primarily due to anticipated improved collectability of accounts receivable and unbilled revenue derived from the sale of Wyndgate's products and services. Management does not anticipate substantial increases in the provision for doubtful accounts during the remainder of 1998 as management believes that its accounts receivable collection efforts and SAFETRACE(R) implementation efforts will continue to improve the collectability of accounts receivable and unbilled revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $92,000 or 177%, for the three months ended March 31, 1998 compared to the same three months in 1997. The increase in depreciation and amortization expense is due to increases in purchased fixed assets and fixed assets underlying capital lease financing.

RESTRUCTURING CHARGES. Restructuring charges were $138,000 for the three months ended March 31, 1998. During the three months ended March 31, 1998, management proposed and the Company's board of directors approved a substantial cost reduction program which initially resulted in a decrease of over 30 full time employees in addition to a decrease in the number of contracted developers. This cost reduction program is anticipated to assist in the reduction of the Company's operating expenses. Restructuring charges incurred during the three months ended March 31, 1998 are primarily attributable to costs associated with future outlays related to individuals no longer employed by the Company, fees related to restructuring Wyndgate's office lease and other costs. Management currently believes the current and anticipated employee base will be able to successfully service and market to Wyndgate's existing and anticipated SAFETRACE(R) customers, complete beta testing and receive 510(k) clearance for SAFETRACE TX(TM) within the next eighteen months and successfully and timely implement a sales and marketing program for SAFETRACE TX(TM). In addition, management believes the current employee base will be able to continue to provide effective and market-driven SAFETRACE(R)enhancements and upgrades to current and future customers. However, there can be no assurance that the Company will be successful as a result of the cost reduction program. During the remainder of 1998, management does not anticipate substantial additional restructuring charges.

INTEREST INCOME.   Interest income decreased $38,000 for the three months
ended March 31, 1998 compared to the same three months in 1997. This decrease was primarily due to less interest income derived from the net proceeds of the February 1997 public offering.

INTEREST EXPENSE. Interest expense decreased $14,000 for the three months ended March 31, 1998 compared to the same three months in 1997. This decrease was primarily due to the repayment of approximately $1.9 million in short term debt and notes payable from the net proceeds of the February 1997 public offering, which was partially offset by an increase in interest expense on capital lease obligations.

OTHER.   Other expenses decreased $79,000 for the three months ended March
31, 1998 compared to the same three months in 1997. This decrease was primarily due to $79,000 of expenses incurred during the three months ended March 31, 1997 in conjunction with the issuance and registration of warrants to two unrelated investors who provided the Company with approximately $450,000 through the January 1997 issuance of certain 12% notes. The 12% notes plus accrued interest thereon were repaid in full from a portion of the net proceeds from the February 1997 public offering.

LOSS FROM CONTINUING OPERATIONS.   The Company's loss from continuing
operations during the three months ended March 31, 1998 compared to the same three months in 1997 increased $910,000. The increased loss experienced during the three months ended March 31, 1998 was primarily attributable to a substantial decrease in revenues derived from sales of SAFETRACE(R), relative increases in revenue derived from the provision of lower margin services, increased research and development expenses incurred for SAFETRACE TX(TM) development, and increases in depreciation and amortization and restructuring charges.

LOSS FROM DISCONTINUED OPERATIONS. The Company's loss from discontinued operations during the three months ended March 31, 1997 was $544,000. See
Note 3 to the unaudited consolidated financial statements herein for a further description of the sale of DataMed which occurred on December 15, 1997.

Liquidity and Capital Resources
-------------------------------

The Company had cash and cash equivalents of $782,000 at March 31, 1998, none of which is restricted.

The Company had working capital deficits of approximately $4.6 million and $2.6 million at March 31, 1998 and December 31, 1997, respectively. The change in working capital during the three months ended March 31, 1998 was primarily due to a substantial increase in deferred revenue, which was primarily the result of a deferral of revenue related to three license agreements entered into during the three months ended March 31, 1998 pursuant to the requirements of SOP 97-2 and the Company's use of approximately $1.6 million in cash during the same period. During April 1998 and in order to address the Company's anticipated liquidity and working capital needs, the Company entered into financing agreements which provide the Company up to approximately $3 million in borrowings. Management currently anticipates that these borrowings will be sufficient to satisfy the Company's liquidity and working capital requirements until April 1999 although, it is anticipated, the Company will continue to incur operating losses and negative cash flows during that period.

To the extent that the net borrowings provided by the April 1998 financing agreements are insufficient to fund the Company's liquidity and capital requirements in the short or long term, the Company may need to raise additional capital through debt financings or through public or private equity financings or the Company may be required to substantially reduce its existing software development programs and other operating expenses. The Company has no commitment for any such financings, and there can be no assurance that any additional financing will be available when needed, on reasonable terms, or at all.

The Company has historically financed its negative cash flows through various forms of short-term debt financings, a number of equity private placements and through the February 1997 public offering.

The Company used $1.5 million in net cash for operating activities during the three months ended March 31, 1998, compared to $1.4 million of net cash used for operating activities during the same period in 1997. These amounts include $209,000 of net cash used for discontinued operations during the three months ended March 31, 1998 and $921,000 of net cash used by discontinued operations during the same period in 1997. The cash used in continuing operations of $1.3 million during the three months ended March 31, 1998 consisted primarily of the net loss from continuing operations of approximately $1.96 million; the $200,000 increase in capitalized software development costs; net changes in other assets and various current liabilities; offset by depreciation and amortization and a $732,000 increase in deferred revenue. Capitalized software development costs increased as a result of an agreement the Company entered into with one SAFETRACE(R)customer which provided the Company the ability to market and sell a reporting system compatible with SAFETRACE(R)which, management believes, will further the marketability and client satisfaction of SAFETRACE(R). The substantial increase in deferred revenue was attributable to the revenue recognition requirements discussed above. Management expects that the Company will continue to experience negative cash flows from operating activities until 1999 when, it is anticipated, Wyndgate's SAFETRACE(R) software will become operational at an increasing number of current and future SAFETRACE(R) customer locations and Wyndgate's SAFETRACE TX(TM) software product will be established in its markets.

Net cash used in investing activities was $45,000 and $125,000 for the three months ended March 31, 1998 and 1997, respectively. For both periods, net cash used in investing activities for continuing operations primarily consisted of purchases of equipment and fixtures for the Company's Wyndgate operations. Additionally and during the three months ended March 31, 1997, the Company incurred $48,000 in capital expenditures for discontinued operations. During the remainder of 1998, management does not expect capital expenditures to substantially increase from those incurred during the year ended December 31, 1997.

Net cash used in financing activities was $60,000 during the three months ended March 31, 1998 which consisted entirely of principal payments for capital lease obligations. During the remainder of 1998 and as a result of the Company's cost reduction program, management does not anticipate that the Company will enter into substantial, additional capital and/or operating lease agreements. Net cash provided by financing activities was $7.3 million during the three months ended March 31, 1997. During the three months ended March 31, 1997, the Company completed its initial public offering and received approximately $8.2 million in net proceeds. In addition, the Company received $450,000 in borrowings related to certain 12% notes. The Company used a portion of these proceeds to repay $1.835 million in short term debt and notes payable, and also to pay certain offering and distribution costs related to the initial public offering. The Company paid $39,000 in principal payments on capital lease obligations for continuing operations and $57,000 in principal payments on capital lease obligations for discontinued operations during the three months ended March 31, 1997.

The Company incurred a net loss of approximately $1.96 million during the three months ended March 31, 1998. The Company expects to continue to incur net losses until 1999, and possibly thereafter, until its software products are better established in their respective markets. There can be no assurance that the Company can generate sufficient revenues, earnings and cash collections from software sales to satisfy its working capital requirements. The Company's working capital requirements will depend on numerous factors, including progress of the beta testing of SAFETRACE TX(TM), the development of other new software products, as well as new applications for its present core products, which include both SAFETRACE(R) and SAFETRACE TX(TM). Additionally, the Company's working capital requirements may depend upon its success in timely obtaining a FDA 510(k) clearance letter for its SAFETRACE TX(TM) software product. Failure to receive such clearance letter on a timely basis or at all may require the Company to seek additional financing beyond the financing commitments it obtained during April 1998. The Company may seek financing to meet its working capital requirements through strategic alliances within the Company's industry, through collaborative arrangements with other suppliers to the Company's customers and/or through raising additional capital through private placements of its common or preferred stock. There can be no assurance, however, that additional funds, if required, will be available from sources historically available to the Company or from other sources on favorable terms, if at all. If the Company is unable to obtain adequate financing when and if such financing is required, management will be required to substantially reduce the Company's software development programs and other operating expenses. If the Company is successful in raising additional funds through the sale of additional equity securities, such a change in capitalization could also further increase the number of shares of common stock outstanding, thus diluting ownership of the then current shareholders of the Company.

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

SIGNIFICANT OPERATING LOSSES; NET WORKING CAPITAL DEFICIT; CUMULATIVE NET LOSSES; NEGATIVE NET WORTH

For the three months ended March 31, 1998 and for the fiscal year ended December 31, 1997, the Company incurred a net loss of approximately $1.96 million and $7.3 million, respectively. The net loss for the three months ended March 31, 1998 was primarily due to decreases in revenues derived from SAFETRACE(R) license sales and increases in research and development, depreciation and amortization and restructuring charges. The increased net loss for the fiscal year ended December 31, 1997 was primarily due to a substantial decrease in SAFETRACE(R) license sales, relative increases in revenues derived from lower margin SAFETRACE(R) related implementation and customer support services, increases in sales and marketing expenses for Wyndgate's current and future software products and services and a substantial increase in research and development expenses incurred for the software development of SAFETRACE TX(TM), which entered beta testing on April 6, 1998. At March 31, 1998 and at December 31, 1997, the Company had a net working capital deficit of approximately $4.6 million and $2.6 million, respectively. At March 31, 1998, the Company had cumulative net losses of approximately $17 million and a negative net worth of approximately $3.4 million. There can be no assurance that the Company will be able to generate sufficient revenues to operate profitably in the future or to pay its debts and liabilities as they become due.

ANTICIPATED NEGATIVE CASH FLOWS

Management anticipates that the Company will continue to generate negative cash flows from operations and from investing activities until 1999 and possibly thereafter. Accordingly, the Company may be required to substantially reduce its software development programs and/or substantially reduce its other operating expenses to enable it to continue its planned operations with available cash resources. No assurances can be given that the Company will achieve profitability or positive cash flow. If the Company is unable to substantially reduce its negative cash flows from continuing operations during 1998 and generate positive cash flows beginning in 1999 and beyond, management will be required to substantially reduce the Company's software development programs and other operating expenses.

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

In October 1997, the AICPA issued Statement of Position 97-2 ("SOP 97-
2"), which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning January 1, 1998. Prior years are not required to be restated. Management's current plans to address the revenue recognition requirements of SOP 97-2 include substantial revisions to Wyndgate's current standard terms and conditions included as part of Wyndgate's SAFETRACE(R) software license agreements and establishing relationships with other businesses for the provision of SAFETRACE(R) implementation and other support services. There can be no assurance that management's plans to address the revenue recognition requirements of SOP 97-2 will be successfully and timely implemented, that substantial revisions to Wyndgate's existing standard terms and conditions currently included as part of Wyndgate's SAFETRACE(R) software license agreements will be accepted by potential SAFETRACE(R) licensees or that changes to Wyndgate's provision of implementation and customer support services will be accepted by potential SAFETRACE(R) licensees. Failure to effectively address the revenue recognition requirements of SOP 97-2 and future revenue recognition guidance regarding the software industry will have a material adverse affect on the timing of revenue recognition, gross margins and operating results. As a result, future capital raising efforts may also be adversely affected.

LACK OF SIGNIFICANT OPERATING HISTORY AND DIFFICULTIES IN ANTICIPATING REVENUES, EXPENSES AND NET CASH FLOWS

The Company has been in existence since 1989. As such, the Company is subject to many of the risks common to enterprises with a limited operating history, including potential under-capitalization, limitations with respect to personnel, financial and other resources and limited customers and revenues. Currently, twelve of the twenty-four SAFETRACE(R) licensees have SAFETRACE(R) in operation. There is no assurance that the additional twelve SAFETRACE(R) licensees will ever become operational using SAFETRACE(R), that the Company will be able to license SAFETRACE(R) to additional customers, that the Company will be able to develop and license new products or that the Company will be successful. Additionally, the development and marketing of new software products may cause difficulties in accurately anticipating implementation and development schedules, future revenues, expenses, financial condition and net cash flows. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development and marketing of new software products and related services.

POSSIBLE COMPLETE CHANGE IN MANAGEMENT AND CONTROL

In April 1998, the Company entered into financing arrangements with two companies pursuant to which, among other things, the Company's Officers, Directors and certain employees executed resignations, which are being held in escrow by the lenders. Under the loan commitment documents, the lenders have the right to cancel all management and employee contracts, and if the Company defaults on the terms of the commitments, the resignations of the Directors, Officers and employees will immediately be effective. The lenders also have the right to appoint five members to the Company's Board of Directors, which will then consist of a maximum of nine members. There can be no assurance that the lenders will not invoke their right to terminate such contracts, thus effecting an immediate change in the management and control of the Company.

POSSIBLE SUBSTANTIAL DILUTION TO CURRENT SHAREHOLDERS

As consideration for the $1.5 million loan and $1.65 million line of credit extended to the Company in April 1998 by two related parties which were previously not affiliated with the Company, the Company has agreed to issue warrants to purchase 7,000,000 shares of common stock, exercisable over a ten year period at $.25 per share. An additional 5,000,000 warrants, exercisable on the same terms, will be issuable in the event the Company draws down any amounts on the line of credit. If the lenders exercise their warrants, the Company could issue an additional 7,000,000 to 12,000,000 shares of common stock. In addition, in the event the Company were to default under the terms of the loan or line of credit, the outstanding principal and any unpaid interest may be converted, at the option of the lenders, into approximately 70 million shares of the Company's common stock on the basis of one share of common stock for each $.05 of debt. If the lenders were to exercise their warrants, or convert any of the outstanding debt into common stock upon default, the ownership of the present shareholders of the Company would be significantly diluted.

INCREASED NET LOSS RELATED TO ISSUANCE OF DISCOUNTED WARRANTS

In connection with the April 14, 1998 loan and line of credit commitments, the Company has agreed to issue warrants to purchase a minimum of 7,000,000 shares exercisable at $.25 per share, which was substantially below the market price for the Company's common stock on that date. Additionally, if the Company draws on the $1.65 million line of credit, the lenders will receive an additional 5,000,000 warrants exercisable under the same terms as the $1.5 million loan. The issuance of these discounted warrants will result in a significant noncash charge to the Company's 1998 statement of operations which, based on a preliminary management assessment using the Black-Scholes pricing model, could range as high as $7.42 million and $5.3 million for the 7,000,000 and 5,000,000 warrants, respectively.

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

LIMITED SALES, MARKETING AND DISTRIBUTION SYSTEMS

The Company's Wyndgate division has made limited sales of SAFETRACE(R) to date. The Company currently markets SAFETRACE(R) through a small direct sales force, both in the U.S. and internationally. Establishment of a complete sales force capable of effectively commercializing SAFETRACE(R) and SAFETRACE TX(TM) which entered beta testing on April 6, 1998, will require substantial efforts and require substantial management and financial resources. The Company also continues to evaluate various strategic business alliances, which may assist in the development of a national and international sales, marketing and distribution system. Any alliance which is developed by the Company could require substantial capital and financial resources. There can be no assurance that the Company will be able to establish such a sales capability on a timely basis, if at all. Moreover, there can be no assurance that any business alliance entered into by the Company would be successful in such commercialization efforts.

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

POSSIBLE SHRINKAGE OF MARKET DUE TO MULTIPLE SITE CONTRACTS AND DUE TO FURTHER CONSOLIDATION WITHIN THE BLOOD BANK INDUSTRY

Presently, the Company has one specific contract which covers multiple blood banks. The potential number of available SAFETRACE(R) licensees could be reduced if the Company were to enter into additional multiple site contracts. While the Company believes the license fee charged for such multi-site arrangements is comparable to the license fee which would be earned on an equivalent number of single site licenses, there can be no assurance that the Company's revenues will be equivalent to what it would have earned under single site licenses. To date, approximately five of Wyndgate's SAFETRACE(R) licensees have or are expected to merge to form two SAFETRACE(R) licensees. There can be no assurance that further consolidation throughout the domestic blood bank industry will not have a material adverse affect on the Company's ability to successfully and timely market its software products. Further, there can be no assurance that the existing and future consolidation throughout the blood bank industry will not cause substantial implementation cycle delays and delays in obtaining new customer orders for Wyndgate's software products. Such delays due to consolidation within the blood bank industry may cause additional and unanticipated use of the Company's financial resources and may also have a material and adverse affect on the Company's business, financial condition and results of operations.

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

PRODUCT AND REPORTING LIABILITY

As of the date hereof, twelve of the twenty-four SAFETRACE(R) licensees have SAFETRACE(R) in operation. Currently, the Company has product liability exposure for defects in SAFETRACE(R) which may become apparent through widespread use of SAFETRACE(R). To date, no claims have been filed against the Company involving SAFETRACE(R) and the Company is not aware of any material problems involving SAFETRACE(R). While the Company will continue to attempt to take appropriate precautions, there can be no assurance that it will completely avoid product liability exposure. The Company maintains product liability insurance on a claims made basis for SAFETRACE(R) in the aggregate of at least $4 million. There can be no assurance that such coverage will be available in the future, that it will be available at reasonable prices, or that it will be available in amounts adequate to cover any product liabilities that may be incurred by the Company.

DEPENDENCE ON MAJOR CUSTOMERS

During the three months ended March 31, 1998, four Wyndgate customers, The Blood Center of Central Iowa, eight California based blood centers who participated in the development of SAFETRACE(R) (the "Royalty Group"), Gulf Coast Regional Blood Center and Haemonetics Corporation accounted for approximately 13%, 11%, 34% and 14% of the Company's total revenues.
During the three months ended March 31, 1997, three Wyndgate customers, Belle Bonfils Memorial Blood Center, Haemonetics Corporation and the Rhode Island Blood Center accounted for approximately 14%, 46% and 12% of the Company's total revenues from continuing operations. Accounts receivable from the above customers was approximately $285,000 and $140,000 as of March 31, 1998 and 1997, respectively. Unbilled revenues from the above customers was approximately $480,000 as of March 31, 1997. In order to attempt to reduce its credit risks, the Company generally requires substantial down payments and progress payments during SAFETRACE(R) implementations. Non-renewal or termination of the contractual arrangements with these key and other Wyndgate customers could have a material adverse affect on the Company. There can be no assurance that the Company will be able to retain these or other customers or, if Wyndgate's 24 existing customers are not retained, that the Company would be able to attract and retain new customers to replace the revenues currently generated by these customers.

With the sale of DataMed, the Company has lost all of the revenues, accounts receivable and unbilled revenue from that division's customers, and the unaudited consolidated financial statements and related footnotes herein reflect DataMed as discontinued operations.

SUBSTANTIAL COMPETITION

There is substantial competition in all aspects of the blood bank and hospital information management industry. Numerous companies are developing technologies and marketing products and services in the healthcare information management area. Many of these competitors have been in business longer than the Company and have substantially greater personnel and financial resources available to them than does the Company, and there can be no assurance that the Company will be able to compete with these competitors successfully.

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

AUTHORIZED STOCK AVAILABLE FOR ISSUANCE BY THE COMPANY

The Company presently has 8,148,255 shares of common stock outstanding, out of a total of 40,000,000 shares of common stock, and 10,000,000 shares of preferred stock authorized for future issuance under the Company's Articles of Incorporation. The amount of common stock outstanding, however, does not include 1,456,988 shares issuable upon exercise of publicly held Class A common stock purchase warrants, 1,759,118 shares issuable upon exercise of other outstanding options and warrants, 1,457,802 shares issuable but not outstanding in connection with the Company's stock option and stock compensation plans or warrants to purchase from 7,000,000 to 12,000,000 shares of common stock issued or issuable to the lenders of the April 1998 financing agreements (see Note 2 to the unaudited consolidated financial statements herein for a further description of these financing agreements). The remaining shares of common stock and preferred stock not issued or reserved for specific purposes may be issued without any action or approval of the Company's shareholders. As part of the Company's future capital raising efforts, the Company will likely be required, if additional financing is required to be obtained, to issue or reserve additional shares of its common stock and/or preferred stock. Although there are no existing agreements involving the issuance of such shares other than the April 1998 financing agreement discussed in Note 2 of the unaudited consolidated financial statements herein, any such issuances could be used as a method of discouraging, delaying or preventing a change in control of the Company or could dilute the public ownership of the Company. There can be no assurance that the Company will not undertake to issue such shares if it deems it appropriate to do so.

LIMITED CAPITALIZATION

The Company has only limited capitalization available to it. The Company anticipates it may need additional capital to pursue its intended business plan; however, the Company has received no commitment from any person for that financing, and there can be no assurance that adequate financing will be available on reasonable terms, if and when needed.

CONTROL BY OFFICERS AND DIRECTORS

The Company's officers and directors own approximately 33% of the outstanding common stock of the Company and will be able to substantially influence all matters requiring approval by the shareholders of the Company, including the election of directors. The Company's Articles do not provide for cumulative voting in the election of directors; hence, shareholders should not expect to be able to elect any directors to the Company's Board of Directors.

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

POSSIBLE VOLATILITY OF PRICE OF SHARES OF COMMON STOCK AND CLASS A WARRANTS

The shares of common stock and the Class A warrants are currently traded on the OTC Electronic Bulletin Board. The prices of securities of publicly traded corporations tend to fluctuate significantly. The trading price of the common stock and Class A warrants could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological developments, the Company's financial condition, as well as other events or factors. Although a trading market for the Company's common stock and the Class A warrants currently exists, there can be no assurance that a market will be sustained.

RISKS RELATED TO LOW-PRICED STOCKS

The Company's common stock and Class A warrants are presently listed on the OTC Bulletin Board. Since the Company's net tangible assets do not exceed $2 million, and its common stock is trading for less than $5.00 per share, the Company's common stock and class A warrants are each considered a "penny stock" under federal securities law. Additional regulatory requirements apply to trading by broker-dealers of penny stocks which, oftentimes, deter broker-dealers from trading "penny stocks".

WARRANTS TO REPRESENTATIVE

At the closing of the Company's February 1997 initial public offering, the Company sold to RAF Financial Corporation (the "Representative") and its designees, for $100, warrants to purchase up to 133,700 Units (the "Representative's Warrants"), exercisable at $11.55 per Unit. The Representative's Warrants are exercisable for a forty-nine month period, which commenced January 14, 1998. The Representative will be given the opportunity to profit from a rise in the market price of the Company's common stock with a resulting dilution of the interest of stockholders. Furthermore, the Company granted certain registration rights with regard to the shares of common stock underlying the Representative's Warrants and issuable upon exercise of the Warrants included in the Representative's Warrants, and such registration could result in substantial expense to the Company.

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

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (f)  Use of Proceeds

In February 1997, the Company completed an initial public offering of securities, from which it received net proceeds of approximately $8.2 million from the sale of 1,456,988 Units (the "February 1997 Public Offering"). Each Unit consisted of two shares of common stock and one Class A common stock purchase warrant. On March 13, 1997, the common stock and the Class A common stock purchase warrants began trading separately.

Through March 31, 1998, the Company has used all of the $8.2 million net proceeds from the February 1997 public offering. The net proceeds to the Company from the February 1997 public offering of approximately $8.2 million were used as follows: approximately $3.01 million for research and development costs, including approximately $481,000 in capital expenditures, incurred primarily for the development of Wyndgate's SAFETRACE TX(TM) software, which is currently in beta testing; $1.06 million for sales and marketing expenses incurred for sales and marketing for Wyndgate's software products and services; approximately $300,000 of other capital expenditures for general operating purposes related to the increased number of employees assigned to customer support, customer implementations, customer training and general operating purposes for Wyndgate; approximately $ 1.874 million for the principal repayment of certain short-term debt, approximately
$181,000 of which was paid, under the same terms and conditions as nonaffilates, to certain significant owners, directors, officers and other related parties of the Company, who held 10% notes; approximately $536,000 for general working capital requirements for the Company's continuing operations; and approximately $1.42 million for the Company's DataMed International division, which is reflected as discontinued operations in the consolidated audited financial statements herein.

The Company expects it will continue to be able to finance its operations until April 1999 as a result of the April 1998 financing agreements discussed above which provided the Company net borrowings of up to approximately $3 million.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit No.    Description
          -----------    -----------

               27.1      Financial Data Schedule for March 31, 1998

               27.2      Restated Financial Data Schedule for March 31,
                         1997

     (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed during the three months ended March 31, 1998.



                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL MED TECHNOLOGIES, INC.


Date  May 20, 1998            By /s/ MICHAEL I. RUXIN
    --------------------         ---------------------------------
                                 Michael I. Ruxin
                                 Chief Executive Officer


Date  May 20, 1998                 By /s/ Gerald F. Willman, Jr.
    --------------------         ---------------------------------
                                  Gerald F. Willman, Jr.
                                  Chief Financial Officer