Form 10QSB
period 1998-06-30
GLOBAL MED TECHNOLOGIES INC
filed 1998-08-20
CIK 1009463

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended  June 30, 1998
                                            -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number   O - 22083
                                          ---------


                          GLOBAL MED TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            COLORADO                                      84-1116894
---------------------------------              --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

            12600 West Colfax, Suite A-500, Lakewood, Colorado 80215
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 238-2000
                           ---------------------------
                           (Issuer's telephone number)

                                 Not Applicable
     ---------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No
                                -----      -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 10, 1998, 8,148,255 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format    Yes       No  X
                                                    -----    -----

                      GLOBAL MED TECHNOLOGIES, INC.

                               FORM 10-QSB

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                            TABLE OF CONTENTS

                                                                     PAGE NO.

Part I.  Financial Information

     Item 1.   Financial Statements

          a.   Consolidated Balance Sheets as of
               June 30, 1998 (unaudited) and
               December 31, 1997..................................      3-4

          b.   Unaudited Consolidated Statements of Operations
               for the three months ended June 30, 1998
               and June 30, 1997..................................      5

          c.   Unaudited Consolidated  Statements of Operations
               for the six  months ended June 30, 1998 and
               June 30, 1997......................................      6

          d.   Unaudited Consolidated Statements of Cash Flows
               for the six months ended June 30, 1998
               and June 30, 1997..................................      7-8

          e.   Notes to Unaudited Consolidated Financial
               Statements.........................................      9


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations................      12


Part II.  Other Information

     Item 5.  Other Information...................................      16

     Item 6.  Exhibits and Reports on Form 8-K

          a.  Exhibits............................................      16

          b.  Reports on Form 8-K.................................      16

Signatures........................................................      17

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     Global Med Technologies, Inc.
                      Consolidated Balance Sheets
                            (In thousands)

                                                       JUNE 30,
                                                        1998        DECEMBER 31,
                                                     (UNAUDITED)       1997
                                                    ----------------------------
ASSETS
Current assets:
 Cash and cash equivalents                            $  708          $2,370
 Accounts receivable-trade, net of
    allowance for uncollectible accounts of
    $275 and $175 at June 30, 1998 and
    December 31, 1997, respectively                      289             175
 Unbilled revenues, net of allowance for
    uncollectible accounts of $25 and $125 at
    June 30, 1998 and December 31, 1997,
    respectively                                          33             158

Prepaid expenses and other assets                        103             256
                                                    ----------------------------
Total current assets                                   1,133           2,959

Deferred financing costs, net of amortization
    of $1,237 and $-0- at June 30, 1998
    and December 31, 1997, respectively                6,183             ---

Furniture, fixtures and equipment, at cost:
    Furniture and fixtures                               367             367
    Machinery and equipment                              311             303
    Computer hardware and software                     1,135           1,166
                                                    ----------------------------
                                                       1,813           1,836
  Less accumulated depreciation
   and amortization                                     (902)           (665)
                                                    ----------------------------
                                                         911           1,171

Capitalized  software  development costs,
less accumulated  amortization of $567
and $403 at June 30, 1998 and
December 31, 1997, respectively                          506             136

Other assets                                              60             ---
                                                    ----------------------------
Total assets                                          $8,793          $4,266
                                                    ============================







           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     Global Med Technologies, Inc.
                Consolidated Balance Sheets (continued)
               (In thousands, except par value amounts)


                                                      JUNE 30,
                                                       1998        DECEMBER 31,
                                                    (UNAUDITED)       1997
                                                    ---------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                    $   383        $   324
  Accrued expenses                                      1,138            599
  Accrued payroll                                         313            398
  Accrued compensated absences                            441            449
  Noncompete accrual                                       35            150
  Unearned revenue                                      2,786          2,761
  Current portion of capital lease obligations            168            229
  Short term debt                                         900            ---
  Net liabilities of discontinued
    operations                                            ---            631
                                                    ---------------------------
Total current liabilities                               6,164          5,541

Capital lease obligations,
  less current portion                                    130            198
                                                    ---------------------------

Total liabilities                                       6,294          5,739
                                                    ---------------------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $.01 par value:
    Authorized shares - 10,000
    None issued or outstanding                            ---            ---
  Common stock, $.01 par value:
    Authorized shares - 40,000
    Issued and outstanding shares - 8,148
    at June 30, 1998 and December 31, 1997                82             82
  Additional paid-in capital                           20,840         13,420
  Accumulated deficit                                 (18,423)       (14,975)
                                                    ---------------------------
Total stockholders' deficit                             2,499         (1,473)
                                                    ---------------------------
Total liabilities and stockholders'
 deficit                                              $ 8,793        $ 4,266
                                                    ===========================









           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                          Global Med Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
               (In thousands, except per common share information)

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                          1998          1997
                                                    ----------------------------

Revenues:
  Software sales and consulting                         $ 1,294       $   365
  Hardware and software, obtained
   from vendors                                             316            50
                                                    ----------------------------
                                                          1,610           415
Cost of revenues:
  Software sales and consulting                             606           289
  Hardware and software, obtained
   from vendors                                             245            25
                                                    ----------------------------
                                                            851           314
                                                    ----------------------------
Gross profit                                                759           101

Operating expenses:
  General and administrative                                306           814
  Sales and marketing                                       352            52
  Research and development                                  184           649
  Depreciation and amortization                             144           102
                                                    ----------------------------
Loss from continuing operations
  before other income (expense)                            (227)       (1,516)

Interest income                                               1            65
Interest expense                                            (22)          (16)
Financing costs                                          (1,237)          ---
Other                                                       ---            (2)
                                                    ----------------------------

Loss from continuing operations                          (1,485)       (1,469)

Loss from discontinued operations                           ---          (336)
                                                    ----------------------------
Net loss                                                $(1,485)      $(1,805)
                                                    ============================

Basic and diluted loss per share of common stock:
  Loss from continuing operations                       $ (0.18)      $ (0.21)
  Loss from discontinued operations                         ---         (0.04)
                                                    ----------------------------
                                                        $ (0.18)      $ (0.25)
                                                    ============================
Weighted average number of common shares
outstanding                                               8,148         7,153
                                                    ============================



           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                          Global Med Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
               (In thousands, except per common share information)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                          1998         1997
                                                    ----------------------------

Revenues:
  Software sales and consulting                         $ 2,062       $ 1,365
  Hardware and software, obtained
   from vendors                                             356           220
                                                    ----------------------------
                                                          2,418         1,585
Cost of revenues:
  Software sales and consulting                           1,077           590
  Hardware and software, obtained
   from vendors                                             283           168
                                                    ----------------------------
                                                          1,360           758
                                                    ----------------------------
Gross profit                                              1,058           827

Operating expenses:
  General and administrative                                775         1,618
  Sales and marketing                                       687           486
  Research and development                                1,355         1,078
    Depreciation and amortization                           288           154
  Restructuring charges                                     138           ---
                                                    ----------------------------
Loss from continuing operations
  before other income (expense)                          (2,185)       (2,509)

Interest income                                              13           115
Interest expense                                            (39)          (47)
Financing Costs                                          (1,237)          ---
Other                                                       ---           (81)
                                                    ----------------------------

Loss from continuing operations                          (3,448)       (2,522)

Loss from discontinued operations                           ---          (880)
                                                    ----------------------------
Net loss                                                $(3,448)      $(3,402)
                                                    ============================

Basic and diluted loss per share of common stock:
  Loss from continuing operations                       $ (0.42)      $ (0.35)
  Loss from discontinued operations                         ---         (0.13)
                                                    ----------------------------
                                                        $ (0.42)      $ (0.48)
                                                    ============================
Weighted average number of common shares
outstanding                                               8,148         7,153
                                                    ============================




           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                          Global Med Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                          1998          1997
                                                     ---------------------------
OPERATING ACTIVITIES
Net loss                                                $(3,448)      $(3,402)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Loss from discontinued operations                         ---           880
  Depreciation and amortization                             288           274
  Loss on asset disposals                                    41             2
  Expense related to issuance of
   common stock, options and warrants                     1,237            63
   Other long term assets                                   (60)          ---
Changes in operating assets and liabilities:
    Accounts receivable-trade, net                         (214)           75
    Unbilled revenues, net                                  225           (13)
    Prepaid expenses and other assets                       153            95
    Capitalized software development costs                 (370)          ---
    Accounts payable                                         59          (227)
    Accrued expenses                                        539          (302)
    Accrued payroll                                         (85)          (36)
    Accrued compensated absences                             (8)           28
    Noncompete accrual                                     (115)          ---
    Unearned revenue                                         25           468
                                                    ----------------------------
Net cash used in continuing operations                   (1,733)       (2,095)
Net cash used in discontinued operations                   (631)       (1,255)
                                                    ----------------------------
Net cash used in operating activities                    (2,364)       (3,350)

INVESTING ACTIVITIES
Purchases of equipment and fixtures                         (69)         (438)
Capital expenditures of discontinued
  operations                                                ---           (58)
                                                    ----------------------------
Net cash used in investing activities                       (69)         (496)

FINANCING ACTIVITIES
Borrowings on short-term debt                               900           ---
Principal payments on short-term debt                       ---        (1,097)
Principal payments under capital
 lease obligations                                         (129)          (95)
Principal payments under capital
 lease obligations of discontinued
  operations                                                ---          (107)
Principal payments on notes payable                         ---          (327)
Issuance of common stock                                    ---         8,272
Deferred offering costs                                     ---           486
                                                    ----------------------------
Net cash provided by financing activities                   771         7,132
                                                    ----------------------------







           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                          Global Med Technologies, Inc.
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)


                                                          SIX MONTHS ENDED
                                                              June 30,
                                                          1998         1997
                                                    ----------------------------
                                                           (IN THOUSANDS)

Net (decrease) increase in cash and
 cash equivalents                                       $(1,662)      $ 3,286
Cash and cash equivalents at
 beginning of period                                      2,370           489
                                                    ----------------------------
Cash and cash equivalents at
 end of period                                          $   708       $ 3,775
                                                    ============================

Supplemental disclosures:

  The Company entered into capital lease obligations of approximately $57,000 during the six months ended June 30, 1997.

  Interest expense approximates interest paid.


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                          GLOBAL MED TECHNOLOGIES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Med Technologies, Inc. (the "Company") have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of its financial position at June 30, 1998 and the results of its operations for the three and six months ended June 30, 1998 and 1997 have been included.

While  management  believes the  disclosures  presented  are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. The interim results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period of 1998 or for the year ending December 31, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The unaudited consolidated financial statements reflect the Company's DataMed International division, which was sold on December 15, 1997, as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.


2. LIQUIDITY AND MANAGEMENT'S PLANS

From inception to June 30, 1998, the Company incurred cumulative net losses of approximately $25 million. The Company expects to continue to incur net losses until 1999, and possibly thereafter, until its existing SAFETRACE(R) software product is completely implemented and operational within the Company's customers' information system environments and until its transfusion services software product (to be known as SAFETRACE TX(TM)), is established in its markets. In April 1998, the Company entered into two financing agreements with two related parties, which were previously not affiliated with the Company, as follows: a loan of $1.5 million and a line of credit of up to $1.65 million. Both the loan and the line of credit accrue interest at 12% per annum to be paid monthly, with principal and any unpaid interest to be repaid upon maturity of 366 days after April 14, 1998. The Company agreed to pay a cash finder's fee of 9% of the amounts drawn upon the line of credit to American Fronteer Financial Corporation, formerly known as RAF Financial Corporation (RAF). RAF is related to the lenders and was also the lead underwriter for the Company's February 1997 initial public offering.

Pursuant to the agreements, the lenders had certain rights which included the right to appoint five members to the Company's Board of Directors, the option to cancel all management and employee contracts and the right to veto any contract for employment, loans or leases valued over $250,000. The lenders have appointed five members to the Board of Directors.

In consideration for the $1.5 million loan, the lender received 6 million detachable warrants, exercisable at $.25 per warrant, for 6 million shares of the Company's common stock. The exercise price of the detachable warrants was substantially below the market price for the Company's common stock at the grant date of April 14, 1998. In consideration of extending the $1.65 million line of credit, the lender received 1 million detachable warrants, exercisable at $.25 per warrant, for 1 million shares of the Company's common stock. If the Company draws upon the $1.65 million line of credit, the lender will receive an additional 5 million detachable warrants, exercisable at $.25 per warrant, for 5 million shares of the Company's common stock. The warrants are exercisable over a 10-year period from April 14, 1998. The Company was required to use its best efforts to register the common stock underlying the detachable warrants on or before July 14, 1998. Accordingly, a Form SB-2 , not yet effective, was filed with the Securities and Exchange Commission on May, 15, 1998, to register the common stock. If the Company defaults on the $1.5 million loan or the $1.65 million line of credit, the debt, including any interest, can be converted into shares of the Company's common stock on the basis of one share for each $.05 of debt. Through June 30, 1998, the Company had drawn $900 thousand on the loan.

The issuance of the discounted warrants resulted in a significant noncash transaction in the Company's 1998 consolidated financial statements. Based on a managerial assessment, using the Black-Scholes pricing model, $7.42 million was recorded as deferred financing costs to be amortized over twelve months. For the quarter ended June 30, 1998, $1.237 million was amortized to financing cost expense in the statement of operations.

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

The Company has signed a letter of intent with an underwriter for a $20 million convertible bond offering within the next nine months with conversion rights after five years. This offering will enable Global Med to continue its research and development programs which will maintain the company's superiority in the blood center industry. In addition, the offering will enable Global Med to continue to market its current products and services as well as maintain its operations.

In addition, with proceeds from the offering, Global Med will be able to aggressively market and sell its new transfusion service product currently referred to as the TX application, after receiving 510(K) clearance from the FDA applied for on July 23, 1998. This will complete Global Med's vein-to-vein(TM) strategy of management information systems for the worldwide blood center industry. The vein-to vein strategy will provide the blood centers industry with information systems designed to track blood and blood products from the point of donor collection through patient transfusion.


3. DISCONTINUED OPERATIONS

On August 18, 1997, the Company entered into an asset purchase agreement with National Medical Review Offices, Inc. (NMRO) to sell its DataMed division to NMRO contingent upon approval from the Company's stockholders. In conjunction with the sale, the Company and NMRO also entered into a management agreement where NMRO agreed effective July 1, 1997 to assume the direction and control of the business and operations of DataMed. Accordingly, NMRO managed the business and assumed ownership responsibility for the operational results from July 1, 1997 through the date of final close. On December 15, 1997, upon stockholders' approval, the Company finalized the sale of the assets and operations of DataMed to NMRO.

The operating results of the discontinued operations reflected in the Company's unaudited consolidated statements of operations are summarized as follows (in thousands):
                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                           JUNE 30, 1997         JUNE 30, 1997
                                         ------------------    ----------------
Substance abuse testing
  and other revenue                           $  1,534             $  2,953
Cost of revenue                                  1,062                2,151
                                          ----------------     ----------------
Gross profit                                  $    472             $    802
                                          ================     ================

Net loss                                      $   (336)            $   (880)
                                          =================    ================

The net liabilities of the discontinued operations are summarized as follows (in thousands):

                                           JUNE 30, 1997      DECEMBER 31, 1997
                                          ----------------    -----------------
Current assets                                $    913             $    ---
Equipment and fixtures, net                        472                  ---
Current liabilities                             (1,789)                (631)
Long-term liabilities                             (262)                 ---
                                          ----------------    -----------------
Net liabilities                               $   (666)            $   (631)
                                          ================    =================


4. REVENUE RECOGNITION

As of January 1, 1998, the Company adopted AICPA Statement of Position (SOP) 97-2, "SOFTWARE REVENUE RECOGNITION", which is effective for transactions that the Company entered into during the three and six months ended June 30, 1998 and for transactions which the Company will enter into in the future. Prior periods were not restated. The most significant impact of SOP 97-2 on the Company's revenue recognition accounting policies is that for licenses with multiple elements, revenue would be recognized at a later date than under past practices. The Company has made changes in its business operations to minimize the impact of SOP 97-2. However, the Company has delayed recognizing revenues of $443,000 under the provisions of SOP 97-2. Previously, these revenues would have been recognized.

5. RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

Global Med Technologies, Inc. (the "Company"), through its operating division, Wyndgate Technologies ("Wyndgate"), designs, develops, markets and supports information management software products for blood centers, hospitals, centralized transfusion centers and other healthcare related facilities. Revenues for Wyndgate are derived from the licensing of software, providing consulting and other value-added support services and the resale of hardware and software obtained from vendors. On December 15, 1997, the Company sold its DataMed International division ("DataMed") which is in the business of substance abuse testing management services. The unaudited consolidated financial statements and related footnotes herein reflect DataMed as discontinued operations.

In April 1998, the Company entered into two debt financing agreements with Heng Fung Finance Ltd. and Fronteer Capital, Inc. which provided the Company up to $3.150 million in borrowings in exchange for up to 12 million warrants exercisable at $.25 each into 12 million shares of the Company's common stock. The value of these warrants, which were issued with an exercise price significantly below market value, was recorded as deferred financing costs of $7.42 million and will be amortized as additional interest expense over the term of twelve months. Should the Company not repay the outstanding balance, and accrued interest thereon, on or before April 15, 1999, the outstanding balance, including interest thereon, is convertible into approximately 70 million shares of common stock at $0.05 per share.

The Company has signed a letter of intent with an underwriter for a $20 million convertible bond offering within the next nine months with conversion rights after five years. This offering will enable Global Med to continue its research and development programs which will maintain the Company as one of the leaders in the blood center industry. In addition, the offering will enable Global Med to continue to market its current products and services as well as maintain its operations.

In addition, with proceeds from the offering, Global Med will be able to aggressively market and sell its new transfusion service product currently referred to as the TX application, once the product is cleared by the FDA. This will complete Global Med's vein-to-vein(TM) strategy of management information systems for the worldwide blood center industry. The vein-to-vein strategy will provide the blood center industry with information systems designed to track blood and blood products from the point of donor collection through patient transfusion.

The Company completed its initial public offering of securities in the first quarter of 1997, from which it received net proceeds of approximately $8.2 million from the sale of 1,456,988 Units, each of which consisted of two shares of common stock and one Class A common stock purchase warrant (the "February 1997 public offering"). Through June 30, 1998, the Company has used all of the $8.2 million net proceeds from this offering. The Company's use of the $8.2 million net proceeds was principally to repay short-term debt, notes payable, accounts payable and other accrued expenses; to fund Wyndgate's research and development of a transfusion management information software product ("SAFETRACE TX(TM)"); to fund Wyndgate's sales and marketing efforts, as well as for general working capital purposes. Delays in software license fee revenues, delays in the implementation cycles and software development delays related to the SAFETRACE TX(TM) software product, contributed to the Company's use of net proceeds from the February 1997 public offering prior to realization of significant revenue.

In April 1998, SAFETRACE TX(TM) entered beta testing at the Institute for Transfusion Medicine in Pittsburgh, Pennsylvania. Beta testing was completed in July 1998 and the transfusion service management information system product was submitted to the U.S. Food and Drug Administration (FDA) for 510(K) pre-market notification, required since SAFETRACE TX(TM) is a regulated medical device software product. FDA 510(K)clearance is expected by the end of 1998 or early 1999.

On  January  20,   1998,  a  Form  8-K  was  filed  to  report  an  instance  of non-compliance with new requirements for continued listing on NASDAQ, which became effective February 23, 1998, whereby a Company must maintain at least $2 million of net tangible assets. In addition, the Company reported it would be adopting SOP 97-2, "SOFTWARE REVENUE RECOGNITION" in 1998.

In 1996, the Company entered into an Exclusivity and Software Development agreement (the "Exclusivity Agreement") with Ortho Clinical Diagnostics, Inc. ("OCD") successor to Ortho Diagnostic Systems Inc. ("ODSI"), a wholly-owned subsidiary of Johnson & Johnson. The Exclusivity Agreement provided ODSI the exclusive right to negotiate with the Company with respect to the Company's activities and developments in information technology and intellectual property relating to donor and transfusion medicine.

In May 1997, the Company received a request from ODSI to continue its evaluation of the Company's technology, on a non-exclusive basis, with the intent of responding to the Company by July 14, 1997 regarding whether or not ODSI would propose some form of transaction with the Company. The Company and ODSI have agreed to further extensions of this non-exclusive agreement through December 31, 1998. This additional time will enable OCD to complete its strategic evaluation.

The Company also agreed to perform certain software development services. In connection with the extension to December 31, 1998, the parties agreed that OCD has until June 30, 1999 to elect to require the Company to provide the software development services as defined in the Exclusivity Agreement.

From inception to June 30, 1998, the Company incurred cumulative net losses of approximately $25 million. The Company expects to continue to incur losses until 1999, and possibly thereafter, until its existing SAFETRACE(R) software product is fully implemented and fully operational within the Company's customers information system environments and until SAFETRACE TX(TM) is established in its markets. The timing and amounts of the Company's expenditures will depend upon a number of factors, including the progress of the Company's research and development processes, the status and timing of regulatory approval, the timing of market acceptance of the Company's products, the level of support needed by the Company's customers to implement the software products they license from Wyndgate, and the efforts required to develop the Company's sales and marketing organization.

The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for any other interim period of 1998 or for the year ending December 31, 1998.

The following discussion of the Company's results of operations and of its liquidity and capital resources is derived from and should be read in conjunction with the unaudited consolidated financial statements and the related notes herein; and the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

Results of operations for the three and six months ended June 30, 1998 and 1997
-------------------------------------------------------------------------------

REVENUES. Revenues are comprised of software sales and consulting revenues, and the resale of hardware and software obtained from vendors.

During the three months ended June 30, 1998, total revenues of $1.61 million increased $1.195 million or 288% from the revenues of $415 thousand for the comparable 1997 quarter. For the six month period ended June 30,1998, total revenues increased $833 thousand to $2.418 million or 53% from total revenues for the six month period ended June 30, 1997. Revenue increases are due to the signing of new customers and bringing existing customers live. In addition, the Company's revenue base for maintenance fees is increasing.

Gross profit for the three and six months ended June 30, 1998 was $759 thousand and $1.058 million, respectively compared to $101 thousand and $827 thousand for the comparable 1997 periods respectively. Gross profit as a percentage of revenue was 47% for the three months ended June 30, 1998 compared to 24% for the respective 1997 period. Gross profit percentages were 44% and 52% for the six month periods ended June 30, 1998 and 1997. During the second quarter of 1998, the Company resumed an upward trend of software sales and deliveries from a decreased basis in 1997. Software product licenses typically carry a greater profit margin than revenue from consulting and implementation related services.

In the second quarter of 1998, research and development costs began to be capitalized in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company achieved technological feasibility on the TX product.

General and administrative expenses for both the three and six months ended June 30, 1998 decreased significantly from the comparable 1997 periods. This is due to management's continuing efforts to reduce overhead costs and streamline administrative processes further discussed below. In addition, payroll and overhead costs are being charged directly to the appropriate departments beginning in 1998, such as to sales and marketing and research and development.

As described above, the Company recognized $6.183 million of net deferred financing costs on the balance sheet and a charge to the statement of operations of $1.237 million, a total of $7.42 million relating to warrants issued in connection with the private financing arrangements. In accordance with the provisions of Financial Accounting Standards Board Statement No. 123 (SFAS No.
123), "Accounting for Stock Based Compensation", this charge is not reflected as an extraordinary item. However, the net loss for the six months ended June 30, 1998 was $2.211 million or $(.27) per share before the $1.237 million charge, compared to a net loss of $3.402 million or $(.47) per share for the comparable 1997 period.

RESTRUCTURING CHARGES. Restructuring charges were $-0- and $138 thousand for the three and six months ended June 30, 1998 respectively. During the period ended March 31, 1998, management proposed and the Company's board of directors approved a substantial cost reduction program which initially resulted in a decrease of over 30 full time employees in addition to a decrease in the number of contracted developers. This cost reduction program is anticipated to assist in the reduction of the Company's operating expenses. Restructuring charges incurred during the six months ended June 30, 1998 are primarily attributable to costs associated with future outlays related to individuals no longer employed by the Company, fees related to restructuring Wyndgate's office lease and other costs. Management currently believes the current and anticipated employee base will be able to successfully service and market to Wyndgate's existing and anticipated SAFETRACE(R) customers, complete beta testing and receive 510(k) clearance for SAFETRACE TX(TM) within the next eighteen months and successfully and timely implement a sales and marketing program for SAFETRACE TX(TM). In addition, management believes the current employee base will be able to continue to provide effective and market-driven SAFETRACE(R) enhancements and upgrades to current and future customers. However, there can be no assurance that the Company will be successful as a result of the cost reduction program. During the remainder of 1998, management does not anticipate substantial additional restructuring charges.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had cash and cash equivalents of $708 thousand at June 30, 1998, compared to the balance at December 31, 1997 of $2.370 million. There are no restrictions on cash and cash equivalent balances.

The Company had working capital deficits of approximately $4.977 million and $2.582 million at June 30, 1998 and December 31, 1997, respectively. The change in working capital during the six months ended June 30, 1998 was primarily due to an increase in short term debt and the Company's use of approximately $1.66 million in cash during the same period. Upon completion of the SAFETRACE TX(TM) product in March, 1998, the Company implemented the restructuring plan discussed above and during April 1998, the Company entered into financing agreements which provided the Company up to approximately $3.150 million in borrowings. Management currently anticipates that these borrowings will be sufficient to satisfy the Company's liquidity and working capital requirements until April 1999 although, it is anticipated, the Company will continue to incur operating losses and negative cash flows during that period.

To the extent that the net borrowings provided by the April 1998 financing agreements are insufficient to fund the Company's liquidity and capital requirements in the short or long term, the Company may need to raise additional capital through debt financings or through public or private equity financings or the Company may be required to substantially reduce its existing software development programs and other operating expenses. As described above, the Company signed a letter of intent with an underwriter for a $20 million convertible bond offering.

The Company used $2.36 million in net cash for operating activities during the six months ended June 30, 1998, compared to $3.3 million of net cash used for operating activities during the same period in 1997. These amounts include $631 thousand of net cash used for discontinued operations during the six months ended June 30, 1998 and $1.255 million of net cash used by discontinued operations during the same period in 1997. The cash used in continuing operations of $1.8 million during the six months ended June 30, 1998 consisted primarily of the net loss from continuing operations of approximately $3.45 million net of noncash items for financing costs and depreciation of $1.53 million for a total of $1.7 million.

Net cash provided by financing activities was $7.1 million during the six months ended June 30, 1997. During the six months ended June 30, 1997, the Company completed its initial public offering and received approximately $8.2 million in net proceeds. In addition, the Company received $450,000 in borrowings related to certain 12% notes. The company used a portion of these proceeds to repay short term debt and notes payable, and also to pay certain offering and distribution costs related to the initial public offering. Sixty nine thousand dollars were used in investing activities for the purchase of equipment.


YEAR 2000 COMPLIANCE

Based upon information currently available, management does not anticipate that the Company will incur substantial costs to update its computer software programs and applications to be "Year 2000" compliant. The "Year 2000" problem which is common to most corporations concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. Management has completed a Year 2000 compliance review of SAFETRACE(R); and SAFETRACE TX(TM); other Wyndgate developed software and the Company's internal systems. As a result, management has developed a plan to address the Company's Year 2000 compliance issues and is in the process of modifying and identifying actions to address affected systems in time to minimize any detrimental effects on sales of Wyndgate's software products and on the Company's operations. Management anticipates that the costs to insure its software products developed for sale and that the Company's internal systems are Year 2000 compliant will not be material to the Company's results of operations, liquidity, or financial position. In addition, the Company relies on third party providers for some of its internal systems support.

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


POTENTIAL LITIGATION DUE TO THE SALE OF DATAMED

DataMed's substance abuse testing service agreements have contract terms that vary from one to five years and, unless canceled generally ninety days prior to the end of the license term, most are automatically renewable. Generally, such contracts are not assignable. The Asset Purchase Agreement for the sale of DataMed provides that the Company will assign all of DataMed's customer contracts to the purchaser, and if DataMed customers do not consent to the assignment, the purchaser can require the Company to terminate any non-consenting customers' contracts. The Company will not be in the substance abuse testing business in the future. While the Company does not consider it likely, it is possible than non-consenting customers could commence litigation against the Company for failure to provide substance abuse testing pursuant to such customers' contracts with DataMed.

ITEM 3.   QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          NOT APPLICABLE

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Effective June 29, 1998, the United States Securities and Exchange Commission adopted new rules relating to stockholder proposals which stockholders do not request be included in the Company's proxy statement to be used in connection with the Company's Annual Meeting of Stockholders. Under these new rules, proxies that confer discretionary authority will not be able to be voted on a stockholder proposal to be presented at the Annual Meeting of Stockholders if the stockholder provides the Company with advance written notice of the stockholder's proposal on a date in the current year that is at least 45 days prior to the date the prior year's proxy materials were mailed to the Company's stockholders. If a stockholder fails to so notify the Company, proxies that confer discretionary authority will be able to be voted when the proposal is presented at the Annual Meeting of Stockholders.

In accordance with the new rules, proxies which confer discretionary authority will be able to be voted on stockholder proposals that the stockholders do not request be included in the Company's proxy statement but plan to present at the Company's next Annual Meeting of Stockholders unless the Company receives notice of the proposals by no later than September 6, 1998.

At the close of business on May 15, 1998, William J. Collard resigned as a director of the Company.

On August 13, 1998, Robert L. Long resigned as a director of the Company, as a director of Fronteer Financial Holdings Ltd. and as a director and officer of subsidiaries of Fronteer Financial Holdings, Ltd.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit No.    Description
          -----------    -----------
               27.1      Financial Data Schedule for June 30, 1998

     (b)  Reports on Form 8-K:

          Current Report on Form 8-K dated January 20,1998, filed January 20, 1998, reporting an instance of non-compliance with new requirement for continued listing on NASDAQ which became effective February 23, 1998 whereby a Company must maintain at least $2 million of net tangible assets. In addition, the Company reported it would be adopting Statement of Position 97-2 "Software Revenue Recognition" in 1998.

          Current Report on Form 8K dated June 19, 1998, filed June 30, 1998, as amended, reporting a Change in the Registrant's certifying Accountants and an Other Item. The Other Item reported was the change in control of the Company brought on by new financing agreements with Heng Fung Finance Company Limited and Fronteer Capital Inc.

                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              GLOBAL MED TECHNOLOGIES, INC.


Date  August 19, 1998         By /s/ MICHAEL I. RUXIN
      ----------------           ---------------------------------
                                 Michael I. Ruxin
                                 Chief Executive Officer


Date  August 19, 1998         By /s/ ALAN K. GEDDES
      ----------------           ---------------------------------
                                 Alan K. Geddes
                                 Chief Financial Officer



                                  EXHIBIT INDEX

Exhibit                           Description
-------                           -----------

27.0                              Financial Data Schedule