Form 10QSB
period 1998-09-30
GLOBAL MED TECHNOLOGIES INC
filed 1998-11-16
CIK 1009463

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------
Commission file number                      0-22083

                          Global Med Technologies, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                        84-1116894
   ------------------------------               -------------------------------
  (State of other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)


               12600 West Colfax, Suite A-500, Lakewood, CO 80215
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 238-2000
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the pat 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes    [ ]  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of October 30, 1998, 8,318,255 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format   [ ] Yes    [X] No

                          GLOBAL MED TECHNOLOGIES, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                            Page No.

     a. Consolidated Balance Sheets as of  September 30, 1998
        (unaudited) and December 31, 1997..................................... 3

     b. Unaudited Consolidated Statements of Operations for the three months ended September 30, 1998 and September 30, 1997......................  5

     c. Unaudited Consolidated Statements of Operations for the nine months ended September 30, 1998 and September 30, 1997......................  6

     d. Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and September 30, 1997......................  7


     e. Notes to Unaudited Consolidated Financial Statements.................  9

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations................................  12


PART II - OTHER INFORMATION
Item 5. Other Information...................................................  16

Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits......................................................... 17

        b.  Reports on Form 8-K.............................................. 17

Signatures..................................................................  17

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                          GLOBAL MED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     September 30,    December 31,
                                                                                        1998             1997
                                                                                     ----------       -----------
ASSETS                                                                               (Unaudited)

Current assets:
  Cash and cash equivalents ..................................................       $    517        $  2,370
  Accounts receivable-trade, net of
        allowance for uncollectible accounts of
        $50 and $175 at September 30, 1998 and
        December 31, 1997, respectively ......................................             65             175
  Unbilled revenues, net of allowance for
        uncollectible accounts of $15 and $125 at
        September 30, 1998 and December 31, 1997,
        respectively .........................................................             43             158
  Prepaid expenses and other assets ..........................................            158             256
                                                                                     --------        --------
  Total current assets .......................................................            783           2,959

  Deferred financing costs, net of amortization
        of $ 3,092  and $-0- at September 30, 1998
        and December 31, 1997, respectively ..................................          4,328            --

  Furniture, fixtures and equipment, at cost:
        Furniture and fixtures ...............................................            369             367
        Machinery and equipment ..............................................            309             303
        Computer hardware and software .......................................          1,146           1,166
                                                                                     --------        --------
                                                                                        1,824           1,836
Less accumulated depreciation and amortization ...............................         (1,044)           (665)
                                                                                     --------        --------
                                                                                          780           1,171

Capitalized software development costs, less accumulated .....................            685             136
         amortization of $645 and $403 at September 30, 1998
         and December 31, 1997, respectively

Other assets .................................................................             60            --
                                                                                     --------        --------

Total assets .................................................................       $  6,636        $  4,266
                                                                                     ========        ========

See notes to unaudited consolidated financial statements




                          GLOBAL MED TECHNOLOGIES, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     September 30,    December 31,
                                                                                        1998             1997
                                                                                     ----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ...............................       (Unaudited)

Current liabilities:
     Accounts payable ........................................................       $    368        $    324
     Accrued expenses ........................................................            602             599
     Accrued payroll .........................................................            129             398
     Accrued compensated absences ............................................            439             449
     Noncompete accrual ......................................................             35             150
     Unearned revenue ........................................................          2,238           2,761
     Current portion of capital lease obligations ............................            129             229
     Short term debt .........................................................          1,500            --
     Net liabilities of discontinued operations ..............................           --               631
                                                                                     --------        --------

Total current liabilities ....................................................          5,440           5,541

Capital lease obligations, less current portion ..............................            115             198
                                                                                     --------        --------

Total liabilities ............................................................          5,555           5,739

Commitments and contingencies

Stockholders' equity (deficit):
     Preferred stock, $.01 par value: Authorized shares - 10,000,000
        None issued or outstanding ...........................................           --              --
     Common stock, $.01 par value: Authorized shares - 40,000,000
        Issued and outstanding shares-8,318,255 and 8,148,255
        at September 30, 1998 and December 31, 1997, respectively ............             82              82
     Additional paid-in capital ..............................................         20,961          13,420
     Accumulated deficit .....................................................        (19,962)        (14,975)
                                                                                     --------        --------
Total stockholders' equity (deficit) .........................................          1,081          (1,473)
                                                                                     --------        --------

Total liabilities and stockholders' equity (deficit) .........................       $  6,636        $  4,266
                                                                                     ========        ========

See notes to unaudited consolidated financial statements.

                          GLOBAL MED TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT COMMON SHARE INFORMATION)


                                                            Three Months Ended
                                                              September 30,
                                                         1998           1997
                                                         ----           ----

Revenues:
     Software sales and consulting .............   $     1,097    $       564
     Hardware and software, obtained
         from vendors ..........................            27             46
                                                   -----------    -----------
                                                         1,124            610

Cost of revenues:
     Software sales and consulting .............           455            477
     Hardware and software, obtained
         from vendors ..........................            17             22
                                                   -----------    -----------
                                                           472            499
                                                   -----------    -----------
Gross profit ...................................           652            111

Operating expenses:
     General and administrative ................           129            727
     Sales and marketing .......................           151            614
     Research and development ..................           332            716
     Depreciation and amortization .............           139            115
                                                   -----------    -----------

 Loss before other income (expense) ............           (99)        (2,061)
                                                   -----------    -----------

Interest income ................................             2             32
Interest expense ...............................           (46)           (20)
Amortization of deferred financing costs .......        (1,855)          --
Other ..........................................           459           --
                                                   -----------    -----------

Net loss .......................................   $    (1,539)   $    (2,049)
                                                   ===========    ===========


Basic and diluted loss per share of common stock   $     (0.19)   $     (0.27)
                                                   ===========    ===========

Weighted average number of common shares
      outstanding - basic and diluted ..........     8,217,603      7,484,000
                                                   ===========    ===========

See notes to unaudited consolidated financial statements.


                          GLOBAL MED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT COMMON SHARE INFORMATION)

                                                                  Nine Months Ended
                                                                  September 30,
                                                                 1998       1997
                                                                 ----       ----
Revenues:
     Software sales and consulting ........................   $ 3,159    $ 1,929
     Hardware and software, obtained
         from vendors .....................................       383        266
                                                              -------    -------
                                                                3,542      2,195

Cost of revenues:
     Software sales and consulting ........................     1,532      1,067
     Hardware and software, obtained
        from vendors ......................................       300        190
                                                              -------    -------
                                                                1,832      1,257
                                                              -------    -------
Gross profit ..............................................     1,710        938

Operating expenses:

  General and administrative ..............................       904      2,345
  Sales and marketing .....................................       838      1,100
  Research and development ................................     1,687      1,794
  Depreciation and amortization ...........................       427        269
  Restructuring charges ...................................       138       --

                                                              -------    -------

Loss before other income (expense) ........................    (2,284)    (4,570)

Interest income ...........................................        15        147
Interest expense ..........................................       (85)       (67)
Amortization of deferred financing costs ..................    (3,092)      --
Other .....................................................       459        (81)
                                                              -------    -------

Loss from continuing operations ...........................    (4,987)    (4,571)

Loss from discontinued operations .........................      --         (880)
                                                              -------    -------

Net loss ..................................................   $(4,987)   $(5,451)
                                                              =======    =======
Basic and diluted loss per share of common stock:
     Continuing operations ................................   $ (0.61)   $ (0.61)
     Discontinued operations ..............................      --        (0.12)
                                                              -------    -------
                                                              $ (0.61)   $ (0.73)
                                                              =======    =======

Weighted average number of common shares
     outstanding - basic and diluted                        8,171,625  7,484,000
                                                            =========  =========

See notes to unaudited consolidated financial statements.

                          GLOBAL MED TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                         1998       1997
                                                                         ----       ----
OPERATING ACTIVITIES
Net loss ..........................................................   $(4,987)   $(5,451)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Loss from discontinued operations ............................      --          880
     Shares issued for services, net ..............................        43        502
     Changes in allowances for uncollectible amounts ..............      (235)      --
     Depreciation and amortization ................................       427        269
     Amortization of financing costs ..............................     3,092       --
     Amortization of software costs ...............................       242        180
     Increase in other long term assets ...........................       (60)      --
     Other ........................................................        20          2

Changes in operating assets and liabilities:
     Accounts receivable-trade, net ...............................       235         50
     Unbilled revenues, net .......................................       225        213
     Prepaid expenses and other assets ............................       176        (79)
     Capitalized software development costs .......................      (791)      --
     Accounts payable .............................................        44         23
     Accrued expenses .............................................         3       (226)
     Accrued payroll ..............................................      (269)       (24)
     Accrued compensated absences .................................       (10)        37
     Noncompete accrual ...........................................      (115)      --
     Unearned revenue .............................................      (523)       563
                                                                      -------    -------

                 Net cash used in continuing operations ...........    (2,483)    (3,061)
                 Net cash used in discontinued operations .........      (631)    (1,255)
                                                                      -------    -------
                 Net cash used in operating activities ............    (3,114)    (4,316)
                                                                      -------    -------

INVESTING ACTIVITIES
Purchases of equipment and fixtures ...............................       (66)      (670)
Proceeds from sales of property and equipment .....................        10       --
                                                                      -------    -------

                 Net cash used in investing activities ............       (56)      (670)
                                                                      -------    -------





                          GLOBAL MED TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                          1998        1997
                                                                          ----        ----
FINANCING ACTIVITIES
Borrowings on short-term debt .......................................     1,500        450
Principal payments on short-term debt ...............................      --       (1,547)
Principal payments under capital
   lease obligations ................................................      (183)      (150)
Principal payments on notes payable .................................      --         (327)
Issuance of common stock, net .......................................      --        8,272
Deferred offering costs .............................................      --          486
Changes in net long term assets of discontinued operations ..........      --         (165)
                                                                        -------    -------

                          Net cash provided by financing activit1,317     7,019
                                                                        -------    -------

Net (decrease) increase in cash and cash equivalents ................   $(1,853)   $ 2,033

Cash and cash equivalents at beginning of period ....................     2,370        489
                                                                        -------    -------

Cash and cash equivalents at end of period ..........................   $   517    $ 2,522
                                                                        =======    =======


Supplemental disclosures:

     Cash paid for interest approximates interest expense.

     Shares of Common Stock were issued in exchange for services and recorded as prepaid expense in the amount of $78 thousand. This amount represents fair market value of the 100,000 shares at the date of issuance.

     In exchange for services, 70,000 shares of Common Stock were issued during 1998 at the then market value of $81 thousand and previously issued shares with a value of $38 thousand were rescinded.

See notes to unaudited consolidated financial statements.

                          GLOBAL MED TECHNOLOGIES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Med Technologies, Inc. (the "Company") have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of financial position at September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cashflows for the nine months ended September 30, 1998 and 1997 have been included.

While management believes the disclosures presented are adequate to prevent misleading information it is suggested that the accompanying unaudited consolidated interim financial statements be read with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, as filed with the Securities Exchange Commission. The interim results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period of 1998 or for the year ending December 31, 1998.

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

2.   LIQUIDITY AND MANAGEMENT'S PLANS

From inception through September 30, 1998, the Company has incurred significant cumulative net losses. The Company expects to continue to incur net losses through 1999, and possibly thereafter, until its existing SafeTrace(R) software product is completely implemented and operational within the Company's customers' information system environments and until its transfusion services software product (to be known as SafeTrace Tx(TM)), is established in its markets. In April 1998, the Company entered into two financing agreements with two related parties, which were previously not affiliated with the Company, as follows: a loan of $1.5 million and a line of credit of up to $1.65 million. Both the loan and the line of credit accrue interest to be repaid upon maturity of 366 days after April 14, 1998. The Company agreed to pay a cash finder's fee of 9% of the amounts drawn upon the line of credit to American Fronteer Financial Corporation (AFFC), formerly known as RAF Financial Corporation. AFFC is related to the lenders and was also the lead underwriter for the Company's February 1997 initial public offering.


In consideration for the $1.5 million loan, the lender received 6 million detachable warrants, exercisable at $.25 per warrant, for 6 million shares of the Company's common stock. The exercise price of the detachable warrants was substantially below the market price for the Company's common stock at the grant date of April 14, 1998. In consideration of extending the $1.65 million line of

                          GLOBAL MED TECHNOLOGIES, INC.

credit, the lender received 1 million detachable warrants, exercisable at $.25 per warrant, for 1 million shares of the Company's common stock. When the Company draws upon the $1.65 million line of credit, the lender will receive an additional 5 million detachable warrants, exercisable at $.25 per warrant, for 5 million shares of the Company's common stock. The warrants are exercisable over a 10-year period from April 14, 1998. The Company was required to use its best efforts to register the common stock underlying the detachable warrants on or before July 14, 1998. If the Company defaults on the $1.5 million loan or the $1.65 million line of credit, the debt, including any interest, can be converted into shares of the Company's common stock on the basis of one share for each $.05 of debt. Through September 30, 1998, the Company had drawn $1.5 million on the $1.5 million loan and $ -0- on the line of credit. On October 30, 1998, the Company drew $400,000 on the line of credit.

In accordance with the borrowing agreements, a Form SB-2, not yet effective, was filed with the Securities and Exchange Commission on May 15, 1998, to register the common stock. The Company plans to update the Form SB-2 prior to the end of the year.

The issuance of the discounted warrants resulted in a significant noncash transaction in the Company's 1998 consolidated financial statements. Based on a managerial assessment, using the Black-Scholes pricing model, $7.42 million was recorded as the fair value of the warrants and deferred financing costs to be amortized over the twelve month term of the debt. For the quarter and nine months ended September 30, 1998, $1.855 million and $3.092 million, respectively, were amortized to financing cost expense in the statement of operations.

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

3.   DISCONTINUED OPERATIONS

On August 18, 1997, the Company entered into an asset purchase agreement with National Medical Review Office, Inc. (NMRO) to sell its DataMed division to NMRO contingent upon approval from the Company's stockholders. In conjunction with the sale, the Company and NMRO also entered into a management agreement where NMRO agreed effective July 1, 1997 to assume the direction and control of the business and operations of DataMed. Accordingly, NMRO managed the business and assumed ownership responsibility for the operational results from July 1, 1997 through the date of final close. On December 15, 1997, upon stockholders' approval, the Company finalized the sale of the assets and operations of DataMed to NMRO.

The operating results of the discontinued operations reflected in the Company's unaudited consolidated statements of operations are summarized as follows (in thousands):


                                                         Nine Months Ended
                                                         September 30, 1997
                                                         ------------------

Substance abuse testing and other revenue ...........          $ 2,953
Operating expenses ..................................           (2,151)
                                                               -------
Gross profit ........................................          $   802
                                                               =======

Net loss ............................................          $  (880)
                                                               =======

                          GLOBAL MED TECHNOLOGIES, INC.

The net liabilities of the discontinued operations were $631 thousand at December 31, 1997.

4.   REVENUE RECOGNITION

As of January 1, 1998, the Company adopted AICPA Statement of Position (SOP) 97-2, "Software Revenue Recognition", which is effective for transactions that the Company entered into during the three and nine months ended September 30, 1998 and for transactions which the Company will enter into in the future. SOP 97-2 prohibits retroactive application of its provisions. The most significant impact of SOP 97-2 on the Company's revenue recognition accounting policies is that for arrangements with multiple elements, revenue may be deferred and amortized over an extended delivery period and revenue will be recognized based on the fair value of each multiple element. The Company has made changes in its business operations to minimize the impact of SOP 97-2.

5.   STOCKHOLDERS' EQUITY

Stock Options & Warrants

On August 27, 1998, options to purchase 2,784,000 Class A Common Shares were granted to officers, directors and employees, with an exercise price of $ .75 per share, the fair market value of the stock on the date of the grant.

On October 14, 1998, 130,000 options to purchase Class A Common Shares were granted to employees. Warrants to purchase 600,000 shares were issued to a director. The options and warrants were granted at an exercise price of $.75 per share, the fair market value of the stock on the date of the grant.

The options and warrants are exercisable over a ten-year period.


Common Stock

On August 3, 1998, the Company issued 50,000 shares of its common stock to a director in exchange for services. The fair value of the stock on the date of the grant was $65,125, and is reflected in the statement of operations as general and administrative expense.

On September 1, 1998, 120,000 shares of the Company's common stock were issued in exchange for services. The cost of the services and the fair market value of the shares were $93,750 of which $15,625 has been recorded in general and administrative expenses and $78,125 as prepaid expenses, pending completion of the services.


6.   CONTINGENCIES

During 1997, the Company sold its DataMed International division ("DataMed"). DataMed's substance abuse testing service agreements have contract terms that vary from one to five years and, unless canceled generally ninety days prior to the end of the license term, most are automatically renewable. Generally, such contracts are not assignable. The Asset Purchase Agreement for the sale of DataMed provides that the Company will assign all of DataMed's customer contracts to the purchaser, and if DataMed customers do not consent to the assignment, the purchaser can require the Company to terminate any non-consenting customers' contracts. The Company will not be in the substance abuse testing business in the future. While the Company does not consider it likely, it is possible than non-consenting customers could commence litigation against the Company for failure to provide substance abuse testing pursuant to such customers' contracts with DataMed.

During the quarter ended September 30, 1998, the Company revised certain estimates of loss contingencies. The revision resulted in the reversal of $421 thousand of potential liabilities related to the DataMed sale, which is reflected as other income/expenses in the statements of operations.


7.   RECLASSIFICATIONS


Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Global Med Technologies, Inc. (the "Company"), through its operating division, Wyndgate Technologies ("Wyndgate"), designs, develops, markets and supports information management software products for blood centers, hospitals, centralized transfusion centers and other healthcare related facilities. Revenues for Wyndgate are derived from licensing software, providing consulting and other value-added support services and the resale of hardware and software obtained from vendors. On December 15, 1997, the Company sold its DataMed International division ("DataMed") which is in the business of substance abuse testing management services. The unaudited consolidated financial statements and related footnotes herein reflect DataMed as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

In April 1998, the Company entered into two debt financing agreements. One agreement is with Heng Fung Finance Ltd., (Heng Fung) and the other with Fronteer Development Finance Inc., (Fronteer) which provided the Company up to $3.150 million in borrowings in exchange for up to 12 million warrants exercisable at $.25 each into 12 million shares of the Company's common stock. The value of these warrants, which were issued with an exercise price significantly below market value, was recorded as deferred financing costs of $7.42 million and will be amortized as additional interest expense over the twelve month term of the agreements. Should the Company not repay the outstanding balance, and accrued interest thereon, on or before April 15, 1999, the outstanding balance, including interest thereon, is convertible into approximately 70 million shares of common stock at $0.05 per share. As of October 30, 1998, the Company had borrowed $1.5 million on the Heng Fung loan and $400,000 on the line of credit with Fronteer.

The Company completed its initial public offering of securities in the first quarter of 1997, from which it received net proceeds of approximately $8.2 million from the sale of 1,456,988 Units, each of which consisted of two shares of common stock and one Class A common stock purchase warrant (the "February 1997 public offering"). Through June 30, 1998, the Company had used all of the $8.2 million net proceeds from this offering. The Company's use of the $8.2 million net proceeds was principally to repay short-term debt, notes payable, accounts payable and other accrued expenses; to fund Wyndgate's research and development of a transfusion management information software product ("SafeTrace Tx"); to fund Wyndgate's sales and marketing efforts, as well as for general working capital purposes. Delays in software license fee revenues, delays in the implementation cycles and software development delays related to the SafeTrace Tx software product, contributed to the Company's use of net proceeds from the February 1997 public offering prior to realization of significant revenue from operations.

Also, in April 1998, SafeTrace Tx entered beta testing at the Institute for Transfusion Medicine in Pittsburgh, Pennsylvania. Beta testing was completed in July 1998 and the transfusion service management information system product was submitted to the U.S. Food and Drug Administration (FDA) for 510(K) pre-market notification, required since SafeTrace Tx is a regulated medical device software product. FDA 510(K) clearance is expected in early 1999.

From inception to September 30, 1998, the Company has incurred significant cumulative net losses. The Company expects to continue to incur losses until 1999, and possibly thereafter, until its existing SafeTrace software product is fully implemented and fully operational within the Company's customers information system environments and until SafeTrace Tx is established in its markets. The timing and amounts of the Company's expenditures will depend upon a number of factors, including the progress of the Company's research and development processes, the status and timing of regulatory approval, the timing of market acceptance of the Company's products, the level of support needed by the Company's customers to implement the software products they license from Wyndgate, and the efforts required to develop the Company's sales and marketing organization.

In 1996, the Company entered into an Exclusivity and Software Development agreement (the "Exclusivity Agreement") with Ortho-Clinical Diagnostics, Inc. ("OCD") successor to Ortho Diagnostic Systems Inc. ("ODSI"), a wholly-owned subsidiary of Johnson & Johnson. The Exclusivity Agreement provided ODSI the exclusive right to negotiate with the Company with respect to the Company's activities and developments in information technology and intellectual property relating to donor and transfusion medicine.

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

The Company also agreed to perform certain software development services for OCD. In connection with the extension to December 31, 1998, the parties agreed that OCD has until June 30, 1999 to elect to require the Company to provide the software development services as defined in the Exclusivity Agreement.

ALL STATEMENTS CONTAINED HEREIN, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY THE COMPANY OR ITS OFFICERS, DIRECTORS, OR EMPLOYEES ACTING ON ITS BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AND RISK FACTORS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE COMMISSION. IN ADDITION TO STATEMENTS THAT EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," "INTENDS," OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR.

Results of operations for the three and nine months ended September 30, 1998 and 1997:

The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for any other interim period of 1998 or for the year ending December 31, 1998.

The following discussion of the Company's results of operations and of its liquidity and capital resources is derived from and should be read with the unaudited consolidated financial statements and the related notes herein; and the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

REVENUES

Revenues are comprised of software sales, consulting, and maintenance revenues, and the resale of hardware and software obtained from vendors.

During the three months ended September 30, 1998, total revenues of $ 1.124 million increased $ 514 thousand or 84% from the revenues of $610 thousand for the comparable 1997 quarter. For the nine month period ended September 30, 1998, total revenues increased $ 1.347 million to $ 3.542 million or 61% from total revenues for the nine month period ended September 30, 1997, of $2.195 million. Revenue increases are due to the signing of new customers and completing the installation for existing customers. In addition, the Company's revenue base for maintenance fees is increasing.

Gross profit for the three and nine months ended September 30, 1998 was $ 652 thousand and $ 1.710 million, respectively, compared to $ 111 thousand and $ 938 thousand for the comparable 1997 periods respectively. Gross profit as a percentage of revenue was 58% for the three months ended September 30, 1998 compared to 18% for the respective 1997 period. Gross profit percentages of revenue were 48% and 43% for the nine months periods ended September 30, 1998 and 1997. During the second and third quarters of 1998, the Company experienced increased software sales and deliveries from a decreased basis in 1997. Software product licenses typically have a higher profit margin than revenue from consulting and implementation related services. In addition, for the three month period, the Company has realized benefit from the cost reduction program described below.

In the second quarter of 1998, software development costs began to be capitalized in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," when the Company achieved technological feasibility on the SafeTrace Tx product. Research and development expense for the three and nine months ended September 30, 1998, were $332 thousand and $1.687 million, respectively compared to $716 thousand and $1.794 million for the comparable periods of 1997.

General and administrative expenses for both the three and nine months ended September 30, 1998 decreased significantly from the comparable 1997 periods due to management's continuing efforts to reduce overhead costs and streamline administrative processes as discussed below.

During the quarter ended September 30, 1998, the Company revised certain estimates of loss contingencies. The revision resulted in the reversal of $421 thousand of potential liabilities related to the DataMed sale, which is reflected as other income/expenses in the statements of operations.

As described above, the Company recognized a non-cash charge to the statement of operations of $3.092 million for the amortization of deferred financing costs related to a total of $7.42 million for warrants issued in connection with the private financing arrangements.

COST REDUCTION PROGRAM

During the period ended March 31, 1998, management proposed and the Company's board of directors approved a substantial cost reduction program which initially resulted in a decrease of over 30 full time employees in addition to a decrease in the number of contracted developers. This cost reduction program is anticipated to assist in the reduction of the Company's operating expenses. Management currently believes the current and anticipated employee base will be able to successfully service and market to Wyndgate's existing and anticipated SafeTrace customers, and receive 510(k) clearance for SafeTrace Tx anticipated early in 1999, and successfully implement a sales and marketing program for SafeTrace Tx. In addition, management believes the current employee base will be able to continue to provide effective and market-driven SafeTrace enhancements and upgrades to current and future customers. However, there can be no assurance that the Company will be successful as a result of the cost reduction program. During the remainder of 1998, management does not anticipate substantial additional cost reduction charges.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $517 thousand at September 30, 1998, compared to $2.370 million at December 31, 1997. There are no restrictions on cash and cash equivalent balances.

The Company had working capital deficits of approximately $4.657 million and $2.582 million at September 30, 1998 and December 31, 1997, respectively. The change in working capital during the nine months ended September 30, 1998 was primarily due to an increase in short term debt and the Company's use of approximately $1.853 million in cash during the same period. Upon completion of the SafeTrace Tx product in March, 1998, the Company implemented the cost reduction program discussed above and during April 1998, the Company entered into financing agreements which provided the Company up to approximately $3.150 million in borrowings.

Management currently anticipates that these borrowings will be sufficient to satisfy the Company's liquidity and working capital requirements until April 1999 although, it is anticipated, the Company will continue to incur operating losses and negative cash flows during that period.

To the extent that the net borrowings provided by the April 1998 financing agreements are insufficient to fund the Company's liquidity and capital requirements in the short or long term, the Company will require additional capital through debt financing or public or private equity financing, or the Company may be required to substantially reduce its existing software development programs and other operating expenses.

The Company used $3.114 million in net cash in operating activities during the nine months ended September 30, 1998, compared to $4.316 million of net cash used in operating activities during the same period in 1997. These amounts include $631 thousand of net cash used for discontinued operations during the nine months ended September 30, 1998 and $1.255 million of net cash used by discontinued operations during the same period in 1997. The cash used in continuing operations of $2.483 million during the nine months ended September 30, 1998 consisted primarily of the net loss from continuing operations of approximately $4.987 million net of noncash items for financing costs, changes in allowances for uncollectible amounts and depreciation and amortization for a total of $2.5 million.

Net cash provided by financing activities was $7.0 million during the nine months ended September 30, 1997. During the nine months ended September 30, 1997, the Company completed its initial public offering and received approximately $8.2 million in net proceeds. During 1998, the Company obtained $1.5 million of short-term debt financing.

YEAR 2000 COMPLIANCE

The "Year 2000" problem which is common to most corporations concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. Management has completed a Year 2000 compliance review of SafeTrace Tx, other Wyndgate developed software, and the Company's internal systems. As a result, management has developed a plan to address the Company's Year 2000 compliance issues and is in the process of modifying and identifying actions to address affected systems in time to minimize any detrimental effects on sales of Wyndgate's software products and on the Company's operations. Management anticipates that the costs to insure its software products developed for sale and that the Company's internal systems are Year 2000 compliant will not be material to the Company's results of operations, liquidity, or financial position. Based upon information currently available, management does not anticipate that the Company will incur substantial costs to update its internal use computer software programs and applications to be Year 2000 compliant.

The Company's failure to resolve Year 2000 issues on or before December 31, 1999 could result in system failures or miscalculations causing disruption in operations, including, among other things, a temporary inability to process transactions, send invoices, send and/or receive e-mail, or engage in similar normal business activities. Additionally, failure of third parties upon whom the Company's business relies to timely remediate their Year 2000 issues could result in disruption in the Company's supplies, materials late, missed or unapplied payments, temporary disruptions in order processing and other general problems related to the Company's daily operations. While the Company believes its Year 2000 plans will adequately address the Company's internal Year 2000 issues, until the Company receives information from a significant number of the Company's suppliers and customers, the overall risks associated with the Year 2000 issue remain difficult to accurately describe and quantify, and there can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Company and its operations.

The Company has implemented a Year 2000 Contingency Plan and has advised its customers to do the same. It is the Company's goal to have the major Year 2000 Issues resolved before the end of 1999. As part of the Company's Year 2000 Project, the Company may retain the services of an outside consultant to verify and validate the Company's Year 2000 compliance.

POTENTIAL LITIGATION DUE TO THE SALE OF DATAMED

DataMed's substance abuse testing service agreements have contract terms that vary from one to five years and, unless canceled generally ninety days prior to the end of the license term, most are automatically renewable. Generally, such contracts are not assignable. The Asset Purchase Agreement for the sale of DataMed provides that the Company will assign all of DataMed's customer contracts to the purchaser, and if DataMed customers do not consent to the assignment, the purchaser can require the Company to terminate any non-consenting customers' contracts. The Company will not be in the substance abuse testing business in the future. While the Company does not consider it likely, it is possible that non-consenting customers could commence litigation against the Company for failure to provide substance abuse testing pursuant to such customers' contracts with DataMed.

ITEM 3.    QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not Applicable

PART II.   OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

           Not Applicable

                          GLOBAL MED TECHNOLOGIES, INC.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibit No.   Description
           ----------    -----------
           27.0          Financial Data Schedule for September 30, 1998

       (b) Reports on Form 8-K:

          Current Report on Form 8-K dated October 2, 1998, filed October 7, 1998, reported a Change in the Registrant's Certifying Accountants. On October 2, 1998, KPMG Peat Marwick, LLP was engaged as Registrant's certifying accountants for the year ending December 31, 1998.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC.

Date:    November 12, 1998          By:      /s/ Michael I. Ruxin
         ------------------                  --------------------
                                             Michael I. Ruxin
                                             Chief Executive Officer




Date:    November 12, 1998          By:      /s/ Alan K. Geddes
         ------------------                  ------------------
                                             Alan K. Geddes
                                             Chief Financial Officer

                                  Exhibit Index



Exhibit                 Description
-------                 -----------

27.0                    Financial Data Schedule