Form 10KSB
period 1998-12-31
GLOBAL MED TECHNOLOGIES INC
filed 1999-04-15
CIK 1009463

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

                  For The Fiscal Year Ended: December 31, 1998

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period From             To
                                    -----------    ----------
COMMISSION FILE NUMBER: 0 - 22083

                          GLOBAL MED TECHNOLOGIES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Colorado                                             84-1116894
 ------------------------------                             ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

             12600 West Colfax Suite C-420 Lakewood, Colorado 80215
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (303) 238-2000

Securities to be registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

                          Common Stock, $.01 par value
                     --------------------------------------
                     Class A Common Stock Purchase Warrants
                     --------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                         Yes [X]    No  [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $4,787,000

Aggregate market value of voting stock held by non-affiliates as of March 15, 1999: $11,583,816

Shares  of Common  Stock,  $.01 par  value,  outstanding  as of March 15,  1999:
8,881,879

Documents incorporated by reference:

    Exhibits to Issuer's Registration Statement on Form SB-2, No. 333-52761.

                                TABLE OF CONTENTS

                                     PART I

Item                                                                        Page

     1.       Description of Business                                          3

     2.       Description of Property                                          9

     3.       Legal Proceedings                                                9

     4.       Submission of Matters to a Vote of Security Holders             10

                                     PART II

     5.       Market for Common Equity and Related Stockholder Matters        10

     6.       Management's Discussion and Analysis                            11

     7.       Financial Statements                                            16

     8.       Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure                                            18

                                    PART III

     9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16 (a) of the Exchange Act              19

     10.      Executive Compensation                                          23

     11.      Security Ownership of Certain Beneficial Owners and Management  31

     12.      Certain Relationships and Related Transactions                  36

                                     PART IV

     13.  Exhibits and Reports on Form 8-K                                    37

     14.  Signatures                                                          38

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                              Business Development

Global Med Technologies, Inc. (the Company or Global) was organized under the laws of the State of Colorado in December 1989. The Company completed its initial public offering of securities in the first quarter of 1997, from which it received net proceeds of approximately $8,200,000 from the sale of 1,456,988 Units, each of which consisted of two shares of Common Stock and one Class A Common Stock Purchase Warrant (the Class A Warrants).

Formerly known as National MRO, Inc., which was founded in 1989, the Company changed its name to Global Data Technologies, Inc. in 1995, in connection with the merger of National MRO, Inc. and The Wyndgate Group, Ltd. (Wyndgate) in May 1995. The Company changed its name again in May 1996 to Global Med Technologies, Inc.

Wyndgate operates as a division of Global, and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities.

The National MRO, Inc. business operated as the DataMed International (DataMed) division of the Company, and managed and marketed a variety of services that are designed to assist companies with administering substance abuse testing programs. Effective December 15, 1997, the Company sold DataMed for gross proceeds of $1,200,000 and the assumption of certain liabilities and capital leases (the DataMed Sale).

FINANCING AGREEMENTS - 1999

In March 1999, the Company entered into agreements for a comprehensive financing package that includes: (1) an $8,000,000 preferred stock private placement through American Fronteer Financial Corporation (AFFC), a wholly owned subsidiary of Fronteer Financial Holdings Ltd. (Fronteer Financial); (2) exercise of 2,000,000 warrants at $0.25 per warrant; (3) extending the balance on the line of credit with eBanker USA.Com, Inc. (eBanker), formerly Fronteer Development Finance, Inc., a majority owned subsidiary of Fronteer Financial, until April 15, 2000, with a change in the default conversion rate from $0.05 per share contained in the original loan agreement to $0.25 per share; and (4) a $750,000 bridge loan, which bears interest at 12% per annum (March 1999 Financing Agreements).

The Company executed a letter agreement with AFFC for an $8,000,000 convertible preferred stock private placement. The convertible preferred stock will be convertible into common stock at $2.50 per share any time after twelve months of the closing date of the sale of the stock. There will be a forced conversion of the convertible preferred stock into common stock if the closing bid market price of the common stock is at $4.00 or more for at least 15 business days. The convertible preferred stock will carry a 15% coupon paid semi-annually in the Company's common stock.

Heng Fung Finance Company, Ltd. (Heng Fung Finance) is in the process of surrendering the promissory note in the amount of $500,000 in exercise of the warrants to acquire 2,000,000 shares of common stock of the Company. This transaction is expected to be completed in April 1999.

The remaining $2,650,000 loan from eBanker will be extended until April 15, 2000, with the previous conversion price of $0.05 per share increased to $0.25 per share. In consideration for the extension, the Company paid a 2% fee to AFFC of $53,000, payable in shares of the Company's common stock.

The $750,000 bridge loan bears interest at 12% and is convertible 6 months after the loan is drawn into shares of common stock of the Company at the 15-day average closing bid price prior to the date of closing. The loan has not yet been drawn.

In April 1999, the Company entered into an agreement with Heng Fung Finance for a bridge loan in the amount of $2,000,000 (April 1999 Financing Agreement). The agreement provides a line of credit, with interest at 12% per annum payable monthly, due April 12, 2000. As consideration for the line of credit, the Company agreed to pay a fee equal to 5% of the total line of credit in shares of common stock of the Company. The line of credit will be convertible, at Heng Fung's option, into shares of the Company's common stock at a price based on the average closing bid price of the Company's common stock for a period of 15 business days prior to April 13, 1999.

With the above financing packages, the Company and AFFC have mutually agreed to withdraw the $20,000,000 bond offering, which was previously announced.

FINANCING AGREEMENTS - 1998

On April 14, 1998, Fronteer Capital, Inc. (Fronteer Capital), a wholly owned subsidiary of Fronteer Financial, and Heng Fung Finance committed to provide to the Company lines of credit for up to $1,650,000 and $1,500,000, respectively, for a total combined loan commitment of $3,150,000 over the following twelve months (April 1998 Financing Agreements). The loans bear interest calculated at a rate of 12% per annum, and were originally due on April 15, 1999 but have been extended to April 15, 2000.

Pursuant to the loan commitment provided by Heng Fung Finance, the Company had agreed that the Company's board of directors would not exceed nine and Heng Fung Finance had the option to cancel all the Company's then existing management and employee contracts. Heng Fung Finance has appointed five members to the board of directors of the Company. Since completion of the April 1998 Financing Agreements and the appointment of the additional directors by Heng Fung Finance, new employment contracts, approved by the Board, have been entered into with Dr. Michael I. Ruxin, Chairman and Chief Executive Officer, and Messrs. Thomas F. Marcinek, President and Chief Operating Officer, and Alan K. Geddes, Vice President and Chief Financial Officer.

For issuing the commitment, Heng Fung Finance received warrants to purchase 6,000,000 shares of the Company's common stock. The warrants are exercisable at $0.25 per share for up to 10 years and the Company registered the Warrants and the underlying shares for resale under the Securities Act of 1933, as amended (1933 Act). Using the Black-Scholes model for estimating the fair value of the warrants to purchase 6,000,000 shares of the Company's common stock, the Company recorded $5,340,000 as deferred financing costs as of April 14, 1998, to be amortized straight-line over the term of the loan. For issuing its commitment, Fronteer Capital received warrants to purchase 1,000,000 shares of the Company's common stock. When the line of credit was drawn upon in October 1998, Fronteer Capital received additional warrants to purchase 5,000,000 shares of the Company's common stock. The warrants are exercisable at $0.25 per share for up to 10 years and the Company registered the warrants and the underlying shares for resale under the 1933 Act. Using the Black-Scholes model for estimating the fair value of the warrants to purchase 1,000,000 shares of the Company's common stock, the Company recorded $890,000 as deferred financing costs as of April 14, 1998, to be amortized straight-line over the term of the loan. Using the Black-Scholes model for estimating the fair value of the warrants to purchase 5,000,000 shares of the Company's common stock, the Company recorded an additional $4,450,000 as deferred financing costs as of October 30, 1998, to be amortized straight-line over the remaining term of the loan. The Company's Registration Statement which included the 12,000,000 warrants and the underlying shares became effective February 16, 1999.

The loan commitment provided by Fronteer Capital has substantially the same terms and conditions as the loan commitment provided by Heng Fung Finance except that, if Heng Fung Finance had not appointed directors to the Company's board of directors, Fronteer Capital had the right to appoint a maximum of three members to the board of directors of the Company. Dr. Michael I. Ruxin, the Chief

Executive Officer of the Company, has agreed to personally guarantee the repayment of $1,650,000 of the Fronteer Capital line of credit. The guarantee is limited to certain of Dr. Ruxin's assets.

If the Company defaults on the repayment of any amount borrowed by the Company pursuant to the Heng Fung Finance commitment, all original existing members of the board of directors of the Company will have to resign and Heng Fung Finance will have the right to appoint all new members to the board of directors; and all employment contracts of the management and officers of the Company entered into prior to the financing agreements will be invalid immediately, and their employment will be subject to reconfirmation by Heng Fung Finance. Prior to the Financing Agreements executed in March 1999, Heng Fung Finance had the right to convert the outstanding amount of the loan into shares of the Company's common stock at a conversion price of $0.05 per share. The March 1999 Financing Agreements increased the conversion price to $0.25 per share. If there is no default on the repayment to Heng Fung Finance, or if there is a default and Heng Fung Finance does not exercise its rights on default, Fronteer Capital will have the same rights on default on the repayment of any amounts borrowed pursuant to the Fronteer Capital commitment as Heng Fung Finance as are specified above.

On September 11, 1998, Fronteer Capital entered into an agreement with eBanker, whereby Fronteer Capital agreed to assign to eBanker its rights to and obligations in the loan commitment to the Company. On September 28, 1998, the Company approved the Assignment, Assumption and Consent Agreement by and between the Company, Dr. Ruxin, Fronteer Capital and eBanker whereby the Company consented to the assignment by Fronteer Capital to eBanker of all of the rights, duties and obligations under the Fronteer Capital line of credit agreement described above.

In October 1998, the Company, Heng Fung Finance and eBanker entered into a Loan and Warrant Purchase and Sale Agreement whereby Heng Fung Finance sold, and eBanker purchased, $1,000,000 of the Heng Fung Finance loan and warrants to purchase 4,000,000 shares of the Company's common stock. Heng Fung agreed to return the original notes and its warrant to purchase 6,000,000 shares of the Company's common stock to the Company, and the Company has issued a $500,000 promissory note and a warrant to purchase 2,000,000 shares of the Company's common stock to Heng Fung Finance and a $1,000,000 promissory note and a warrant to purchase 4,000,000 shares of the Company's common stock to eBanker.

As of December  31,  1998,  the Company  owed  $500,000 to Heng Fung Finance and
$2,200,000 to eBanker. On March 19, 1999, the Company drew the remaining $450,000 available on the line of credit with eBanker thereby owing eBanker a total of $2,650,000.

The Company agreed to pay a cash finder's fee of 9% of the Fronteer Line of Credit to AFFC, payable as the eBanker line of credit is drawn. As of December 31, 1998, the Company had paid AFFC $108,000 under the agreement. In March 1999, in consideration for the extension of the eBanker line of credit for one year, the Company paid AFFC a fee of 2% or $53,000, payable in share of the Company's common stock.

                             Business of Registrant

Principal Products and Their Markets

The Company designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other health care related facilities. Revenues are derived from the licensing of software, the provision of consulting and other value added support services and the resale of hardware and software obtained from vendors. On December 15, 1997, the Company sold its DataMed International division (DataMed) which was in the business of substance abuse testing management services.

Founded in 1984,  Wyndgate  initially  developed  a Student  Information  System
(SIS), an integrated software package for colleges and universities to track student information. Pursuant to an agreement with eight California blood centers (the Royalty Group), Wyndgate began development of a blood tracking system called SAFETRACE(R) to assist community blood centers, hospitals, plasma centers and outpatient clinics in the U.S. in complying with the quality and safety standards of the FDA for the collection and management of blood and blood products.

The Company continues to concentrate its development efforts on enhancements to its existing SAFETRACE(R) blood bank product and on development of SAFETRACE TX(TM), Wyndgate's transfusion management information system software product completed in 1998. Both products are approved by the Food and Drug Administration (FDA) for sale in the United States. Wyndgate's development of SAFETRACE TX(TM) began in 1996.

Status of SAFETRACE TX

Wyndgate has completed the development of SAFETRACE TX(TM), a transfusion management information system that is designed to be used by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. SAFETRACE TX(TM) provides electronic cross-matching capabilities to help insure blood compatibility with patient-recipients and will track, inventory, bill and document all activities with blood products from the time blood products are received in inventory to the time the blood products are used or returned to blood centers. Management expects SAFETRACE TX(TM) will complement SAFETRACE(R) as the combined SAFETRACE TX(TM) and SAFETRACE(R) software system will be able to integrate hospitals with blood centers and provide a "vein-to-vein"(TM) tracking of the blood supply. SAFETRACE TX(TM) entered beta testing on April 6, 1998. Upon completion of beta testing, a 510(k) submission of SAFETRACE TX(TM) was made to the FDA. SAFETRACE TX(TM) could only be marketed by the Company outside the United States until FDA 510(k) clearance was received. FDA clearance was received January 29, 1999.

Competition

Currently, Wyndgate is aware of four primary competitors to its SAFETRACE(R) software product, including MAK-SYSTEM Corp. from France, Information Data Management, Inc., Blood Bank Computer Systems, Inc., and Systec Computer Associates from the United States. There are two primary competitors in the United States to its SAFETRACE TX(TM) product, MEDIWARE Information Systems, Inc. and Cerner Corp. Some of these competitors are larger and have greater resources than the Company. The Company believes it is able to compete on the basis of the capabilities of the technology currently available in SAFETRACE(R) and SAFETRACE TX(TM).

Dependence on Major Customers

The  Company,  through  its  Wyndgate  division,   currently  has  26  customers
(including the Royalty Group) and intends to continue to target domestic and international blood centers, plasma centers and hospital donor centers.

During the year ended December 31, 1998, three customers, The Institute for Transfusion Medicine, Pittsburgh, Pennsylvania, Gulf Coast Regional Blood Center, Houston, Texas, and Haemonetics Corporation, Braintree, Massachusetts, each accounted for 19%, 12%, and 12%, respectively, of the Company's total revenues from continuing operations. Accounts receivable from the above customers as of December 31, 1998 was approximately $198,000. There were no accrued revenues from the above customers as of December 31, 1998.

During the year ended December 31, 1997, two customers, Belle Bonfils Memorial Blood Center, Denver, Colorado and Haemonetics Corporation, Braintree, Massachusetts, each accounted for approximately 10% and 33% of the Company's total revenues from continuing operations. Accounts receivable from the above customers as of December 31, 1998 and 1997 was approximately $150,000 and $60,000, respectively. Accrued revenues from the above customers were approximately $160,000 as of December 31, 1997. In order to reduce its credit risks, the Company generally requires substantial down payments and progress payments during SAFETRACE(R) implementations.

In April 1999, the Company entered into a termination agreement with a former customer who had previously licensed SAFETRACE(R). The agreement resolves all outstanding contractual issues and will result in payments to the Company during 1999 of approximately $1,019,000.

Royalty Agreements

The Royalty Group. Pursuant to a development agreement between Wyndgate and the Royalty Group, Wyndgate developed SAFETRACE(R) and must make royalty payments to the Royalty Group based on a percentage of Wyndgate's SAFETRACE(R) license fees collected, measured by cash received from SAFETRACE(R) licensees, net of certain fees and charges. The time period under the royalty schedule is based upon the first date of SAFETRACE(R) license invoicing, which was September 14, 1995. The royalty amounts are computed as a percentage of software license fees collected.

Institute For Transfusion Medicine. Pursuant to a Development Agreement (Development Agreement) dated July 1996, between the Company and The Institute for Transfusion Medicine (ITxM), the Company agreed to develop and has completed the development of Commercial Centralized Transfusion System Software
(Commercial CTS Software), which is Wyndgate's SAFETRACE TX(TM) software product. The Development Agreement provided for a royalty payment to ITxM for revenues received from the sale of the Commercial CTS Software, net of certain fees and charges. The royalty period starts with the first commercial transfer for value of the Commercial CTS Software, which was on March 31, 1999.

The Development Agreement further granted ITxM a non-exclusive, perpetual and fully-paid license to operate SAFETRACE TX (TM) for internal use, which includes companies which ITxM controls as defined in the Development Agreement and companies which ITxM has the ability to cause the direction of management, whether through ownership of voting securities, by contract or otherwise.

In January 1998, the Company and ITxM agreed (the January 1998 Agreement) that the Company would not be required to pay monetary penalties, accrued in 1997, in the approximate amount of $485,000, to ITxM, which were incurred as a result of delays in development of SAFETRACE TX(TM), in consideration of the Company providing to ITxM additional maintenance services and product upgrades and substitute liquidated damage provisions for delays.

With receipt of FDA clearance, the Development Agreement with ITxM expired and is survived by certain provisions regarding royalty payments, operating license, indemnification and confidentiality.

Ortho-Clinical Diagnostics, Inc. In 1996, the Company entered into an Exclusivity and Software Development agreement (the Exclusivity Agreement) with Ortho-Clinical Diagnostics, Inc. (OCD), successor to Ortho Diagnostic Systems Inc., a wholly-owned subsidiary of Johnson & Johnson. The Exclusivity Agreement provided OCD the exclusive right to negotiate with the Company with respect to the Company's activities and developments in information technology and intellectual property relating to donor and transfusion medicine. In connection with this agreement, the Company received $500,000 in 1996.

In May 1997, the Company received a request from OCD to continue its evaluation of the Company's technology, on a non-exclusive basis, with the intent of responding to the Company by July 14, 1997 regarding whether or not OCD would propose some form of transaction with the Company. The Company received an additional $500,000 from OCD during 1997. The Company and OCD agreed to further extensions of this non-exclusive agreement through December 31, 1998 to enable OCD to complete its strategic evaluation. The Company also agreed to perform certain software development services. In connection with the extension to December 31, 1998, the parties agreed that OCD has until June 30, 1999, to elect to require the Company to provide the software development services as defined in the Exclusivity Agreement. The Company anticipates finalizing a Sales, Distribution and Development Agreement during the second quarter of 1999. The total of $1,000,000 is included in deferred revenue as of December 31, 1998.

Government Approval and Regulation

With the spread of AIDS and Hepatitis-B, stringent FDA guidelines have been imposed on domestic blood centers in order to improve the quality of the U.S. blood supply. Several domestic blood centers have been cited by the FDA for noncompliance and certain blood centers have been closed as a result of non-compliance with FDA requirements. Management believes numerous blood centers throughout the worldwide blood bank industry have internally developed their own software applications and systems to track blood collection, testing, processing, distribution and transfusion activities. These internally developed systems which have been developed for domestic blood center use are also designed to comply with FDA requirements. The Company believes that most blood center developed systems are not fully integrated and do not offer the capabilities required by the FDA in view of the fact that many of the Company's current SAFETRACE(R) customers have or intend to replace their internally developed blood tracking systems with SAFETRACE(R). While laboratory information system providers have developed automated testing and reporting procedures designed for a portion of the blood tracking process, these systems address only the laboratory management function and are not fully integrated with other blood tracking functions required for effective FDA compliant blood tracking systems. The Company believes that blood centers and laboratory information system providers are looking for a way to meet the FDA guidelines while minimizing their risks and costs.

The FDA requires all blood tracking application software vendors to submit a 510(k) application for review. The application process for FDA review and compliance with FDA guidelines relates to computer software products regulated as medical devices. The FDA considers software products intended for the following to be medical devices: (i) use in the manufacture of blood and blood components; or (ii) maintenance of data used to evaluate the suitability of donors and the release of blood or blood components for transfusion or further manufacturing. As medical device manufacturers, the Company and its competitors are required to register with the Center for Biologics Evaluation and Research ("CBER"), list their medical devices, and submit a pre-market notification or application for pre-market review. In April 1997, the Company's Wyndgate division received notification from the FDA of its finding of "substantial equivalence" of SAFETRACE(R). This determination provides a 510(k) clearance and permits the Company to continue to market SAFETRACE(R). On January 29, 1999, the 510(k) clearance was received for SAFETRACE TX(TM).

The Company's products and services are subject to regulations adopted by governmental authorities, including the FDA, which governs blood center computer software products regulated as medical devices. The Company will also be required to follow applicable Good Manufacturing Practices (GMP) regulations of the FDA, which include testing, control and documentation requirements, as well as similar requirements in other countries, including International Standards Organization (ISO) 9001 standards.

Research and Development

During the years ended December 31, 1998 and 1997, the Company incurred approximately $1.97 million and $3.76 million, respectively, for research and development expenses associated with the Company's software products. Research and development expenses are anticipated to continue to be a substantial portion of the Company's operating expenses. The Company's SAFETRACE TX(TM) product achieved technological feasibility in April 1998, and accordingly, the Company capitalized $1.104 million associated with this product in 1998.

Employees

As of December 31, 1998, the Company had 49 full-time employees, consisting of 2 employees in the corporate offices in Denver, Colorado and 47 at Wyndgate's offices near Sacramento, California. The Company has employment agreements with certain personnel. The Company's employees are not represented by a labor union or subject to collective bargaining agreements. In March 1998, management implemented a cost reduction program which initially resulted in a substantial decrease to its previous employee base. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

During 1998, the Company occupied two primary locations. The Company occupied approximately 3,439 square feet of office space in Lakewood, Colorado pursuant to a lease that expires on December 31, 2000. The Company also leased approximately 22,000 square feet of office space in Rancho Cordova, California for its Wyndgate division pursuant to a lease that would have expired on September 7, 2002. Effective November 1, 1998, the Company had subleased approximately 11,000 square feet of its facility in Rancho Cordova, California.

In January 1999, the Company re-negotiated its lease in Lakewood, Colorado. The new lease is for approximately 1,252 square feet of office space and the lease expires on February 14, 2002. The former office space has been subleased. In
February 1999, the Company terminated its lease of office space in Rancho Cordova, California. The Company leased approximately 15,000 square feet of office space in El Dorado Hills, California, at a lower rate for a term of 86 months, ending May 31, 2006. Neither of these transactions resulted in significant lease termination penalties or costs.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

The following table sets forth the high and low bid prices for the Company's common stock since the common stock commenced trading on March 13, 1997. The quotations reflect inter-dealer prices, with retail markup, markdown or commissions, and may not represent actual transactions. The information presented has been derived from the National Quotation Bureau, Inc. Library.

                                  COMMON STOCK


          Fiscal Quarter Ended:                  High             Low
          --------------------                   ----             ---

              December 31, 1998               $ 1.063            0.531
              September 30, 1998                1.313            0.656
              June 30, 1998                     1.781            1.000
              March 31, 1998                    2.000            0.781
              December 31, 1997                 3.063            2.125
              September 30, 1997                2.938            1.813
              June 30, 1997                     3.000            2.750
              March 31, 1997                    3.875            3.000

                                     Holders

As of December 31, 1998, the Company had approximately 116 holders of record of the Company's common stock.

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

There have been no recent sales of unregistered securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

Global Med Technologies, Inc. (the Company), through its one operating division Wyndgate Technologies (Wyndgate), designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. Revenues for Wyndgate are derived from the licensing of software, the provision of consulting and other value-added support services and the re-sale of hardware and software obtained from vendors. On December 15, 1997, the Company sold its DataMed International division (DataMed) which is in the business of substance abuse testing management services. The audited financial statements and related footnotes herein reflect DataMed as discontinued operations.

On April 14, 1998, the Company entered into two debt financing agreements which provided the Company up to $3,150,000 in gross proceeds in exchange for up to 12,000,000 warrants convertible into common stock at $0.25 per share. Should the Company not repay the financing proceeds and accrued interest thereon on or before April 15, 1999, the convertible financing proceeds, including interest thereon, would have been convertible into approximately 70,000,000 shares of common stock at $0.05 per share.

In March 1999, the Company entered into agreements for a comprehensive financing package that includes: (1) an $8,000,000 preferred stock private placement through American Fronteer Financial Corporation (AFFC), a wholly owned subsidiary of Fronteer Financial Holdings Ltd. (Fronteer Financial); (2) exercise of 2,000,000 warrants at $0.25 per warrant; (3) extending the balance on the line of credit with eBanker USA.Com, Inc. (eBanker), formerly Fronteer Development Finance, Inc., a majority owned subsidiary of Fronteer Financial until April 15, 2000, with a change in the default conversion rate from $0.05 per share contained in the original loan agreement to $0.25 per share; and (4) a $750,000 bridge loan which bears interest at 12% per annum.

Heng Fung Finance is in the process of surrendering the promissory note in the amount of $500,000 in exercise of the warrants to acquire 2,000,000 shares of common stock of the Company. This transaction is expected to be completed in April 1999.

The remaining $2,650,000 loan from eBanker will be extended until April 15, 2000, with the previous conversion price of $0.05 per share increased to $0.25 per share. In consideration for the extension, the Company paid a 2% fee to AFFC of $53,000, payable in shares of the Company's common stock.

The $750,000 bridge loan bears interest at 12% and is convertible 6 months after the loan is drawn, into shares of common stock of the Company at the 15-day average closing bid price prior to the date of closing. The loan has not yet been drawn.

In April 1999, the Company entered into an agreement with Heng Fung Finance for a bridge loan in the amount of $2,000,000 (April 1999 Financing Agreement). The agreement provides a line of credit, with interest at 12% per annum payable monthly, due April 12, 2000. As consideration for the line of credit, the Company agreed to pay a fee equal to 5% of the total line of credit in shares of common stock of the Company. The line of credit will be convertible, at Heng Fung's option, into shares of the Company's common stock at a price based on the average closing bid price of the Company's common stock for a period of 15 business days prior to April 13, 1999.

The Company completed its initial public offering of securities in the first quarter of 1997, from which it received net proceeds of approximately $8,200,000 from the sale of 1,456,988 Units, each of which consisted of two shares of Common Stock and one Class A Common Stock Purchase Warrant (the February 1997 Public Offering). The uses of proceeds were principally expended to repay short-term debt, notes payable, accounts payable and other accrued expenses; to fund Wyndgate's research and development of the transfusion management's information software product (SAFETRACE TX(TM)); to fund Wyndgate's sales and marketing efforts, as well as for general working capital purposes.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

RESULTS OF OPERATIONS

Revenues. Revenues are comprised of software sales and consulting revenues, and the re-sale of hardware and software obtained from vendors.

Revenues from software sales and consulting increased by $2.230 million, or 101%, to $4.439 million for the year ended December 31, 1998 compared to $2.209 million for the year ended December 31, 1997. This increase in software sales and consulting revenue is primarily the result of substantially increased sales and related deliveries of Wyndgate's SAFETRACE(R) software product.

Revenues from the re-sale of hardware and software obtained from vendors increased by $51,000, or 17%, to $348,000 for the year ended December 31, 1998 compared to $297,000 for the year ended December 31, 1997. This increase was primarily due to increases in the average price per order and in the number of Wyndgate customers which ordered third party hardware and software through Wyndgate.

Cost Of Revenues. Cost of revenues as a percentage of total revenues was 47% and 64% for the year ended December 31, 1998 and 1997, respectively.

Cost of software sales and consulting, as a percentage of the related revenue was 44% and 62% for the years ended December 31, 1998 and 1997, respectively. This decrease was primarily a result of increased sales of Wyndgate's SAFETRACE(R) software product licenses, which typically have higher profit margins than revenues from consulting, and implementation related services. Additionally, relative decreases in personnel and related benefit and travel expenses incurred during 1998 for the number of SAFETRACE(R) implementations, customer training and customer support services also contributed to the decrease in the cost of software sales and consulting.

Cost of hardware and software, obtained from vendors, as a percentage of the related revenue was 86% and 75% for 1998 and 1997, respectively. Typically, revenues from the re-sale of hardware and software, obtained from vendors are priced at lower profit margins than revenues from software sales and consulting.

Gross Profit. Gross profit as a percentage of total revenue was 53% and 36% for 1998 and 1997, respectively. This increase in gross profit was primarily a result of the increased sales of the higher margin SAFETRACE(R) software products discussed above. Additionally, relative increases in revenues derived from higher margin software license fees also contributed to the increase in gross profit experienced by the Company during 1998.

General and Administrative. General and administrative expenses decreased $933,000, or 35%, to $1.769 million for 1998 compared to $2.702 million for 1997. The decrease in general and administrative expenses was attributable primarily to the restructuring and reorganization in March 1998 which significantly reduced payroll, outside contract services, various insurance related items, leased office space and other general and administrative activities. The decrease was partially offset by general and administrative expenses associated with the grants of certain options and warrants to purchase shares of the Company's common stock.

Sales and Marketing. Sales and marketing expenses were $975,000 and $1.458 million for 1998 and 1997, respectively, a decrease of $483,000, or 33% compared 1997. The decrease in sales and marketing expenses was primarily due to the restructuring and cost reduction activities undertaken in March 1998.

Research and Development. Research and development expenses decreased $1.784 million, or 47%, from 1998 to 1997. The decrease in research and development expenses was primarily due to SAFETRACE TX(TM) achieving technological feasibility during 1998 and the resulting ability to capitalize software development costs until such time as the product is released to the general public. Capitalized software costs increased to $920,000 net, from $136,000 net, as of December 31, 1998 and 1997, respectively. Management anticipates research and development costs will continue to be substantial. Management's plans for

Wyndgate's future software products and services require continual research and development expenditures in order to continue to capitalize on Wyndgate's existing technological base and its existing software development talent.

Depreciation and Amortization. Depreciation and amortization increased to $567,000 from $409,000 during 1998. The increase of $158,000, or 39%, from 1998 to 1997 is primarily due to the increase in fixed assets.

Restructuring Charges. In March 1998, the Company underwent a restructuring and reorganization which was implemented to reduce general and administrative expenses in such areas as payroll, outside contract services, various health related items, leased office space and others as well. Restructuring expenses were incurred in the amount of $132,000 for the year ended December 31, 1998. All of these expenses had been paid as of December 31, 1998.

Interest Income. Interest income decreased $150,000 from 1997 to 1998. This decrease was primarily due to interest income earned on the net proceeds of the February 1997 Public Offering.

Interest Expense. Interest expense increased $14,000 from 1997 to 1998. This increase was primarily due to the 1998 Financing Agreements.

Other. Other income (expense) increased to $355,000 income from $81,000 expense or a total change of $436,000 from 1997 to 1998. This increase was primarily due to an adjustment in 1998 for potential estimated losses accrued in prior years in connection with the discontinued operations of DataMed. During 1998, the provision for estimated losses of $421,000 was reversed.

Financing Costs. On April 14, 1998, the Company entered into two financing agreements that provided for the issuance of warrants to purchase a total of 12,000,000 shares of the Company's common stock at $0.25 per share, for a period of ten years. The issuance of the warrants resulted in deferred costs related to the financing of $10.680 million being amortized to financing costs over the term of the agreements that both expire on April 15, 1999. For the year ended December 31, 1998, the company recognized $6.031 million in financing costs expense.

Loss from Continuing Operations. The Company's loss from continuing operations during 1998 as compared to 1997 increased $1.221 million. However, the loss from continuing operations includes the recognition of $6.031 million of financing costs. Loss from continuing operations before other income (expense) decreased $4.538 million to $2.879 million from the $7.417 million loss for 1997 due to increased sales and significantly reduced expenses. During the first quarter of 1998, management began the implementation of a cost reduction program which, as it was anticipated, assisted in management's efforts to reduce the Company's operating expenses and operating losses.

Loss from Discontinued Operations and Gain on Sale of Discontinued Operations. The Company's loss from discontinued operations and gain on sale of discontinued operations during 1997 were attributable to the sale of DataMed to NMRO that was effective on December 15, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $821,000 as of December 31, 1998 compared to $2.370 million at December 31, 1997, none of which was restricted. In light of the Company's current cash position, financing activities, and projected cash flow, management believes the Company has the financial resources, or can obtain the financial resources, to maintain its planned level of operations for the next twelve months, although the Company anticipates that it will continue to incur operating losses, negative cash flows and capital expenditures during that period.

It is expected that the net proceeds generated by the March 1999, April 1999 and April 1998 Financing Agreements and the customer contract settlement for $1,019,000 are sufficient to fund the Company's liquidity and capital requirements in the short and long term excluding acquisitions or major new product development initiatives. Management anticipates that the net proceeds from the 1999 and April 1998 financing agreements, proceeds from the exercise of warrants, and any future financing activities will be used to fund the Company's anticipated research and development costs, sales and marketing efforts, and negative cash flows during the remainder of 1999 and for general working capital purposes.

The Company had a net working capital deficit of $2.528 million as of December 31, 1998 and $2.582 million at December 31, 1997.

The Company used $3.228 million in net cash for operating activities during 1998, compared to $5.300 million of net cash used during 1997. These amounts include $631,000 and $1.255 million of net cash used by discontinued operations during 1998 and 1997, respectively. The cash used in continuing operations of $2.597 million during 1998 consisted primarily of the net loss from continuing operations of $8.637 million, net of the amortization of non-cash deferred financing costs of $6.031 million.

Net cash used by investing activities was $1.101 million during 1998 compared to net cash provided by investing activities during 1997 of $161,000. The Company invested $1.104 million in software development during 1998.

Net cash provided by financing activities was $2.780 million and $7.020 million during 1998 and 1997, respectively. These amounts primarily include proceeds from the April 1998 Financing Agreements in 1998 of $2.7 million and proceeds from the February 1997 Public Offering in 1997 of $8.200 million.

EFFECT OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

The Company has not experienced material unfavorable effects on its results of operations, cash flows or financial position due to foreign currency exchange fluctuations or due to domestic inflation. It is not anticipated to have any material effect in the near future.

USE OF PROCEEDS

In February 1997, the Company completed an initial public offering of securities, from which it received net proceeds of approximately $8,200,000 from the sale of 1,456,988 Units (the February 1997 Public Offering). Each Unit consisted of two shares of Common Stock and one Class A Common Stock Purchase Warrant. On March 13, 1997, the common stock and the warrants began trading separately.

The net proceeds to the Company from the February 1997 Public Offering of approximately $8,200,000 have been applied as follows: approximately $2,700,000 for research and development costs, including approximately $481,000 in capital expenditures, incurred primarily for the development of Wyndgate's SAFETRACE TX(TM) software; $860,000 for sales and marketing expenses incurred for sales and marketing for Wyndgate's software products and services; approximately $300,000 of other capital expenditures for general operating purposes related to the increased number of employees assigned to customer support, customer implementations, customer training and general operating purposes for Wyndgate; approximately $1,874,000 for the principal repayment of certain short-term debt, approximately $181,000 of which was paid, under the same terms and conditions as nonaffilates, to certain significant owners, directors, officers and other related parties of the Company, who held 10% notes; approximately $1,046,000 for general working capital requirements for the Company's continuing operations; and approximately $1,420,000 for the Company's DataMed International division.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued which is effective for all fiscal years beginning after June 15, 1999. The Company currently does not participate in these activities and consequently does not believe adoption of the statement will have an effect on the financial statements.

On December 22, 1998, the Accounting Standards Executive Committee (AcSec) issued Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, (SOP 98- 9), which is effective for transactions entered into in fiscal years beginning after December 15, 1998. The Company does not believe that the adoption of the statement will have a significant effect on the disclosures in its financial statements and will adopt it when required.

YEAR 2000 COMPLIANCE

The Year 2000 issue refers to the fact that many computer systems were originally programmed using two digits rather than four digits to identify the applicable year. When the year 2000 occurs, these systems could interpret the year as 1900 rather than 2000. Unless hardware, system software and applications are corrected to be Year 2000 compliant, computers and the devices they control could generate miscalculations and create operational problems. Various systems could be affected ranging from complex information technology (IT) computer systems to non-IT devices such as an individual machine's programmable logic controller.

To address this issue, the Company developed a corporate plan including the formation of a team consisting of internal resources and, as deemed necessary, third-party experts. The phases of the plan include: conducting inventory of the affected technology and assessing the impact of the Year 2000 issue; developing solution plans; modification or replacement; testing and certification; and developing contingency plans. All components of software and hardware of the Company are presently in various phases. The Company expects to have critical IT systems tested and installed, and expects to be Year 2000 compliant by the end of the third quarter of 1999.

The Company relies on third-party suppliers for many services and the Company will be adversely impacted if these suppliers do not make the necessary changes to their own systems and products successfully and in a timely manner. The Company has implemented a plan to communicate with its customers and suppliers on this issue in an effort to minimize any potential Year 2000 compliance impact; however, it is not possible to guarantee their compliance.

The total cost of the program is estimated to be approximately $250,000, of which approximately $50,000 has been spent through December 31, 1998.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issues. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company would be unable to take customer orders, or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date transaction records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The Company is in the process of establishing a formal contingency plan for its applications. The Company is working continually with the third party suppliers of software and related services in resolving Year 2000 issues. The Company's formal contingency plans are currently being developed in conjunction with these suppliers. The Company will continue to monitor the progress of the suppliers in the resolution of Year 2000 issues and continue to evaluate the necessity of an independent contingency plan.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors for such statements under such sections. The Company's forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the Company's planned marketing efforts and future economic performance of the Company. The forward-looking statements and associated risks set forth in this Annual Report on Form 10-KSB include or relate to: (i) the ability of the Company to obtain a meaningful degree of consumer acceptance for its software products and proposed software products,
(ii) the ability of the Company to market its software products and proposed software products on a national and international basis at competitive prices,
(iii) the ability of the Company's software products and proposed software products to meet government regulations and standards, (iv) the ability of the Company to develop and maintain an effective national and international sales network, (v) success of the Company in forecasting demand for its software products and proposed software products, (vi) the ability of the Company to maintain pricing and thereby maintain adequate profit margins, (vii) the ability of the Company to achieve adequate intellectual property protection for the Company's software products and proposed software products, (viii) the ability of the Company and its customers to successfully and timely implement the Company's software products, and (ix) possible changes in customer software buying patterns due to Year 2000 issues.

The forward-looking statements herein are based on current expectations that involve a number of risk and uncertainties. Such forward-looking statements are based on assumptions that the Company will market and provide software products on a timely basis, that there will be no material adverse competitive or technological change in condition of the Company's business, that demand for the Company's software products will significantly increase, that the Company's Chief Executive Officer will remain employed as such by the Company, that the Company's forecasts accurately anticipate market demand and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting the Company or its suppliers. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the "Risk Factors" section of this Annual Report on Form 10-KSB, there are a number of other risks inherent in the Company's business and operations which could cause the Company's operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Growth in absolute and relative amounts of cost of sales, research and development, sales and marketing and other operating expenses or the occurrence of other events could cause actual results to vary materially from the results contemplated by the forward- looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its marketing, capital investment and other expenditures, may also materially and adversely affect the Company's liquidity, financial position and results of operations. In light of significant uncertainties inherent in the forward-looking information included in this Annual Report on Form 10-KSB, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives or plans will be achieved.

ITEM 7. FINANCIAL STATEMENTS.

The Financial Statements that constitute Item 7 are attached at the end of this Annual Report on Form 10-KSB.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Independent Auditors' Report - KPMG LLP                                     F-1

Independent Auditor's Report - Ernst & Young LLP                            F-2

Balance Sheets as of December 31, 1998 and 1997                             F-3

Statements of Operations for the years ended December 31, 1998 and 1997     F-5

Statements of Stockholders' Equity (Deficit) for the years ended
December 31, 1998 and 1997                                                  F-6

Statements of Cash Flows for the years ended December 31, 1998 and 1997     F-7

Notes to Financial Statements                                               F-9

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) (i) On June 19, 1998, in response to a request for proposal by Global Med Technologies, Inc. (the Company) for auditing services, the accounting firm of Ernst & Young LLP notified the Company that Ernst & Young LLP had declined to stand for re-election to perform the Company's 1998 audit and had resigned as the Company's auditor. Ernst & Young LLP acted as the independent accountants for the Company for the years ended December 31, 1994, 1995, 1996 and 1997.

(ii) Ernst & Young LLP's reports on the Company's financial statements for either of the two most recent fiscal years did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles.

(iii) Not applicable.

(iv) In connection with the audits of the Company's financial statements for the fiscal years ended December 31, 1997 and 1996, and any subsequent interim period through June 19, 1998, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report. There were no "reportable events" as that term is described in Item 304(a)(1)(iv) of Regulation S-B. The Company received a letter from Ernst &Young LLP addressed to the Commission stating that it agreed with the above statements. A copy of that letter, dated June 30, 1998, was filed as
Exhibit 16 to the Current Report on Form 8-K.

(b) On October 2, 1998, the Company engaged KPMG LLP certifying accountants for the year ended December 31, 1998.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

               Identification Of Directors and Executive Officers

The following sets forth certain information with respect to the officers and directors of the Company.

                                                                                      Officer or
       Name                   Age                Position                           Director Since
------------------------      ---         ---------------------------               --------------

Michael I. Ruxin, M.D.         53         Chairman of the Board and                      1989
                                            Chief Executive Officer

Fai H. Chan                    54         Director                                       1998

Robert H. Trapp                43         Director                                       1998

Kwok Jen Fong                  49         Director                                       1998

Jeffrey M. Busch               41         Director                                       1998

Gary L. Cook                   41         Director                                       1998

Gordon E. Segal, M.D.          47         Director                                       1997

Gerald F. Willman, Jr.         41         Director and Wyndgate Vice                     1995
                                            President-Product Management

Thomas F. Marcinek             45         President and Chief Operating                  1998
                                            Officer

Alan K. Geddes                 49         Vice President Finance, Chief                  1998
                                            Financial Officer and Treasurer

William J. Collard (1)         57         Wyndgate President                             1995

Bruce Daniels                  53         Wyndgate Vice President -                      1998
                                            Sales and Marketing

James R. Flynt                 43         Wyndgate Vice President -                      1998
                                            Operations

--------------
(1) Mr. Collard retired as an officer of the Company effective February 4, 1999. He had been on leave since November 20, 1998 and the Company's president and other employees are performing his duties.

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

Michael I. Ruxin, M.D., the founder of the Company, has been an officer and director of the Company since its incorporation in 1989 and is currently the Chairman and Chief Executive Officer of the Company. From 1982 to 1994, Dr. Ruxin was a director of GeriMed of America, Inc., a private company administering senior health care centers. From 1985 to 1993, Dr. Ruxin was an officer and director of CBL Medical, Inc. (CBL), a public company, which managed multiple medical groups, including Medcomp Medical Group, which was a group of small clinics owned by Dr. Ruxin. CBL focused on providing second opinions on workers compensation claims. Dr. Ruxin left CBL management in 1988 to found the Company although he remained on the board of CBL due to his continued ownership of clinics until 1993. Dr. Ruxin received a B.A. degree from the University of Pittsburgh and a M.D. degree from the University of Southern California. Dr. Ruxin is a licensed physician in California and Colorado. He is a member of the American Association of Medical Review Officers.

Fai H. Chan, has been a Director of the Company since May 1998. He has been a Director of Fronteer Financial Holdings, Inc. ("Fronteer") since December 26, 1997, and Chairman of the Board of Directors and President since February 1998. Mr. Chan is the Chairman and Managing Director of Heng Fung Holdings Company Limited and has been a Director of Heng Fung Holdings Company Limited since September 2, 1992. Mr. Chan was elected Managing Director of Heng Fung Holdings Company Limited on May 1, 1995 and Chairman on June 3, 1995. Heng Fung Holdings Company Limited's primary business activities include real estate investment and development, merchant banking, the manufacturing of building material machinery, pharmaceutical products and retail fashion. Mr. Chan has been the President and a Director of Powersoft Technologies, Inc. (formerly, Heng Fai China Industries, Inc.), which owns various industrial companies, since June 1994 and Chief Executive Officer thereof since June 1995; a Director of Intra-Asia Equities, Inc., a merchant banking company, since June 1993; Executive Director of Hua Jian International Finance Co., Ltd. from December 1994 until December 1996; and Chairman of the Board of Directors of American Pacific Bank since March 1988 and Chief Executive Officer thereof between April 1991 and April 1993.

Robert H. Trapp has been a Director of the Company since May 1998. He has been a Director of Fronteer Financial since December 1997 and the Managing Director since February 1998. Mr. Trapp has been a director of Heng Fung Holdings Company Limited since May 1995; a Director of Inter-Asia Equities, Inc., a merchant banking company, since February 1995 and the Secretary thereof since April 1994; Director, Secretary and Treasurer of Powersoft Technologies, Inc., which owns various industrial companies; and the Canadian operational manager of Pacific Concord Holding (Canada) Ltd. of Hong Kong, which operates in the consumer products industry, from July 1991 until November 1997.

Kwok Jen Fong has been a Director of the Company since May 1998. Mr. Fong has been a Director of Fronteer Financial since February 1998 and a Director of Heng Fung Holdings Company Limited since May 1995. Mr. Fong has been a practicing solicitor in Singapore for at least the last five years.

Jeffrey M. Busch has been a Director of the Company since May 1998. Mr. Busch has been a practicing attorney for over five years. Mr. Busch has also been a Director of Fronteer Financial since February 1998.

Gary L. Cook has been a Director of the Company since November 19, 1998. Since 1996, he has been Secretary, Treasurer and Chief Financial Officer of Fronteer Financial Holdings, Ltd. and oversees all accounting, internal and external reporting, treasury and cash management functions. Mr. Cook also is Treasurer of eBanker USA.Com, Inc., formerly Fronteer Development Finance, Inc., Vice-President and Chief Financial Officer of American Fronteer Financial Corporation and a Director of Secutron Corporation. From 1994 to 1996, Mr. Cook was self-employed as the principal of All Tune and Lube, LLC where he researched, directed and managed the successful start up and development of a small business. From 1982 to 1994, he was a Senior Manager at KPMG Peat Marwick and was responsible for all auditing services for several clients in various financial and other industries. Mr. Cook also directed the training, management and evaluation of staff developed and implemented accounting, financial reporting and SEC reporting systems for major growth companies. Mr. Cook received a B.A. in Accounting from Bringham Young University in 1982 and is a member of the Colorado Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Gordon E. Segal, M.D., has been a director of the Company since April 1997. Since December 1995, he has been co-founder and principal of M & S Ventures, a privately held investment venture capital firm specializing in biotechnology and health care companies. From January 1992 to December 1995, Dr. Segal was a private venture capitalist. Dr. Segal received a B.A. degree in 1973 from Southern Methodist University and a M.D. degree in 1978 from the University of Tennessee. Dr. Segal is a licensed physician in New York and is a board certified anesthesiologist.

Gerald F. Willman, Jr. has been a director of the Company and the Vice President of the Wyndgate division since May 1995 and Chief Financial Officer from April through August 1998. Mr. Willman was director and then a Vice President of The Wyndgate Group, Ltd., from 1984 to 1995 and was responsible for the overall design and development of the products developed by The Wyndgate Group, Ltd., including research of new technologies. Prior to his employment at The Wyndgate Group, Ltd., he was employed as a development team leader at Systems Research, Inc. Mr. Willman received a B.S. degree from Hampden Sydney College and M.B.A. degree from National University.

Thomas F. Marcinek was elected as President and Chief Operating Officer in March 1998. From 1994 until joining the Company, he was the President and owner of Prax Information Systems, Wantagh, New York, a practice management software consulting company. From 1990-1994, he was the President of the Data Technologies Group, a division of Henry Schein, Inc., Melville, New York. From 1985-1990, he was the Vice President of MIS for that same company.

Alan K. Geddes was elected as Vice President - Finance, Chief Financial Officer and Treasurer of the Company in August 1998. He was also a financial consultant to the Company. Mr. Geddes was Vice President and Chief Financial Officer of EDnet, Inc., a publicly held company based in San Francisco, California, from 1996 to 1997. From 1986 to 1996, Mr. Geddes was the Chief Financial Officer of Oncogenetics, Inc., Phoenix, Arizona and IMAR Corporation, San Rafael, California, both emerging companies in medical technology, in addition to founding his own company, California Pacific Leasing, Inc., San Rafael, California. Previously, he served as Corporate Controller at Fiberplastics, Inc., Corte Madera, California, in corporate management at Bio-Rad Laboratories, Richmond, California, as Plant Controller with Abbott Laboratories, Pasadena, California and as Financial Analyst with Litton Industries, Woodland Hills, California. Mr. Geddes received a B.A. degree from the University of California and a M.B.A. degree in finance from Utah State University.

William J. Collard, who retired February 4, 1999, was a director and the Secretary/Treasurer of the Company from May 1995 to May 1998 and was the President of the Wyndgate division since May 1995. From 1984 to May 1995 he was president and a director of The Wyndgate Group, Ltd., and responsible for directing the sales, operations and research and development efforts of The Wyndgate Group, Ltd. From 1976 to 1984, Mr. Collard was the executive director of Sigma Systems, Inc., a company that provides colleges and other institutions with administrative computer applications. Mr. Collard received a B.S. degree in Business Administration (Finance) and a M.S. degree in Business Administration (Quantitative Methods) from California State University.

Bruce Daniels has been Vice President, Sales and Marketing of the Company since August 1998. Mr. Daniels has extensive knowledge in both hospital and blood center transfusion practices. From 1994 to 1998, Mr. Daniels was President - Pall Biomedical Products Company division, Pall Corporation, East Hills, New

York (NYSE: PLL). In this capacity he directed the sales and marketing for Pall's hospital products in North America. These products included blood processing and transfusion sets for general use and leukocyte removal. From 1975 to 1994, Mr. Daniels was Vice President Sales and Marketing at Kentec Medical, Inc., Irvine, California, a regional specialty distributor, for medical devices, equipment and services. Mr. Daniels has a B.A. degree in economics, with a chemistry minor, from Marietta College, Marietta, Ohio, and has completed a Medical Marketing Program at the University of California, Los Angeles.

James R. Flynt has been Vice President, Operations of the Company since August 1998. Mr. Flynt has held significant domestic and international positions for companies in both Healthcare and Information Systems. From August 1997 to March 1998, Mr. Flynt was Director of Laboratory Implementation at ADAC Healthcare Information Systems, Houston, Texas. From May 1996 to August 1997, he was Director of Client Service for Soft Computer Consultants, Palm Harbor Florida. From October 1995 to May 1996, Mr. Flynt was Channels Solutions Manager for IBM Healthcare Solutions, IBM Asia Pacific, Brisbane, Australia, where he performed market feasibility analysis and business development in the Pacific Rim. Between 1984 and 1994, Mr. Flynt worked at Sunquest Information Systems, Inc., Tucson, Arizona, where he held position of increasing responsibility including LIS Marketing Consultant, Assistant VP - Client Support and Senior Product Director. Mr. Flynt has a B.S. degree in microbiology, with emphasis in organic and biochemistry, from the University of Arizona and is a registered Microbiologist with the American Society of Clinical Pathologists (ASCP).

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

                Compliance With Section 16(A) Of The Exchange Act

To the Company's knowledge, during the Company's year ended December 31, 1998, there were no directors or officers or more than 10% shareholder of the Company that failed to timely file a Form 3, Form 4 or Form 5, other than Fai H. Chan who failed to timely file a Form 3 and Form 4, and Jeffrey Busch who failed to timely file a Form 3, and Robert H. Trapp who timely failed to file a Form 3, and Heng Fung Holdings Company Limited, Heng Fung Finance Company Limited, and Heng Fung Capital Private Limited who failed to timely file a Form 4.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to the Company's CEO and the other executive officers of the Company who received in excess of $100,000 of salary and bonus from the Company during the year ended December 31, 1998:

                                      Annual Compensation                                Long-Term Compensation
                            ------------------------------------------    -------------------------------------------------
                                                                            Restricted
  Name and Principal                                                         Stock           Options           All Other
      Position                  Year         Salary        Bonuses ($)        Awards          & SARs          Compensation
-----------------------      ----------   ------------    ------------     ------------    -----------       --------------

Michael I. Ruxin,              1998         $190,000          ---             ---            1,250,000        $131,736   (1)
   Chairman and CEO            1997          190,000          ---             ---            ---                17,936   (2)
                               1996          195,000          ---             ---            ---                16,520   (3)

Thomas F. Marcinek,            1998          125,000          ---             ---              500,000           5,400   (4)
   President and COO           1997           22,000          ---             ---            ---               ---
                               1996          ---              ---             ---            ---               ---

Gerald F. Willman, Jr.         1998           95,000          ---             ---              150,000         ---       (5)
  Director and                 1997           95,000          ---             ---            ---                25,000   (5)
  Vice President,              1996           95,000          ---             ---            ---                 8,000   (5)
  Product Management

William J. Collard,            1998          100,000          ---             ---            ---                 5,400   (6)
  Wyndgate President           1997          100,000          ---             ---            ---                16,400   (6)
  and Director (through        1996          100,000          ---             ---            ---               188,400   (6)
  February 4, 1999)

(1) Dr. Ruxin received $3,800 per annum in life insurance premiums, $1,078 per month car allowance and $115,000 under his non-compete agreement.

(2) Dr. Ruxin received $5,000 per annum in life insurance premiums and a $1,078 per month car allowance.

(3) Dr. Ruxin received $5,000 per annum in life insurance premiums and a $960 per month car allowance.

(4)  Mr. Marcinek received a $450 per month car allowance.

(5) In 1997, Mr. Willman received $25,000 for tax expenses related to the 1995 Wyndgate merger. In 1996, Mr. Willman received $8,000 for reimbursement for a vacation.

(6) Mr. Collard received a $450 per month car allowance in 1996, 1997 and 1998. In 1996, Mr. Collard received $175,000 under his non-compete agreement and reimbursement for a vacation in the approximate amount of $8,000. In 1997, Mr. Collard received approximately $11,000 for tax expenses related to the May 1995 Wyndgate merger.

                               Stock Option Plans

The Second Amended and Restated Stock Option Plan provides for the issuance of options to purchase up to 2,200,000 shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock or as non-qualified stock options. Only employees of the Company are eligible to receive Incentive Options. Unless sooner terminated, the Plan will expire on May 31, 2000. As of December 31, 1998, options to purchase 1,821,216 shares of the Company's common stock at exercise prices ranging from $0.75 to $3.75 per share through 2008 were outstanding, of which options to purchase 393,900 shares were exercisable.

The Employee Stock Compensation Plan of 1997, as amended during 1998, includes a maximum of 200,000 shares of the Company's common stock as authorized for issuance. As of December 31, 1998, options to purchase 100,000 shares of the Company's common stock were outstanding. Effective August 27, 1998, the Company issued 50,000 shares of its common stock to a director in exchange for services. The fair value of the stock on August 27, 1998 was $33,000 and is recorded as general and administrative expense.

1998 and 1997 Activity

On May 27, 1998, incentive options to purchase 350,000 shares of the Company's common stock and non-qualified options to purchase 5,000 shares were issued to certain officers at an exercise price of $0.75 per share, and are exercisable for ten years. The options vest at the rate of 20% per year.

On May 27, 1998, the board of directors granted a non-qualified option to purchase 55,248 shares of the Company's common stock to a former officer of the Company. The exercise price is $0.92 per share, the option was vested immediately and is exercisable for ten years. In accordance with the provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, the fair value of the option was recorded as general and administrative expense in the amount of $41,000.

On June 3, 1998, the Company authorized the issuance of incentive stock options to purchase 340,000 shares of the Company's common stock at $1.0625 per share, exercisable for ten years, to certain employees. The options become fully vested on March 3, 1999.

On August 27, 1998, the Company authorized the issuance of non-qualified stock options to purchase an aggregate of 900,000 shares of the Company's common stock at $0.75 per shares, exercisable for ten years, to members of the Board of Directors in consideration for serving on the Board and on the Executive Committee of the Board. The Company also authorized the issuance of incentive options to certain officers of the Company to purchase 600,000 shares of the Company's common stock and non-qualified stock options to purchase an aggregate of 32,000 shares of the Company's common stock to certain employees. All of these grants are at $0.75 per share and exercisable for ten years. The options vest at the rate of 20% per year.

Pursuant to Dr. Ruxin's Employment Agreement, the Company authorized the issuance to Dr. Ruxin of a non-qualified stock option to purchase 1,000,000 shares of the Company's common stock at $0.75 per share, exercisable for ten years. The Company is in the process of amending the grant so the option may be exercisable only when the Corporation's annual audited financial statements reflect earnings of $0.01 per share, or after a vesting period of sixty months, whichever occurs first.

Also on August 27, 1998, non-qualified options to purchase 250,000 shares of the Company's common stock at $0.75 per share, for a period of ten years, were issued to certain officers for the year ended December 31, 1998. The options vest at the rate of 33-1/3% per year.

On October 14, 1998, the Company authorized the issuance of non-qualified stock options to purchase an aggregate of 130,000 shares of the Company's Common Stock at $0.75 per share, exercisable for ten years, to two officers of the Company. On November 19, 1998, non-qualified options to purchase 25,000 shares of the

Company's Common Stock at $0.85 per share, exercisable for ten years were granted to an employee. On December 17, 1998, options to purchase 40,000 shares of the Company's Common Stock at $0.76 per share were granted to an employee. The options vest at the rate of 20% per year.

On January 4, 1999, the board of directors authorized incentive stock option grants to purchase a total of 45,000 shares of the Company's common stock to three employees at $0.78 per share. The market price of the common stock on January 4, 1999, the date of the grant was $0.84375, resulting in compensation expense of $2,900. The options are for ten years and 25,000 vest at 20% per year beginning in September 1999 and the remaining options for 20,000 shares vest at the rate of 50% immediately and 50% on March 28, 1999.

Also on January 4, 1999, non-qualified options to purchase 60,000 shares of the Company's common stock at $.78 per share were granted to two employees, one of which is an officer, and non-qualified options to purchase 500 shares of the Company's common stock at $.78 per share were granted to a consultant. The employee grants vest at the rate of 20% per year beginning in 1999, and the consultant options were 100% vested on the grant date. All of the options are for a term of ten years. Compensation expense associated with the consultant options of $500 was recorded as of January 4, 1999.

On February 16, 1999, the board of directors approved a resolution to register 1,829,788 shares of the Company's common stock underlying the outstanding Class A Warrants (1,456,988 shares at $4.55), 10% Note Warrants (187,800 shares at $3.75), and specified non-qualified stock options (185,000 shares at $2.50 and $1.81). As an incentive to exercise of the aforementioned warrants and options, the board of directors agreed to discount the exercise price per share by an amount up to 33-1/3% of the bid price on the common stock on the effective date of the registration statement. Under current accounting guidance, this transaction will result in a significant non-cash charge to the statement of operations on the effective date of the registration statement. However, if exercised it would result in a significant infusion of cash to the Company for its operations.

Unless otherwise stated, options to purchase shares of the Company's common stock are granted at the fair market value of the common stock on the effective date of the grant.

During 1997, the Company recognized expense of $314,000 related to certain grants of stock options within the Company's Stock Option Plan. This amount consists of approximately $146,000 included in sales and marketing expense, $136,000 included in general and administrative expense, $22,000 included in research and development expense and $10,000 included in costs of revenue in the accompanying 1997 statement of operations.


Warrants

On August 27, 1998, pursuant to the provisions of an agreement for consulting services with a Director of the Company, the Company authorized the issuance of warrants to purchase 600,000 shares of the Company's common stock, at $0.75 per share, exercisable for ten years. Using the Black-Scholes model for estimating the fair value of the warrants to purchase 600,000 shares of the Company's common stock, the Company recorded $247,000 as consulting expense as of August 25, 1998.

On December 17, 1998, the warrants issued as of January 23, 1997 relating to 12% notes were amended. The board of directors agreed to issue warrants to two individuals to purchase 563,624 shares of the Company's common stock at a discount of 25% of the market price per share, or $0.55 per share. The Company received cash proceeds of approximately $311,000 on December 17, 1998, and recorded a noncash charge to general and administrative expense of $104,000.

Other Option Activity

In addition to the options granted pursuant to the Second Amended and Restated Stock Option Plan, the Company has issued non-qualified options to purchase 2,542,000 shares of the Company's common stock, exercisable for ten years from the date of grant, pursuant to the terms of the stock option agreements. The information regarding the specific grants is included in the 1998 and 1997 Activity above. The common stock underlying the options is not included in the Company's effective registration statement on Form S-8 registering shares authorized pursuant to the Second Amended and Restated Stock Option Plan.

                               Option Grants Table

The following table sets forth certain information regarding options to purchase shares of the Company's common stock issued to Executive Officers of the Company during the year ended December 31, 1998:


                                     Number of             % of Total
                                     Securities             Options
                                     Underlying            Granted to
                                      Options              Employees        Exercise       Expiration
           Name                       Granted               in 1998           Price           Date
--------------------------      --------------------     --------------    -----------    -------------

Michael I. Ruxin                1,000,000(1)(3)(4)            33%         $   0.75             08/27/08
                                  250,000(1)                   8%             0.75             08/27/08

Thomas F. Marcinek                350,000(1)                  11%             0.75             08/27/08
                                  150,000(1)(4)                5%             0.75             08/27/08

Alan K. Geddes                    250,000(1)                   8%             0.75             08/27/08
                                  100,000(1)(4)                3%             0.75             08/27/08

Bruce Daniels                     250,000(1)                   8%             0.75             08/27/08

James R. Flynt                    100,000(1)                   3%             0.75             08/27/08

Gerald F. Willman                  60,000(1)(4)                2%             0.75             08/27/08
                                   90,000(2)                   3%             0.75             12/17/08

(1) On August 27, 1998, the above named individuals received options to purchase the stated number of shares of common stock of the Company; such options have vesting periods ranging from three to five years, exercisable for ten years. The exercise price of the options is $0.75 per share, which was equal to the market value of the share on the date of the grant.

(2) On December 17, 1998, Mr. Willman, received options to purchase 90,000 shares of common stock; such options vest over three years and the exercise price of the options is $0.75 per share, which was equal to the market value of the shares on the date of the grant.

(3) On August 27, 1998, Dr. Ruxin was issued an option to purchase 1,000,000 shares of the common stock of the Company at $0.75 per share, exercisable ten years from the date of the grant. The Company is in the process of amending the grant to include exercisability only when the Company's annual audited financial statements reflect earnings of $0.01 per share, or 60 months, whichever occurs first.

(4) These options to purchase shares of the Company's common stock are not registered in the Company's effective Form S-8 registering authorized shares under the Second Amended and Restated Stock Option Plan.

Aggregated Option Exercises In 1998 And Year-End Option Values/Table

                                                                                               Value of
                                                                                              Unexercised
                                                                       Number of             In-the-Money
                                                                      Unexercised             Options at
                                                                       Options at              year-end
                                 Shares                                 Year-end                  ($)
                                Acquired             Value            Exercisable/           exercisable/
          Name                 on Exercise         Realized          Unexercisable           unexercisable
-------------------------    ---------------     -------------    --------------------    -------------------

Michael I. Ruxin                   ---                ---              0 / 1,250,000      $     0 / 937,500

Thomas F. Marcinek                 ---                ---          120,000 / 380,000       90,000 / 285,000

Alan K. Geddes                     ---                ---           83,333 / 266,667       62,500 / 150,000

Bruce Daniels                      ---                ---           50,000 / 200,000       37,500 / 150,000

James R. Flynt                     ---                ---           20,000 /  80,000       15,000 /  60,000

Gerald F. Willman                  ---                ---            2,000 / 148,000        1,500 / 111,000


No options were exercised during 1998 by the Company's executive officers.

                 Long-Term Incentive Plan ("LTIP") Awards Table

No long term incentive plan awards were granted by the Company to any of the executive officers or directors of the Company during the year ended December 31, 1998.

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

Other Arrangements. The Company has no other arrangements pursuant to which any director of the Company was compensated during the year ended December 31, 1998, for services as a director.

On August 1, 1998, the Company entered into an employment agreement with Dr. Ruxin for a period of three years commencing August 1, 1998. The initial term of this agreement can be extended at the close of the second year for an additional two years beyond the initial term (creating a term of five years from August 1,
1998). Under the agreement, Dr. Ruxin receives a salary of $190,000 per year and certain other fringe benefits. Dr. Ruxin's employment agreement includes a cost-of-living increase, plus any other increase which may be determined from time to time at the discretion of the Company's Board of Directors. Dr. Ruxin's employment under the employment agreement may be terminated by Dr. Ruxin upon the sale by the Company of substantially all of its assets, a decision by the
Company to terminate its business and liquidate its assets, the merger or consolidation of the Company with another entity or an agreement to such a merger or consolidation or any other type of reorganization, or if the Company makes a general assignment for the benefit of creditors, files for voluntary bankruptcy or if a petition for the involuntary bankruptcy of the Company is filed in which an order for relief is entered and remains in effect for a period of thirty days or more, or if the Company seeks, consents to, or acquiesces in the appointment of a trustee, receiver or liquidator of the Company or any material part of its assets. Dr. Ruxin's employment under the employment agreement also may be terminated by reason of Dr. Ruxin's death or disability or for cause as set forth in the employment agreement. If the Company for any reason other than cause or permanent disability terminates the agreement, the Company must pay Dr. Ruxin compensation, benefits and incentives at the rate in effect at termination for twenty-four months following the date of termination. Pursuant to Dr. Ruxin's Employment Agreement, the Company authorized the issuance to Dr. Ruxin of a non-qualified stock option to purchase 1,000,000 shares of the Company's common stock at $0.75 per share, exercisable for ten years. The Company is in the process of amending the grant so the option may be exercisable only when the Corporation's annual audited financial statements reflect earnings of $0.01 per share, or after a vesting period of sixty months, whichever occurs first.

On August 1, 1998, the Company also entered into an employment agreement with Alan K. Geddes for a period of three years commencing August 1, 1998. The initial term of this agreement can be extended at the close of the second year for an additional two years beyond the initial term (creating a term of five years from August 1, 1998). Under the agreement, Mr. Geddes receives a salary of $125,000 per year and certain other fringe benefits. Mr. Geddes employment agreement includes an annual cost-of-living increase, plus any other increase which may be determined from time to time at the discretion of the Company's Board of Directors. The agreement also contains a non-solicitation provision which prohibits Mr. Geddes from soliciting employees and/or customers of the Company to enter the employ or to do business with any business entity in competition with the Company during Mr. Geddes' employment and for a period of twelve months after the cessation thereof. The agreement also provides that annually, while the employment agreement is in effect, solely at the sole option of the Company, Mr. Geddes may receive incentive compensation of up to 50% of his then current annual base salary. The incentive compensation will be based on objectives established by the Company and Mr. Geddes on December 31 of each year.

Pursuant to the agreement, Mr. Geddes received incentive stock options under the Company's Stock Option Plan, as amended, to purchase an aggregate of 250,000 shares of the Company's common stock. The options vest at the rate of 20% per year over a period of five years. If the Company (i) sells substantially all its assets, or (ii) mergers or consolidates with another entity or otherwise reorganizes whereby the total value of the Company's Common Stock exceeds $100,000,000 as a result of such transaction or (iii) terminates Mr. Geddes for any reason other than for cause prior to the expiration of the agreement, then the entire 250,000 in options shall become 100% vested and immediately exercisable.

Mr. Geddes' employment under the employment agreement may be terminated by Mr. Geddes under the same circumstance as set forth in Dr. Ruxin's employment agreement. If Mr. Geddes' employment agreement is terminated by the Company for any reason other than cause or permanent disability, the Company must pay Mr. Geddes compensation, benefits and incentives at the rate in effect at termination for twelve months following the date of termination. The Company also paid Mr. Geddes' temporary living expenses associated with his relocation to Sacramento, California.

On August 1, 1998, the Company also entered into an employment agreement with Thomas F. Marcinek for a period of three years commencing August 1, 1998. The initial term of this agreement can be extended at the close of the second year for an additional two years beyond the initial term (creating a term of five years from August 1, 1998). Under the agreement, Mr. Marcinek receives a salary of $125,000 per year and certain other fringe benefits. Mr. Marcinek employment agreement includes an annual cost-of-living increase, plus any other increase which may be determined from time to time at the discretion of the Company's Board of Directors. The agreement also contains non-solicitation and annual incentive compensation provisions which are similar to those set forth in Mr. Geddes' employment agreement.

Pursuant to the agreement, Mr. Marcinek received incentive stock options under the Company's Stock Option Plan, as amended, to purchase an aggregate of 350,000 shares of the Company's Common Stock. The options vest at the rate of 20% per year over a period of five years. If the Company (i) sells substantially all its assets, or (ii) mergers or consolidates with another entity or otherwise reorganizes whereby the total value of the Company's Common Stock exceeds $100,000,000 as a result of such transaction or (iii) terminates Mr. Marcinek for any reason other than for cause prior to the expiration of the agreement, then the entire 350,000 in options shall become 100% vested and immediately exercisable.

Mr. Marcinek's employment under the employment agreement may be terminated by Mr. Marcinek under the same circumstance as set forth in Dr. Ruxin and Mr. Geddes' employment agreements. If Mr. Marcinek's employment agreement is terminated by the Company for any reason other than cause or permanent disability, the Company must pay Mr. Marcinek compensation, benefits and incentives at the rate in effect at termination for twelve months following the date of termination.

On February 1, 1999, the Company entered into an employment agreement with James
R. Flynt. The agreement commenced February 1, 1999 and ends January 31, 2002, unless at the close of the second year of the initial term, the agreement shall be automatically extended for an additional two years.

As compensation for services rendered under the agreement, Mr. Flynt receives a salary at the rate of $100,000 per annum. Mr. Flynt's salary shall be reviewed on an annual basis (from July 6, 1998) and if his performance is deemed satisfactory, his salary shall be increased at least in an amount equal to the cost of living increase for the prior year, providing that at least one other senior management's salary (CEO or CFO) is increased by a similar cost of living raise. In addition, Mr. Flynt shall be eligible for performance increases.

Annually, on July 6 of each year, solely at the option of the Company, Mr. Flynt may be entitled to receive incentive compensation of up to 50% of his base salary of $100,000 per year. This incentive compensation shall be based on objectives that shall be established by the senior officers and/or the board of directors.

When the agreement was executed, Mr. Flynt received nonqualified stock options to purchase an aggregate of 50,000 shares of the Company's common stock, in addition to the nonqualified stock options granted to purchase 100,000 shares of the Company's common stock previously granted. Twenty percent (20%) of the total options granted shall vest and become exercisable upon the anniversary date of the initial stock option grant.

If the Company (i) sells substantially all of its assets, or (ii) merges or consolidates with another entity or otherwise reorganizes whereby the total market value of the Company's common stock exceeds $100,000,000 as a result of such transaction or (iii) terminates Mr. Flynt for any reason other than malfeasance prior to Mr. Flynt's contract expiration; then the total options granted to Mr. Flynt shall become immediately 100% vested and immediately exercisable on the date preceding the effective date of such sale, merger, consolidation or other reorganization.

Upon the occurrence of any of the following events the employment agreement may be terminated by Mr. Flynt: (i) the sale by the Company of substantially all of its assets; (ii) a decision by the Company to terminate its business and liquidate its assets; (iii) the merger or consolidation of the Company with another entity or an agreement to such a merger or consolidation or any other type of reorganization; (iv) the Company makes a general assignment for the benefit of creditors, files a voluntary bankruptcy petition, files a petition or answer seeking a reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any law, there shall have been filed any petition or application for the involuntary bankruptcy of the Company, or other similar proceeding, in which an order for relief is entered or which remains undismissed for a period of thirty days or more, or the Company seeks, consents to, or acquiesces in the appointment of a trustee, receiver, or liquidator of the Company or any material party of its assets; (v) there are material reductions in Mr. Flynt's duties and responsibilities without his written consent or a demotion from his current position; (vi) termination by the Company of Mr. Flynt's employment with the Company for any reason other than cause; (vii) a five percent reduction in Mr. Flynt's base compensation (not including bonus), other than any such reduction which is part of, and generally consistent with, a general reduction of salaries; (viii) a material reduction by the Company in the kind or level of employee benefits (other than salary and bonus) to which Mr. Flynt is entitled immediately prior to such reduction with the result that Mr. Flynt's overall benefits package (other than salary and bonus) is substantially reduced (other than any such reduction applicable to others in the Company generally); (viv) the Company does not provide Mr. Flynt with commercially reasonable staffing, tools, or other necessary support resources to implement and support the Company developed products in manner consistent with industry standards resulting in a mutually defined level of customer satisfaction.

Mr. Flynt's employment under the employment agreement also may be terminated by reason of Mr. Flynt's death or disability or for cause as set forth in the employment agreement. Following the termination of the employment agreement by the Company for any reason other than cause, death, or the temporary or permanent disability of Mr. Flynt, Mr. Flynt shall be entitled to compensation and benefits for eight months following the date of termination.

As a condition to the April 1998 Financing Agreements each of the Company's Officers and certain employees provided the lenders with undated releases of their respective employment agreements and tendered resignations, which are being held in escrow. Until the releases are accepted or rescinded by the lenders, the following employment agreements between the Company and its Officers are still in effect.

On May 24, 1995, the Company had entered into a five year employment agreement with William J. Collard. The agreement provided for an annual salary of $100,000. Mr. Collard's employment agreement included a cost-of-living increase at the rate of 2 1/2% per annum, plus any other increase which had been determined from time to time at the discretion of the Company's board of directors. Mr. Collard's agreement also contained a covenant not to compete. The covenant not to compete would terminate the later of five years from the date of the agreement or the term of the agreement; hence, the Company would not receive any benefit from the covenant not to compete unless the agreement was terminated prior to May 24, 2000. If Mr. Collard's agreement was terminated by the Company for any reason other than cause or permanent disability, the Company would be required to pay him a lump sum severance payment of $2.5 million.

Mr. Collard and the Company reached an agreement whereby Mr. Collard's employment agreement would be terminated and Mr. Collard would retire effective February 4, 1999. The Company agreed to pay Mr. Collard $64,000, in monthly installments of $3,000 per month for approximately 22 months commencing December 30, 1998. In addition, the Company agreed to pay Mr. Collard approximately $237,500, in 42 monthly installments, also commencing December 30, 1998.

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

                        Reporting On Repricing Of Options

Effective February 20, 1998, the board of directors granted an incentive option to purchase 350,000 shares of the Company's common stock to Mr. Thomas F. Marcinek at $0.92 per share. On August 27, 1998, the board of directors amended the price of the incentive option to $0.75 per share, the market price of the Company's common stock on that date. During the period from the original grant to the amendment, the Company experienced the Changes in Control, as described below. The new board of directors believe it was in the best interest of the Company to reprice the option as a further incentive to Mr. Marcinek.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is currently controlled by Heng Fung Holdings Company Limited (Heng Fung Holdings) and its principals, Fai H. Chan, Kwok Jen Fong, Robert H. Trapp and Jeffrey M. Busch. Heng Fung Holdings and its principals have appointed five of eight members of the Board of Directors of the Company, i.e., Messrs. Chan, Fong, Trapp, Busch, and Gary L. Cook. In addition, Heng Fung Holdings owns 98.6% of Heng Fung Capital (S) Limited, which, in turn, owns 100% of Heng Fung Finance Company Limited (Heng Fung Finance). In connection with an April 14, 1998, $1,500,000 million loan to the Company, Heng Fung Finance was issued a warrant to purchase 6,000,000 shares of the Company's Common Stock, exercisable at $0.25 per share until April 14, 2008. Heng Fung Holdings also owns approximately 31% (beneficially approximately 76%) of the outstanding common stock of Fronteer Financial. Fronteer Financial owns 100% of the outstanding common stock of American Fronteer Financial Corporation (AFFC), formerly named RAF Financial Corporation, the underwriter of the Company's initial public offering. AFFC owns warrants to purchase 46,100 units at $11.55 per unit, exercisable until January 14, 2002, each unit consisting of two shares of Common Stock and a warrant to purchase one share of Common Stock at $7.51, exercisable until February 11, 2000. Fronteer Financial also owns 100% of the outstanding common stock of Fronteer Capital and the majority of the outstanding common stock of eBanker. In connection with an April 14, 1998, $1,650,000 line of credit extended to the Company, Fronteer Capital was issued a warrant to purchase 1,000,000 shares of the Company's Common Stock, exercisable at $0.25 per share until April 14, 2008, and the right to receive a warrant to purchase an additional 5,000,000 shares of the Company's Common Stock, exercisable at $0.25 per share until April 14, 2008, if the line of credit was drawn upon by the Company. In September 1998, pursuant to an Assignment, Assumption, Assumption and Consent Agreement, Fronteer Capital assigned all its rights duties and obligations under the $1,650,000 line of credit to eBanker. In October 1998, the Company borrowed $400,000 on the $1,650,000 line of credit and issued eBanker a warrant to purchase 5,000,000 shares of the Company's Common Stock, exercisable at $0.25 per share until April 14, 2008.

Also, in October 1998, pursuant to a Loan and Warrant Purchase and Sale Agreement, Heng Fung Finance sold eBanker $1,000,000 of the April 14, 1998 loan and warrants to purchase 4,000,000 shares of the Company's common stock, exercisable at $0.25 per share until April 14, 2008. Therefore, through its subsidiaries, Heng Fung Holdings and its principals beneficially own warrants to purchase 12,000,000 shares of the Company's common stock, exercisable at $0.25 per share until April 14, 2008, and warrants to purchase 46,100 units at $11.55 per unit, exercisable until January 14, 2002, each unit consisting of two shares of common stock and a warrant to purchase one share of common stock at $7.51, exercisable until February 11, 2000.

                     Security Ownership of Beneficial Owners

The following table sets forth, as of the date hereof, the ownership of the Company's Common Stock, based upon 8,881,879 common shares outstanding as of March 15, 1999, by (i) each director and executive officer of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all persons known by the Company to beneficially own more than 5% of the Company's Common Stock.

                                                                      Amount and Nature of              Percent of
         Name                     Position With Company               Beneficial Ownership(1)              Class
-----------------------------     ---------------------               -----------------------           -----------
Fai H. Chan                             Director                           12,388,300(8)(9)(10)(11)        58.2%
30 Wall Street, 11th Floor
New York, NY 10005

Kwok Jen Fong                           Director                           12,288,300(8)(13)               58.0%
7 Tamasek Boulevard
#43-03 Suntec Tower One
Singapore 038987

Robert H. Trapp                         Director                           12,138,300(8)(10)(11)           57.7%
1700 Lincoln Street
32nd Floor
Denver, Colorado 80202

Michael I. Ruxin, M.D.                  Chairman of the Board and             934,050(2)                   10.5%
12600 W. Colfax, Suite C-420              Chief Executive Officer
Lakewood, CO 80215

Jeffrey M. Busch                        Director                            1,938,300(12)                  18.0%
Suite 204 B, Oxford Plaza
University Plaza
Newark, DE 19702

Gerald F. Willman, Jr.                  Director and Vice President -         952,514(5)                   10.6%
11463 Forty-Niner Circle                  Product Management
Gold River, CA                          (Wyndgate Technologies, Inc.)

Lori J. Willman                         None                                  952,514(6)                   10.6%
11463 Forty-Niner Circle
Gold River, CA

William J. Collard (1)                  President through February 4, 1999
4925 Robert J. Matthew's Pkwy.          (Wyndgate Technologies, Inc.)         613,006(4)                    6.9%
Suite 100
El Dorado Hills, CA 95762

Gordon E. Segal, M.D.                   Director                              312,250(7)                    3.5%
3850 Kim Lane
Encino, CA 91436

Thomas F. Marcinek                      President and Chief Operating         140,500(3)                    1.6%
1026 Folsom Ranch, Apt. #303              Officer
Folsom, CA 95630

Alan K. Geddes                          Vice President Finance, Chief         103,833(14)                   1.2%
6 Barrie Way                              Financial Officer and Treasurer
Mill Valley, CA 94941

Bruce Daniels                           Vice President Sales                   10,000(15)                   0.1%
4925 Robert J. Matthew's Pkwy.           and Marketing
Suite 100                               (Wyndgate Technologies)
El Dorado Hills, CA 95762

Kim Geist                               Secretary of Global Med                 2,000(17)                  0.02%
13400 Clayton Street                    Technologies, Inc.
Thornton, CO 80241

Gary L. Cook                            Director                                   ---                      0.0%
1700 Lincoln Street
32nd Floor
Denver, Colorado 80203

James R. Flynt                          Vice President Operations               1,488(18)                   0.0%
4925 Robert J. Mathews Pkwy.            (Wyndgate Technologies)
Suite 100
El Dorado Hills, CA 95762

All Directors and Executive                                                    16,407,941                  72.0%
  Officers as a group (14 persons)

-----------------

(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.
(2) Includes 6,250 shares underlying warrants issued in connection with the purchase of 10% Notes and 250,000 shares underlying currently exercisable options. Does not include 1,000,000 options which will not become exercisable for more than 60 days of the date hereof.
(3) Includes 120,000 shares underlying currently exercisable options. Does not include 380,000 options which will not become exercisable for more than sixty days of the date hereof.
(4) Includes 15,000 shares underlying warrants issued in connection with the purchase of 10% Notes. Mr. Collard has granted individual options to an employee of Wyndgate Technologies, Inc. to purchase all or any part of 1,633 of his shares of the Company, exercisable until September 21, 2005.
(5) Includes 346,481 shares owned by Lori J. Willman, the spouse of Gerald F. Willman, Jr., and 70,000 shares underlying currently exercisable options. Does not include 26,000 shares underlying options which will not become exercisable for more than sixty days of the date hereof. Gerald F. Willman, Jr. has granted individual options to certain employees of Wyndgate Technologies, Inc. to purchase all or any part of 109,434 of his shares of the Company, exercisable until September 21, 2005.
(6) Includes 536,033 shares and 70,000 shares underlying currently exercisable options owned by Gerald F. Willman, Jr., the spouse of Lori J. Willman. Does not include 26,000 shares underlying options owned by Gerald F. Willman, Jr. which will not become exercisable for more than sixty days of the date hereof.
(7) Includes 6,250 shares underlying warrants issued in connection with 10% Notes and 56,000 shares underlying currently exercisable options. Does not include 24,000 shares underlying options which will not become exercisable for more than sixty days of the date hereof.
(8) Includes 2,000,000 shares which may be acquired upon exercise of warrants to purchase Common Stock, which are currently exercisable, owned by Heng Fung Finance Company Limited, as to which he is a director and 9,000,000 shares which may be acquire upon exercise of warrants to purchase Common Stock, which are currently owned by Fronteer Development Finance, Inc., a majority-owned subsidiary of Heng Fung Finance Company Limited.
(9)  Includes 250,000 shares underlying currently exercisable options.
(10) Includes 1,000,000 shares which may be acquired upon exercise of warrants to purchase Common Stock, which are currently exercisable, owned by Fronteer Capital, Inc., as to which he is a director.
(11) Includes 138,300 shares underlying currently exercisable warrants to purchase 46,100 units, each unit consisting of two shares of common stock and one currently exercisable warrant, owned by American Fronteer Financial Corporation, of which he is a director.
(12) Includes: (i) 50,000 shares, 150,000 shares underlying currently exercisable options and 600,000 shares underlying currently exercisable warrants; (ii) 1,000,000 shares which may be acquired upon exercise of warrants to purchase Common Stock, which are currently exercisable, owned by Fronteer Capital, Inc., which is a wholly-owned subsidiary of Fronteer Financial Holdings, Ltd., of which he is a director; and, (iii) 138,300 shares underlying currently exercisable warrants to purchase 46,100 units, each unit consisting of two shares of common stock and one currently exercisable warrant, owned by American Fronteer Financial Corporation, f.k.a. RAF Financial Corporation, which is a wholly-owned subsidiary of Fronteer Financial Holding, Ltd., of which he is a director.

(13) Includes: (i) 150,000 shares underlying currently exercisable options; (ii) 1,000,000 shares which may be acquired upon exercise of warrants to purchase Common Stock, which are currently exercisable, owned by Fronteer Capital, Inc., which is a wholly-owned subsidiary of Fronteer Financial Holdings, Ltd., which is a partially-owned subsidiary of Heng Fung Finance Company Limited, of which he is a director; and, (iii) 138,300 shares underlying currently exercisable warrants to purchase 46,100 units, each unit consisting of two shares of common stock and one currently exercisable warrant, owned by American Fronteer Financial Corporation, which is a wholly-owned subsidiary of Fronteer Financial Holding, Ltd., which is a partially-owned subsidiary of Heng Fung Finance Company Limited, of which he is a director.
(14) Includes 83,333 shares underlying currently exercisable options. Does not include 266,667 shares underlying options which will not become exercisable for more than 60 days from the date hereof.
(15) Does not include 250,000 shares underlying options which will not become exercisable for more than 60 days from the date hereof.
(16) Does not include 100,000 shares underlying options which will not become vested for more than 60 days from the date hereof.
(17) Includes 2,000 shares underlying currently exercisable options. Does not include 13,000 shares underlying options which will not become vested for more than 60 days of the date hereof.
(18) Does not include 50,000 shares underlying options which will not become vested for more than 60 days from the date hereof.

Changes In Control

On April 14, 1998, Fronteer Capital, Inc. (Fronteer Capital), a wholly owned subsidiary of Fronteer Financial Holdings, Ltd. (Fronteer Financial), and Heng Fung Finance Company Limited (Heng Fung Finance) committed to provide to the Company lines of credit for up to $1,650,000 and $1,500,000, respectively, for a total combined loan commitment of $3,150,000 over the following twelve months.

Pursuant to the loan commitment provided by Heng Fung Finance, the Company agreed that the Company's board of directors would not exceed nine and Heng Fung Finance had the option to cancel all the Company's then existing management and employee contracts. Heng Fung Finance appointed five members to the board of directors of the Company. Since completion of the April 1998 Financing Agreements and the appointment of the additional directors by Heng Fung Finance, new employment contracts, approved by the Board, have been entered into with Dr. Michael I. Ruxin, Chairman and Chief Executive Officer, and Messrs. Thomas F. Marcinek, President and Chief Operating Officer, and Alan K. Geddes, Vice President and Chief Financial Officer.

For issuing the commitment, Heng Fung Finance received warrants to purchase 6,000,000 shares of the Company's common stock. The warrants are exercisable at $0.25 per share for up to 10 years and the Company registered the warrants and the underlying shares for resale under the 1933 Act. Using the Black-Scholes model for estimating the fair value of the warrants to purchase 6,000,000 shares of the Company's common stock, the Company recorded $5,340,000 as deferred financing costs as of April 14, 1998, to be amortized straight-line over the term of the loan.

For issuing the commitment, Fronteer Capital received warrants to purchase 1,000,000 shares of the Company's common stock. When the line of credit was drawn upon, Fronteer Capital received additional warrants to purchase 5,000,000 shares of the Company's common stock. The warrants are exercisable at $0.25 per share for up to 10 years and the Company registered the warrants and the underlying shares for resale under the 1933 Act. Using the Black-Scholes model for estimating the fair value of the warrants to purchase 1,000,000 shares of the Company's common stock, the Company recorded $890,000 as deferred financing costs as of April 14, 1998, to be amortized straight-line over the term of the loan. Using the Black-Scholes model for estimating the fair value of the warrants to purchase 5,000,000 shares of the Company's common stock, the Company recorded an additional $4,450,000 as deferred financing costs as of October 30, 1998, to be amortized straight-line over the remaining term of the loan.

The Company's Registration Statement which included the 12,000,000 warrants and the underlying shares became effective February 16, 1999.

The loan commitment provided by Fronteer Capital has substantially the same terms and conditions as the loan commitment provided by Heng Fung Finance except that, if Heng Fung Finance had not appointed directors to the Company's board of directors, Fronteer Capital had the right to appoint a maximum of three members to the board of directors of the Company. Dr. Michael I. Ruxin, the Chief Executive Officer of the Company, has agreed to personally guarantee the repayment of $1,650,000 of the Fronteer Capital line of credit. The guarantee is limited to certain of Dr. Ruxin's assets.

If the Company defaults on the repayment of any amount borrowed by the Company pursuant to the Heng Fung Finance commitment, all original existing members of the board of directors of the Company will have to resign, Heng Fung Finance will have the right to appoint all new members to the board of directors, all employment contracts of the management and officers of the Company existing at the time of the financing will be invalid immediately, and their employment will be subject to reconfirmation by Heng Fung Finance. If there is no default on the repayment to Heng Fung Finance, or if there is a default and Heng Fung Finance does not exercise its rights on default, Fronteer Capital will have the same rights on default on the repayment of any amounts borrowed pursuant to the Fronteer Capital commitment as Heng Fung Finance as are specified above.

On September 11, 1998, Fronteer Capital entered into an agreement with eBanker USA.com, Inc. (eBanker), formerly known as Fronteer Development Finance, Inc., a majority owned subsidiary of Fronteer Financial, whereby Fronteer Capital agreed to assign to eBanker its rights to and obligations in the loan commitment to the Company. On September 28, 1998, the Company approved the Assignment, Assumption and Consent Agreement by and between the Company, Dr. Ruxin, Fronteer Capital and eBanker whereby the Company consented to the assignment by Fronteer Capital to eBanker of all of the rights, duties and obligations under the Fronteer Capital line of credit agreement described above.

In October 1998, the Company, Heng Fung Finance and eBanker entered into a Loan and Warrant Purchase and Sale Agreement whereby Heng Fung Finance sold, and eBanker purchased, $1,000,000 of the Heng Fung Finance loan and warrants to purchase 4,000,000 shares of the Company's Common Stock. Heng Fung has agreed to return the original notes and its warrant to purchase 6,000,000 shares of the Company's Common Stock to the Company, and the Company has issued a $500,000 promissory note and a warrant to purchase 2,000,000 shares of the Company's Common Stock to Heng Fung Finance and a $1,000,000 promissory note and a warrant to purchase 4,000,000 shares of the Company's Common Stock to eBanker.

In March 1999, the Company entered into agreements for a comprehensive financing package that includes: (1) an $8,000,000 preferred stock private placement through American Fronteer Financial Corporation (AFFC), a wholly owned subsidiary of Fronteer Financial Holdings Ltd. (Fronteer Financial); (2) exercise of 2,000,000 warrants at $0.25 per warrant; (3) extending the balance on the line of credit with eBanker USA.Com, Inc. (eBanker), formerly Fronteer Development Finance, Inc., a majority owned subsidiary of Fronteer Financial until April 15, 2000, with a change in the default conversion rate from $0.05 per share contained in the original loan agreement to $0.25 per share; and (4) a $750,000 bridge loan which bears interest at 12% per annum.

Heng Fung Finance is in the process of surrendering the promissory note in the amount of $500,000 in exercise of the warrants to acquire 2,000,000 shares of common stock of the Company. This transaction is expected to be completed in April 1999.

The remaining $2,650,000 loan from eBanker has been extended until April 15, 2000, with the previous conversion price of $0.05 per share increased to $0.25 per share. In consideration for the extension, the Company paid a 2% fee to AFFC of $53,000, payable in shares of the Company's common stock.

The $750,000 bridge loan bears interest at 12% and is convertible 6 months after the loan is drawn into shares of common stock of the Company at the 15-day average closing bid price prior to the date of closing. The loan has not yet been drawn.

In April 1999, the Company entered into an agreement with Heng Fung Finance for a bridge loan in the amount of $2,000,000 (April 1999 Financing Agreement). The agreement provides a line of credit, with interest at 12% per annum payable monthly, due April 12, 2000. As consideration for the line of credit, the Company agreed to pay a fee equal to 5% of the total line of credit in shares of common stock of the Company. The line of credit will be convertible, at Heng Fung's option, into shares of the Company's common stock at a price based on the average closing bid price of the Company's common stock for a period of 15 business days prior to April 13, 1999.

The Company agreed to pay a cash finder's fee of 9% of the Fronteer Line of Credit to American Fronteer Financial Corporation (AFFC), formerly named RAF Financial Corporation, payable as the eBanker line of credit is drawn. As of December 31, 1998, the Company had paid AFFC $108,000 under the agreement. AFFC is a majority-wholly owned subsidiary of Fronteer Financial.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. Ruxin has personally guaranteed the Company's $1,650,000 Fronteer Line of Credit.

In August 1997, the Company entered into a four year employment agreement with Hollis Gailey, the spouse of William J. Collard, a former officer and director of the Company. Ms. Gailey provided international business services for Wyndgate. During 1997, the Company also paid Ms. Gailey $30,000 in consideration of her entering into the employment agreement with the Company, and agreed to pay $60,000 in deferred compensation, payable in three equal annual installments in 1998, 1999, and 2000. In January 1998, the Company paid Ms. Gailey $20,000 in connection with the deferred compensation amount. In September 1998, Ms. Gailey resigned from the Company pursuant to terms contained in the employment agreement.

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

The board of directors of the Company adopted a resolution in July 1996 that provides that the areas of business in which the Company shall be interested for the purpose of the doctrine of corporate opportunities shall be the business of information management software products and services. Any business opportunity which falls within such areas of interest must be brought to the attention of the Company for acceptance or rejection prior to any officer or director of the Company taking advantage of such opportunity. Any business opportunity outside such areas of interest may be entered into by any officer or director of the Company without the officer or director first offering the business opportunity to the Company.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     See "EXHIBIT INDEX" on page 40

(b) Current Reports on Form 8-K:

A Current Report on Form 8-K dated October 2, 1998 was filed on October 7, 1998. The Current Report contained information pursuant to Regulation S-K Item 30. The Company made the following representations: Effective October 2, 1998, the Company engaged KPMG Peat Marwick LLP as certifying accountant for the year ended December 31, 1998. The Company did not consult with KPMG Peat Marwick LLP with regard to any matter concerning the application of accounting principles to any specific transactions, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company's financial statements prior to engaging the firm.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GLOBAL MED TECHNOLOGIES, INC.
                                         A Colorado Corporation

Date: April 14, 1999                     By /s/ Michael I. Ruxin
                                        ----------------------------------------
                                         Michael I. Ruxin, Chairman of the Board
                                         and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  April 14, 1999                  /s/ Michael I. Ruxin
                                        ----------------------------------------
                                        Michael I. Ruxin, Chairman of the Board
                                        and Chief Executive Officer and Director

Dated:  April 14, 1999                  /s/ Thomas F. Marcinek
                                        ----------------------------------------
                                        Thomas F. Marcinek, President and Chief
                                        Operating Officer

Dated:  April 14, 1999                  /s/ Gerald F. Willman, Jr.
                                        ----------------------------------------
                                        Gerald F. Willman, Jr., Director
                                        and Wyndgate Vice President -
                                        Product Management

Dated:  April 14, 1999                  /s/ Alan K. Geddes
                                        ----------------------------------------
                                        Alan K. Geddes, Chief Financial Officer,
                                        Vice President, Finance and Treasurer

Dated:  April 15, 1999                  /s/ Fai H. Chan
                                        ----------------------------------------
                                        Fai H. Chan, Director

Dated:  April 15, 1999                  /s/ Robert H. Trapp
                                        ----------------------------------------
                                        Robert H. Trapp, Director

Dated:  April 15, 1999                  /s/ Kwok Jen Fong
                                        ----------------------------------------
                                        Kwok Jen Fong, Director

Dated:  April 14, 1999                  /s/ Jeffrey M. Busch
                                        ----------------------------------------
                                        Jeffrey M. Busch, Director


Dated:  April 15, 1999                  /s/ Gary L. Cook
                                        ----------------------------------------
                                        Gary L. Cook, Director

Dated:  April 15, 1999                  /s/ Gordon E. Segal
                                        ----------------------------------------
                                        Gordon E. Segal, Director

                          Independent Auditors' Report




Board of Directors
Global Med Technologies, Inc.


We have audited the accompanying balance sheet of Global Med Technologies, Inc. as of December 31, 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Med Technologies, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                            KPMG LLP




Denver, Colorado
April 9, 1999

                         Report of Independent Auditors




Board of Directors
Global Med Technologies, Inc.

We have audited the accompanying balance sheet of Global Med Technologies, Inc. as of December 31, 1997, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Med Technologies, Inc. at December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                            /s/ Ernst & Young LLP


Denver, Colorado
April 10, 1998

PART I - FINANCIAL INFORMATION

ITEM 7.  FINANCIAL STATEMENTS

                                         GLOBAL MED TECHNOLOGIES, INC.
                                                BALANCE SHEETS
                                 (In thousands, except per share information)


                                                                                 December 31,
                                                                              -----------------
                                                                              1998         1997
                                                                              ----         ----
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents ............................................   $   821      2,370
   Accounts receivable-trade, net of allowance for uncollectible accounts
       of $50 and $175 at December 31, 1998 and 1997, respectively ......       413        175
   Accrued revenues, net of allowance for uncollectible accounts of
       $15 and $125 at December 31, 1998 and 1997 .......................        43        158
   Prepaid expenses and other assets ....................................       118        256
                                                                            -------    -------

Total current assets ....................................................     1,395      2,959

EQUIPMENT, FURNITURE AND FIXTURES, AT COST:
   Furniture and fixtures ...............................................       229        367
   Machinery and equipment ..............................................       308        303
   Computer hardware and software .......................................     1,145      1,166
                                                                            -------    -------
                                                                              1,682      1,836
   Less accumulated depreciation and amortization .......................    (1,117)      (665)
                                                                            -------    -------

Net equipment, furniture and fixtures ...................................       565      1,171

DEFERRED FINANCING COSTS,
   net of accumulated amortization of $6,031 at
   December 31,1998  ....................................................     4,649       --

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
   net of accumulated amortization of $653 and $403 at
   December 31, 1998 and 1997, respectively .............................       920        136

OTHER ASSETS ............................................................        60       --
                                                                            -------    -------


Total assets ............................................................   $ 7,589      4,266
                                                                            =======    =======



See accompanying notes to the financial statements.








                                           GLOBAL MED TECHNOLOGIES, INC.
                                            BALANCE SHEETS (CONTINUED)
                                   (In thousands, except per share information)



                                                                                   December 31,
                                                                                -----------------
                                                                                1998         1997
                                                                                ----         ----
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Accounts payable ......................................................   $    234         324
   Accrued expenses ......................................................        637         599
   Accrued payroll .......................................................         53         398
   Accrued compensated absences ..........................................        438         449
   Noncompete accrual ....................................................         35         150
   Deferred revenue ......................................................      1,935       2,761
   Financing agreement ...................................................        500        --
   Current portion of capital lease obligations ..........................         91         229
   Net liabilities of discontinued operations ............................       --           631
                                                                             --------    --------

Total current liabilities ................................................      3,923       5,541

CAPITAL LEASE OBLIGATIONS, less current portion ..........................        105         198

FINANCING AGREEMENT ......................................................      2,200        --
                                                                             --------    --------
Total liabilities ........................................................      6,228       5,739
                                                                             --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

   Preferred stock, $.01 par value: Authorized shares - 10,000;
      None issued or outstanding .........................................       --          --
   Common stock, $.01 par value: Authorized shares - 40,000;
      Issued and outstanding shares - 8,882 and 8,148 at December 31, 1998
      and 1997, respectively .............................................         89          82
   Additional paid-in capital ............................................     24,884      13,420
   Accumulated deficit ...................................................    (23,612)    (14,975)
                                                                             --------    --------

Total stockholders' equity (deficit) .....................................      1,361      (1,473)
                                                                             --------    --------

Total liabilities and stockholders' equity (deficit) .....................   $  7,589       4,266
                                                                             ========    ========



See accompanying notes to the financial statements.

                                           GLOBAL MED TECHNOLOGIES, INC.
                                             STATEMENTS OF OPERATIONS
                                    (In thousands, except per share information)


                                                                          Year Ended December 31,
                                                                          ----------------------
                                                                             1998        1997
                                                                             ----        ----
REVENUES:
   Software sales and consulting ......................................   $ 4,439      2,209
   Hardware and software sales, obtained from vendors .................       348        297
                                                                          -------    -------
                                                                            4,787      2,506
                                                                          -------    -------

COST OF REVENUES:
   Software sales and consulting ......................................     1,950      1,373
   Hardware and software sales, obtained from vendors .................       300        224
                                                                          -------    -------
                                                                            2,250      1,597
                                                                          -------    -------

Gross profit ..........................................................     2,537        909

OPERATING EXPENSES:
   General and administrative .........................................     1,769      2,702
   Sales and marketing ................................................       975      1,458
   Research and development ...........................................     1,973      3,757
   Depreciation and amortization ......................................       567        409
   Restructuring charges ..............................................       132       --
                                                                          -------    -------

Loss from continuing operations before other income (expense)..........    (2,879)    (7,417)

OTHER INCOME (EXPENSE):
   Interest income ....................................................        18        168
   Interest expense ...................................................      (100)       (86)
   Financing costs ....................................................    (6,031)      --
   Other ..............................................................       355        (81)
                                                                          -------    -------

Loss from continuing operations .......................................    (8,637)    (7,416)

Loss from discontinued operations .....................................      --         (880)
Gain on sale of discontinued operations ...............................      --        1,013
                                                                          -------    -------

Net loss ..............................................................   $(8,637)    (7,283)
                                                                          =======    =======

Basic and diluted loss per common share:
   Loss from continuing operations ....................................   $ (1.05)     (0.96)
   Gain from discontinued operations ..................................      --         0.02
                                                                          -------    -------

        Loss per share ................................................   $ (1.05)     (0.94)
                                                                          =======    =======

Weighted average number of common shares outstanding ..................     8,228      7,728
                                                                          =======    =======



See accompanying notes to the financial statements.


                                                    GLOBAL MED TECHNOLOGIES, INC.
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                           (In thousands)


                                                                             Common Stock        Additional
                                                                           -------------------     paid-in    Accumulated
                                                                           Shares      Amount      capital      Deficit       Total
                                                                           ------      ------    -----------  -----------     -----

Balances, December 31, 1996 .........................................       4,994     $    50       4,282       (7,692)      (3,360)

Issuance of warrants related to
     January 1997 12% notes .........................................        --          --            79         --             79
Issuance of common stock related to
    conversion of certain 10% notes .................................          93           1         348         --            349
Initial public offering including
    underwriter's over allotment option-
    net of offering expenses ........................................       2,914          29       8,197         --          8,226
Share adjustments related to May
    1995 private placement of common stock ..........................         120           1          (1)        --           --
Issuance of common stock from exercise of
    stock options under Company's stock
    option plan .....................................................          15        --            21         --             21
Issuance of common stock to a corporate
    marketing enterprise ............................................          12           1          25         --             26
Option grants under the Company's
    stock option plan ...............................................        --          --           314         --            314
Option grants to a business advisory enterprise .....................        --          --           155         --            155
Net loss ............................................................        --          --          --         (7,283)      (7,283)
                                                                          -------     -------     -------      -------      -------

Balances, December 31, 1997 .........................................       8,148          82      13,420      (14,975)      (1,473)

Issuance of common stock from exercise of warrants ..................         564           5         410         --            415
     related to January 1997 12%  notes

Issuance of common stock for services ...............................         170           2         123         --            125

Fair value of warrants associated with financing agreements .........        --          --        10,680         --         10,680

Warrants issued for consulting services .............................        --          --           210         --            210

Fair value of options issued to former officer ......................        --          --            41         --             41

Net loss ............................................................        --          --          --         (8,637)      (8,637)
                                                                          -------     -------     -------      -------      -------

Balances, December 31, 1998 .........................................       8,882     $    89      24,884      (23,612)       1,361
                                                                          =======     =======     =======      =======      =======


See accompanying notes to the financial statements.


                                           GLOBAL MED TECHNOLOGIES, INC.
                                             STATEMENTS OF CASH FLOWS
                                                  (In thousands)


                                                                                                  Year Ended December 31,
                                                                                                ---------------------------
                                                                                                1998                   1997
                                                                                                ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .............................................................................       $(8,637)                (7,283)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Loss from discontinued operations ...............................................          --                      880
     Gain on sale of discontinued operations .........................................          --                   (1,013)
     Depreciation and amortization ...................................................           567                    409
     Amortization of software development costs ......................................           320                    240
     Amortization of financing costs .................................................         6,031                   --
     Changes in allowances for uncollectible amounts .................................          (235)                  --
     Loss on disposal of assets ......................................................            35                      2
     Issuance of common stock, options and warrants
       for services and other ........................................................           419                    549
     Other ...........................................................................           (61)                  --
     Changes in operating assets and liabilities:
        Accounts receivable-trade ....................................................          (113)                   700
        Accrued revenues, net ........................................................           225                    168
        Prepaid expenses and other assets ............................................           201                    (60)
        Accounts payable .............................................................           (90)                  (159)
        Accrued expenses .............................................................            38                   (132)
        Accrued payroll ..............................................................          (345)                   155
        Accrued compensated absences .................................................           (11)                    97
        Noncompete accrual ...........................................................          (115)                  --
        Deferred revenue .............................................................          (826)                 1,402
                                                                                             -------                -------

Net cash used in continuing operations ...............................................        (2,597)                (4,045)
Net cash used in discontinued operations .............................................          (631)                (1,255)
                                                                                             -------                -------

Net cash used in operating activities ................................................        (3,228)                (5,300)
                                                                                             -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment and fixtures ..................................................           (77)                  (781)
Proceeds from sales of property and equipment ........................................            80                   --
Capital expenditures of discontinued  operations .....................................          --                      (58)
Net proceeds from sale of discontinued operations ....................................          --                    1,000
Increase in software development costs ...............................................        (1,104)                  --
                                                                                             -------                -------

Net cash provided by (used in) investing activities ..................................        (1,101)                   161
                                                                                             -------                -------




See accompanying notes to the financial statements.





                                           GLOBAL MED TECHNOLOGIES, INC.
                                       STATEMENTS OF CASH FLOWS (CONTINUED)
                                                  (In thousands)



                                                                                                  Year Ended December 31,
                                                                                                ---------------------------
                                                                                                1998                   1997
                                                                                                ----                   ----
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings on financing agreements ...................................................       $ 2,700                    450
Principal payments on short-term debt ................................................          --                   (1,547)
Principal payments under capital lease obligations ...................................          (231)                  (207)
Principal payments under capital lease obligations
  of discontinued operations .........................................................          --                     (107)
Principal payments on notes payable ..................................................          --                     (327)
Issuance of common stock, net offering costs .........................................           311                  8,272
Deferred offering costs ..............................................................          --                      486
                                                                                             -------                -------

Net cash provided by financing activities ............................................         2,780                  7,020
                                                                                             -------                -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................................        (1,549)                 1,881

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .......................................         2,370                    489
                                                                                             -------                -------

CASH AND CASH EQUIVALENTS AT END OF YEAR .............................................       $   821                  2,370
                                                                                             =======                =======


SUPPLEMENTAL DISCLOSURES:

The Company entered into capital lease obligations of approximately $130,000 in 1997.

During 1997, convertible 10% notes payable of approximately $324,000 and related accrued interest of approximately $25,000 were converted into 93,003 shares of common stock at $3.75 per share.

Cash paid for interest in 1998 and 1997 was $100,00 and $86,000, respectively.






See accompanying notes to the financials statements.

                          GLOBAL MED TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND LIQUIDITY

On May 23, 1995, The Wyndgate Group, Limited (Wyndgate) merged with National MRO, Inc. (National MRO) in accordance with the terms and provisions of an
Agreement of Merger and National MRO changed its name to Global Data Technologies, Inc., which subsequently changed its name to Global Med Technologies, Inc. (the Company). Subsequent to the merger, the businesses of both Wyndgate and National MRO were operated as divisions of the Company.

The Company, through Wyndgate, provides information management software products and services to the health care industry and operates in one business segment. The Company, through its DataMed division, which was discontinued in 1997, (see
Note 2), was in the business of providing substance abuse testing management services.

During 1998 and 1997, the Company incurred losses and used significant amounts of cash in operations. Heng Fung Finance Company Limited, a significant shareholder, has committed, in writing, to provide the Company with financial support which, with the proceeds from the financing agreements discussed in Note 6, will be sufficient to fund the Company's operations through December 31, 1999.

CASH AND CASH EQUIVALENTS

For purposes of the accompanying statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

CREDIT RISK AND MARKET RISK

Accounts receivable at December 31, 1998 and 1997 are derived from SAFETRACE(R) sales and related services and re-sales of hardware and software to blood centers and blood center service providers located in the United States. Historically, the Company does not require collateral or other security to support customer receivables. In order to reduce credit risk, the Company requires substantial down payments and progress payments during the course of an installation of its software products. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk specific to customers.

The Company has customers located in numerous locations across the United States and sales are not concentrated in any geographic or economic region.

ACCRUED REVENUES

Accrued revenues at December 31, 1998 and 1997 are generally billable and collectible within one year.

                          GLOBAL MED TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


EQUIPMENT, FURNITURE AND FIXTURES

Equipment, furniture and fixtures are stated at cost. Depreciation and amortization, which includes amortization of assets under capital leases, is based on the straight-line method over estimated useful lives ranging from three to five years.

LONG-LIVED ASSETS

The Company accounts for long lived assets under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121) which requires that long-lived assets and certain identifiable intangibles, including goodwill, held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by the asset is less than its carrying value. Measurement of the impairment loss is based on the fair value of the asset, which are generally determined using valuation techniques such as discounted present value of expected future cash flows.

SOFTWARE DEVELOPMENT COSTS

The Company capitalized certain software development and production costs once technological feasibility had been achieved through release to the general public. Software development costs incurred prior to achieving technological feasibility are included in research and development expense in the accompanying statement of operations.

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Commencing upon the initial product release or when software development revenue has begun to be recognized, these costs are amortized based on the straight-line method over the estimated life of the product, generally two to five years. For the years ended December 31, 1998 and 1997, the Company recorded approximately $320,000 and $240,000 of amortization, respectively. Amortization of capitalized software costs is included in cost of revenues in the accompanying statements of operations.

DEFERRED REVENUE

At December 31, 1998 and 1997, $1,000,000 of the deferred revenue balance is related to an agreement between the Company and Ortho-Clinical Diagnostics, Inc., successor to Ortho Diagnostic Systems, Inc., a wholly owned subsidiary of Johnson & Johnson. At December 31, 1998 and 1997, approximately $485,000 and $885,000, respectively, of the deferred revenue balance is related to agreements between The Institute for Transfusion Medicine and the Company for a transfusion services software product to be known as SAFETRACE TX(TM) development agreement. The remaining deferred revenue balances at December 31, 1998 and 1997 of $450,000 and $876,000, respectively, primarily consist of unearned SAFETRACE(R) maintenance revenue, sales of SAFETRACE(R) licenses and related postcontract customer support, and re-sales of hardware and software which were not yet recognizable as revenue pursuant to the Company's revenue recognition accounting policies discussed below.

                          GLOBAL MED TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments approximate fair value due to the short-term maturities of these items.

REVENUE RECOGNITION

Effective January 1, 1998, the Company adopted the provisions of Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), which requires that revenue for licensing, selling, leasing, or otherwise marketing computer software be recognized when evidence of an arrangement exists, delivery of the product has occurred, collectibility of the related receivable is assured and the vendor's fee is fixed or determinable. In addition, revenue is recognized for the multiple elements of software arrangements based upon the fair value of each element. Accordingly, revenue from products or services is recognized based upon shipment of products or performance of services. License fee revenue is recognized upon completion of signed contract and shipment of the software. Revenue from royalties is recognized upon receipt of payment or according to the payment terms specified in the contract. Revenue from maintenance contracts is deferred and recognized ratably over the period of the agreement. Implementation, training and consulting revenue is recognized upon completion of the training and course or performance of services, respectively.

Prior to 1998, revenue from sales of software licenses, included in software sales and consulting revenue, was recognized upon delivery of the software product to the customer, unless the Company had significant related vendor obligations remaining. When significant obligations remained after the software product had been delivered, revenue was not recognized until such obligations had been completed or were no longer significant. The costs of any insignificant obligations were accrued when the related revenue was recognized. Under SOP 97-2, revenue from software licenses is recognized upon delivery, when all elements of a software arrangement, as described above, have been established.

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

                          GLOBAL MED TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

SIGNIFICANT CUSTOMERS

During 1998, three customers, The Institute for Transfusion Medicine, Gulf Coast Regional Blood Center and Haemonetics Corporation, accounted for approximately 19%, 12%, and 12%, respectively, of the Company's total revenue from continuing operations.

During 1997, two customers, Haemonetics Corporation and Belle Bonfils Memorial Blood Center, each accounted for approximately 33% and 10% of the Company's total revenues from continuing operations.

LOSS PER COMMON SHARE

Loss per share is computed under the provisions of Statement of Financial Accounting Standard No. 128 (SFAS No. 128), Earnings Per Share. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, or other potential common stock instruments. Diluted earnings per share includes the dilutive effect of these instruments. In 1998 and 1997, the effect of all potential common stock instruments was antidilutive.

USE OF ESTIMATES

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

STOCK BASED COMPENSATION

The Company has adopted the "disclosure method" provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). As permitted under SFAS No. 123, the Company continues to account for stock-based compensation costs under the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued which is effective for all fiscal years beginning after June 15, 1999. The Company currently does not participate in these activities and consequently does not believe adoption of the statement will have an effect on the financial statements.

On December 22, 1998, the Accounting Standards Executive Committee (AcSec) issued Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, (SOP 98-9), which is effective for transactions entered into in fiscal years beginning after December 15, 1998. The Company does not believe that the adoption of the statement will have a significant effect on the disclosures in its financial statements and will adopt it when required.

                          GLOBAL MED TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which was required to be implemented during the year ended December 31, 1998. The adoption of this statement had no significant effect on the disclosures in the financial statements.

The Company was also required to implement SFAS No. 130, Reporting Comprehensive Income, during the year ended December 31, 1998. The adoption of this statement had no significant effect on the financial statements.

RESTRUCTURING CHARGES

In March 1998, the Company underwent a restructuring and reorganization which was implemented to reduce general and administrative expenses in such areas as payroll, outside contract services, various health related items, leased office space and others as well. Restructuring expenses were incurred in the amount of $132,000 for the year ended December 31, 1998. All of these expenses had been paid as of December 31, 1998.

2. DISCONTINUED OPERATIONS

On August 18, 1997, the Company entered into an asset purchase agreement with National Medical Review Offices, Inc. (NMRO) to sell its DataMed division to NMRO. In conjunction with the sale, the Company and NMRO also entered into a management agreement where NMRO agreed effective July 1, 1997 to assume the direction and control of the business and operations of DataMed. Accordingly, NMRO managed the business and assumed ownership responsibilities for the operational results from July 1, 1997 through the date of final close. On December 15, 1997, upon stockholders' approval, the Company finalized the sale of the assets and operations of DataMed to NMRO for approximately $1 million in proceeds net of various closing costs and the assumption of certain liabilities.

The accompanying financial statements and related footnotes reflect DataMed as discontinued operations.

The operating results of the discontinued operations reflected in the Company's Statement of Operations as of June 30, 1997 are summarized as follows (in thousands):


     Substance abuse testing and other revenue                    $  2,953
     Cost of revenue                                                (2,151)
                                                                   -------

     Gross profit                                                 $    802
                                                                   =======

     Net loss                                                     $   (880)
                                                                   =======

The net liabilities of the discontinued operations as of December 31, 1997 consisted solely of net current liabilities of $631,000.

3.  NONCOMPETE AGREEMENTS

The Company has entered into noncompete agreements with three key employees, two of which also served on the Company's Board of Directors, for $350,000. The terms of the agreements are for the greater of five years or the term of the related employee's employment contract. At December 31, 1998 and 1997, $35,000 and $150,000 remain payable, respectively, whenever sufficient cash flow is available as determined by the Company's Board of Directors.

                          GLOBAL MED TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.  INCOME TAXES

The Company has net operating loss carryforwards of approximately $15,367,000, which expire in the years 2006 to 2013. Such net operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code due to the change in ownership resulting from the February 1997 initial public offering.

Actual income tax benefit differs from the amount calculated using the Federal statutory tax rate as follows (in thousands):

                                                          1998            1997
                                                          ----            ----

Expected tax benefit                                 $  (2,937)          (2,476)
Effect of permanent differences                          2,061               17
Change in valuation allowance for deferred tax assets    1,401            2,792
State tax benefit, net of federal benefit                 (136)            (401)
Other                                                     (389)              68
                                                      --------           -------

                                                     $   ---               ---
                                                      ========           =======

The components of the deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows (in thousands):


                                                          1998            1997
                                                          ----            ----

Deferred tax assets:
  Net operating loss carryforward                    $   6,070            4,059
  Allowance for uncollectible accounts receivable          125              217
  Unearned revenue and accrued expenses                  1,161            1,466
  Excess of capital losses over capital gains             ---                79
                                                      --------            ------

     Gross deferred tax assets                           7,356            5,821
     Valuation allowance                                (6,977)          (5,576)
                                                      --------           ------

     Net deferred tax asset                                379              245
                                                      --------           ------

Deferred tax liabilities:
  Capitalized software development costs                   363              (54)
  Accelerated depreciation for tax purposes                 16              299
                                                      --------           ------

     Gross deferred tax liabilities                        379              245
                                                      --------           ------

Deferred tax asset, net                              $   ---               ---
                                                      ========           ======

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that the deferred tax asset would be realized. The ultimate realization of the deferred tax asset is dependent on the generation of future taxable income in the period in which the temporary differences become deductible. The Company has established a valuation allowance for deferred taxes due to the uncertainty that the full amount of the deferred

                          GLOBAL MED TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


tax asset will be utilized. In determining the valuation allowance, management considered factors including the reversal of existing temporary differences and estimates of future taxable income.

5.  LEASES

The Company leases equipment and office space. Rental expense under operating leases, included in general and administrative expenses in the accompanying statements of operations, for the years ended December 31, 1998 and 1997 was approximately $343,000, net of sublease income of $35,000, and $325,000, respectively. Certain leases of equipment and fixtures are classified as capital leases. A principal stockholder of the Company has personally guaranteed repayment of certain capital lease obligations. Included in equipment and fixtures in the accompanying balance sheets are the following assets held under capital leases (in thousands):

                                                     December 31,
                                               ----------------------
                                               1998              1997
                                               ----              ----

Furniture and fixtures                       $  127               127
Machinery and equipment                         179               179
Computer hardware and software                  518               582
                                              -----             -----

Assets under capital lease                      824               888
Less accumulated amortization                  (669)             (468)
                                              -----             -----

Assets under capital lease, net              $  155               420
                                              =====             =====

The following represents the minimum lease payments remaining under capital leases and the future minimum lease payments for all noncancelable operating leases included in continuing operations at December 31, 1998 (in thousands):

                                                             Capital   Operating
                                                              Leases     Leases
                                                             -------   ---------

                  1999                                      $  116     $   201
                  2000                                          73         192
                  2001                                          37         171
                  2002                                          19         157
                  2003 and thereafter                           -          485
                                                             -----      ------

Total minimum lease payments                                $  245     $ 1,206
                                                             -----      ======
Less amount representing interest                              (49)
                                                             -----
Present value of minimum lease payments                        196
Less current portion of obligations under capital lease        (91)
                                                             -----

Obligations under capital lease, less current portion       $  105
                                                             =====

                          GLOBAL MED TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the first quarter of 1999, the Company relocated its Rancho Cordova, California office to another location in El Dorado Hills, California with a lower lease payment. The Company terminated its previous lease. Also during the first quarter, the Company relocated its Lakewood, Colorado office to a smaller, less expensive location. The previous location has been sublet for an amount that approximates the lease obligation. These transactions are reflected in the minimum lease payments for operating leases above.

6. FINANCING AGREEMENTS

On April 14, 1998, Fronteer Capital, Inc. (Fronteer Capital), a wholly owned subsidiary of Fronteer Financial Holdings, Ltd. (Fronteer Financial), and Heng Fung Finance Company Limited (Heng Fung Finance) committed to provide to the Company lines of credit for up to $1,650,000 and $1,500,000, respectively, for a total combined loan commitment of $3,150,000 over the following twelve months. The loans bear interest calculated at a rate of 12% per annum and originally matured April 15, 1999. The loans have been extended to April 15, 2000.

Pursuant to the loan commitment provided by Heng Fung Finance, the Company agreed that the Company's board of directors would not exceed nine and Heng Fung Finance had the option to cancel all the Company's then existing management and employee contracts. Heng Fung Finance appointed five members to the board of directors of the Company. Since completion of the April 1998 Financing Agreements and the appointment of the additional directors by Heng Fung Finance, new employment contracts, approved by the Board, have been entered into with the Chairman of the Board and Chief Executive Officer; the President and Chief Operating Officer; and the Chief Financial Officer, Vice President, Finance and Treasurer.

For issuing the commitment, Heng Fung Finance received warrants to purchase 6,000,000 shares of the Company's common stock. The warrants are exercisable at $0.25 per share for up to 10 years and the Company registered the warrants and the underlying shares for resale under the Securities Act of 1933 (1933 Act.) Using the Black-Scholes model for estimating the fair value of the warrants to purchase 6,000,000 shares of the Company's common stock, the Company recorded $5,340,000 as deferred financing costs as of April 14, 1998, to be amortized straight-line over the term of the loan.

For issuing the commitment, Fronteer Capital received warrants to purchase 1,000,000 shares of the Company's common stock. When the line of credit was drawn upon, in October 1998, Fronteer Capital received additional warrants to purchase 5,000,000 shares of the Company's common stock. The warrants are exercisable at $0.25 per share for up to 10 years and the Company registered the warrants and the underlying shares for resale under the 1933 Act. Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded $890,000 as deferred financing costs as of April 14, 1998, to be amortized straight-line over the term of the loan and $4,450,000 as deferred financing costs as of October 30, 1998, to be amortized straight-line over the remaining term of the loan.

The Company's Registration Statement registering the 12,000,000 warrants and underlying shares became effective February 16, 1999.

The loan commitment provided by Fronteer Capital has substantially the same terms and conditions as the loan commitment provided by Heng Fung Finance except that, if Heng Fung Finance had not appointed directors to the Company's board of directors, Fronteer Capital had the right to appoint a maximum of three members to the board of directors of the Company. Dr. Michael I. Ruxin, the Chief

                          GLOBAL MED TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Executive Officer of the Company, has agreed to personally guarantee the repayment of $1,650,000 of the Fronteer Capital line of credit. The guarantee is limited to certain of Dr. Ruxin's assets.

If the Company defaults on the repayment of any amount borrowed by the Company pursuant to the Heng Fung Finance commitment, all original existing members of the board of directors of the Company would have to resign and Heng Fung Finance would have the right to appoint all new members to the board of directors; Heng Fung Finance would also have the right to convert the outstanding amount of the loan into shares of the Company's common stock at a conversion price of $0.05 per share which has subsequently been increased to $0.25 per share in the 1999 Financing Agreement described below, all employment contracts of the management and officers of the Company existing at the time of the financing will be invalid immediately, and their employment will be subject to reconfirmation by Heng Fung Finance. If there is no default on the repayment to Heng Fung Finance, or if there is default and Heng Fung Finance does not exercise its rights on default, Fronteer Capital will have the same rights on default.

On September 11, 1998, Fronteer Capital entered into an agreement with eBanker USA.com, Inc. (eBanker), formerly known as Fronteer Development Finance, Inc., a majority owned subsidiary of Fronteer Financial, whereby Fronteer Capital agreed to assign to eBanker its rights to and obligations under the loan commitment to the Company. On September 28, 1998, the Company approved the Assignment, Assumption and Consent Agreement by and between the Company, Dr. Ruxin, Fronteer Capital and eBanker whereby the Company consented to the assignment by Fronteer Capital to eBanker of all of the rights, duties and obligations under the Fronteer Capital line of credit agreement described above.

In October 1998, the Company, Heng Fung Finance and eBanker entered into a Loan and Warrant Purchase and Sale Agreement whereby Heng Fung Finance sold, and eBanker purchased, $1,000,000 of the Heng Fung Finance loan and warrants to purchase 4,000,000 shares of the Company's common stock. Heng Fung has returned the original notes and its warrant to purchase 6,000,000 shares of the Company's common stock to the Company, and the Company has issued a $500,000 promissory note and a warrant to purchase 2,000,000 shares of the Company's common stock to Heng Fung Finance and a $1,000,000 promissory note and a warrant to purchase 4,000,000 shares of the Company's common stock to eBanker.

The Company agreed to pay a cash finder's fee of 9% of the Fronteer Line of Credit to American Fronteer Financial Corporation (AFFC), payable as the eBanker line of credit is drawn. As of December 31, 1998, the Company had paid AFFC $108,000 under the agreement. AFFC is a majority-wholly owned subsidiary of Fronteer Financial.

On March 19, 1999, the Company drew the remaining $450,000 available on the line of credit with eBanker. Also on March 19, 1999, the Company entered into agreements for a comprehensive financing package that includes: (1) an $8,000,000 preferred stock private placement through American Fronteer Financial Corporation (AFFC); (2) exercise of 2,000,000 warrants at $.25 per warrant; (3) extension of the balance on the $2,650,000 line of credit with eBanker USA.Com, Inc. (eBanker), formerly Fronteer Development Finance, Inc., until April 15, 2000, with a change in the default conversion rate from $0.05 contained in the original loan agreement to $0.25 per share; and (4) a $750,000 bridge loan which bears interest at 12% per annum.

The Company executed a Letter Agreement with AFFC for an $8 million convertible preferred stock private placement. The convertible preferred stock will be convertible into common stock at $2.50 per share any time after twelve months of

                          GLOBAL MED TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the closing date of the stock sale. There will be a forced conversion of the convertible preferred stock into common stock if the closing bid market price of the common stock is at $4.00 or more for at least 15 business days. The convertible preferred will carry a 15% coupon paid semi-annually in free trading Company common stock.

Heng Fung Finance is in the process of surrendering the promissory note in the amount of $500,000 in exercise of the warrants to acquire 2,000,000 shares of common stock of the Company. This transaction is expected to be completed in April 1999.

The remaining $2,650,000 loan from eBanker will be extended until April 15, 2000 with the previous conversion price of $0.05 per share being increased to $0.25 per share. Accordingly, the balance on the loan from eBanker of $2,200,000 as of December 31, 1998 has been classified as a long-term liability in the accompanying balance sheet.

The $750,000 bridge loan bears interest at 12% and is convertible in 6 months into shares of common stock of the Company at the 15-day average closing bid price prior to the date of closing.

In April 1999, the Company entered into an agreement with Heng Fung Finance for a bridge loan in the amount of $2,000,000. The agreement provides a line of credit, with interest at 12% per annum payable monthly, due April 12, 2000 (April 1999 Financing Agreement). As consideration for the line of credit, the Company agreed to pay a fee equal to 5% of the total line of credit in shares of common stock of the Company. The line of credit will be convertible, at Heng Fung's option, into shares of the Company's common stock at a price based on the average closing bid price of the Company's common stock for a period of 15 business days prior to April 13, 1999.

7. STOCKHOLDERS' EQUITY

On September 1, 1998, the Company issued 120,000 shares of its common stock to an escrow account, in exchange for services. The cost of the services and the fair market value of the shares were $93,750 and the cost was recorded in prepaid expenses pending completion of the services. During the year ended December 31, 1998, 40,000 shares were released from escrow, valued at $31,250 and have been expensed to general and administrative expense.

In December 1998, the Company issued a total of 563,624 shares of its common stock in connection with the exercise of certain warrants at $0.55 per share which was 75% of the market value of the shares on the date of the grant of the warrants. The Company received $311,000 in cash proceeds and recognized general and administrative expenses in the amount of $104,000.

During the first quarter of 1997, certain note holders converted approximately $349,000 of principal and accrued interest into 93,003 shares of common stock. Common stock issuable related to the detachable warrants provided in conjunction with the 10% Notes amounts to 187,800 shares. During January 1997, the Company received $450,000 from two unaffiliated investors related to an offering consisting of notes which accrued interest at an annual rate of twelve percent (the 12% Notes). In connection with the 12% Notes, the Company issued 150,000 common stock warrants which are exercisable at eighty-five percent of the price per share of the Company's common stock included in the Offering. In the first quarter of 1997, the Company incurred $79,000 of expense in connection with the issuance and registration of the 150,000 warrants, which is included in other expenses in the accompanying 1997 statement of operations.

During February 1997, the Company completed an initial public offering (the Offering) whereby it issued 1,337,000 units, each unit consisting of two shares of common stock and one common stock purchase warrant (the Units), at $7.00 per Unit. Net proceeds from the Offering (including net proceeds from the underwriter's overallotment option) were approximately $8.2 million. During February 1997, the Company used a portion of the net proceeds from the Offering to repay $450,000, plus accrued interest of approximately $5,000, related to the

                          GLOBAL MED TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12% Notes. In March 1997, the Company paid approximately $355,000 to certain holders of the 10% Notes, who did not convert their 10% Notes and accrued interest into common stock, from a portion of the net proceeds of the Offering. Approximately $190,000 of the $355,000 was paid to affiliates of the Company under the same terms and conditions as nonaffiliates.

Stock Compensation Plan

In the fourth quarter of 1997, the Company adopted a stock compensation plan (the Stock Compensation Plan). The Stock Compensation Plan, as amended in 1998, provides for the issuance of up to 200,000 shares of common stock to employees, consultants and others involved in the Company's business. During the fourth quarter of 1997, the Company issued 12,500 shares of common stock to a corporate marketing enterprise. These shares were issued under the Stock Compensation Plan. Effective August 27, 1998, the Company issued 50,000 shares of its common stock to a director in exchange for services. The fair value of the stock on the date of the grant was $33,000 and is reflected in the statement of operations as general and administrative expenses. These shares were issued pursuant to the Stock Compensation Plan, as amended. As of December 31, 1998 and 1997, respectively, there were a total of 100,000 and 87,500 shares of common stock reserved for future issuance under the Stock Compensation Plan.

8. STOCK OPTION PLANS AND WARRANTS

The Amended and Restated Stock Option Plan Provides for the issuance of options to purchase up to 2,200,000 shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive or non-qualified stock options. Only employees of the Company are eligible to receive Incentive Options. Unless terminated sooner, the Plan will expire on May 31, 2000. As of December 31, 1998, options to purchase 1,821,216 shares of the Company's common stock at exercise prices ranging from $0.75 to $3.75 per share through 2008 were outstanding, of which options to purchase 393,900 shares were exercisable.

1998 and 1997 Activity

On May 27, 1998, incentive options to purchase 350,000 shares of the Company's common stock and non-qualified options to purchase 5,000 shares were issued to certain officers at an exercise price of $0.75 per share, and are exercisable for ten years. The options vest at the rate of 20% per year.

On May 27, 1998, the board of directors granted a non-qualified option to purchase 55,248 shares of the Company's common stock to a former officer of the Company. The exercise price is $0.92 per share; the option was vested immediately and is exercisable for ten years. In accordance with the provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, the fair value of the option was recorded as general and administrative expense in the amount of $41,000.

On June 3, 1998, the Company authorized the issuance of incentive stock options to purchase 340,000 shares of the Company's common stock at $1.0625 per share, exercisable for ten years, to certain employees. The options become fully vested on March 3, 1999.

On August 27, 1998, the Company authorized the issuance of non-qualified stock options to purchase an aggregate of 900,000 shares of the Company's common stock at $0.75 per shares, exercisable for ten years, to members of the Board of Directors in consideration for serving on the Board and on the Executive Committee of the Board. The Company also authorized the issuance of incentive options to certain officers of the Company to purchase 600,000 shares of the Company's common stock and non-qualified stock options to purchase an aggregate of 32,000 shares of the Company's common stock to certain employees. All of these grants are at $0.75 per share and exercisable for ten years. The options vest at the rate of 20% per year.

                          GLOBAL MED TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Pursuant to Dr. Ruxin's Employment Agreement, the Company authorized the issuance to Dr. Ruxin of a non-qualified stock option to purchase 1,000,000 shares of the Company's common stock at $0.75 per share, exercisable for ten years. The Company is in the process of amending the grant so the option may be exercisable only when the Company's annual audited financial statements reflect earnings of $0.01 per share or after a vesting period of sixty months, whichever occurs first.

Also on August 27, 1998, non-qualified options to purchase 250,000 shares of the Company's common stock at $0.75 per share, for a period of ten years, were issued to certain officers for the year ended December 31, 1998. The options vest at the rate of 33-1/3% per year.

On October 14, 1998, the Company authorized the issuance of non-qualified stock options to purchase an aggregate of 130,000 shares of the Company's Common Stock at $0.75 per share, exercisable for ten years, to two officers of the Company. On November 19, 1998, non-qualified options to purchase 25,000 shares of the Company's Common Stock at $0.85 per share, exercisable for ten years were granted to an employee. On December 17, 1998, non-qualified options to purchase 40,000 shares of the Company's Common Stock at $0.76 per share were granted to an employee. The options vest at the rate of 20% per year.

On January 4, 1999, the board of directors authorized incentive stock option grants to purchase a total of 45,000 shares of the Company's common stock to three employees at $0.78 per share. The options are for ten years and 25,000 vest at 20% per year beginning in September 1999 and the remaining options for 20,000 shares vest at the rate of 50% immediately and 50% on March 28, 1999.

Also on January 4, 1999, non-qualified options to purchase 60,000 shares of the Company's common stock at $.78 per share were granted to two employees, one of which is an officer, and non-qualified options to purchase 500 shares of the Company's common stock at $.78 per share were granted to a consultant. The employee grants vest at the rate of 20% per year beginning in 1999, and the consultant options were 100% vested on the grant date. All of the options are for a term of ten years.

On February 16, 1999, the board of directors approved a resolution to register 1,829,788 shares of the Company's common stock which underlie outstanding Class A Warrants (1,456,988 shares at $4.55), 10% Note Warrants (187,800 shares at $3.75), and specified non-qualified stock options (185,000 shares at $2.50 and $1.81). As an incentive to exercise of the aforementioned warrants and options, the board of directors agreed to discount the exercise price per share by an amount up to 33-1/3% of the bid price on the common stock on the effective date of the registration statement. Under current accounting guidance, this transaction will result in a significant non-cash charge to the statement of operations on the effective date of the registration statement. However, it also results in a significant infusion of cash to the Company for its operations.

Unless otherwise stated, options to purchase shares of the Company's common stock are granted at the fair market value of the common stock on the effective date of the grant.

During 1997, the Company recognized expense of $314,000 related to certain grants of stock options within the Company's Stock Option Plan. This amount consists of approximately $146,000 included in sales and marketing expense, $136,000 included in general and administrative expense, $22,000 included in research and development expense and $10,000 included in costs of revenue in the accompanying 1997 consolidated statement of operations. During 1997, holders of 14,000 common stock options, which were originally within the Company's Stock

                          GLOBAL MED TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Option Plan, exercised their options at an exercise price of $1.54 per share. The Company recognized approximately $26,000 in expense related to this issuance.

Pro forma disclosures

The fair value of options granted during 1998 and 1997 were determined using the following assumptions:

A risk-free rate of approximately 4.6% and 5.8% for the years ended December 31, 1998 and 1997, respectively; and an average expected life of five years and ten years, respectively, and a dividend yield of 0%; and volatility of 208% and 139.4% for the years ended December 31, 1998 and 1997, respectively.

For the purposes of pro forma disclosures, the estimated fair value of the employee options is amortized to expense over the options' vesting period. Pro forma information is as follows (in thousands, except per share amounts):

                                                     1998             1997
                                                     ----             ----

Pro forma net loss                               $ (8,985)           (7,513)
Pro forma net loss per share                        (1.09)            (0.97)

The weighted average fair value of options granted during the year ended December 31 were:


                                                     1998             1997
                                                     ----             ----

Stock price equals exercise price                $   0.90             1.96
Stock price greater than exercise price              0.70             1.89
Stock price less than exercise price                 0.82             1.85

Because Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 2001.

                          GLOBAL MED TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Summary of Stock Option Activity

A summary of the Company's stock option activity and related information regarding the Stock Option Plan are as follows:


                                                       Incentive Stock                    Non-qualified Stock
                                                         Option Plan                          Option Plan
                                             -----------------------------------    --------------------------------
                                                                      Stock                                Stock
                                                Number of            Option           Number of           Option
                                                  Stock               Price             Stock              Price
                                                 Options              Range            Options             Range
                                             ----------------    ---------------    ----------------   ---------------

Outstanding, December 31, 1996               504,100         $    1.00 - 3.75          63,529         $   1.54 - 3.75
  Granted                                    371,248              1.54 - 2.00         381,691             1.00 - 2.875
  Exercised                                  (14,000)                 1.54             ---                    ---
  Forfeited                                 (421,350)             1.00 - 3.75         (25,000)                2.50
                                           ---------              -----------        --------             ------------

Outstanding, December 31, 1997               439,998              1.81 - 3.75         420,220             1.00 - 3.75
  Granted                                  1,647,000              0.75 - 1.81          55,248                 0.92
  Forfeited                                 (615,498)             0.92 - 3.75        (125,752)            1.81 - 3.75
                                           ---------              -----------        --------             ------------

Outstanding, December 31, 1998             1,471,500         $    0.75 - 3.75         349,716          $  0.92 - 3.75
                                           =========              ===========        ========             ============

During the second quarter of 1996, the Company entered into an agreement with a business advisory enterprise (the 1996 Stock Option Agreement). In connection with the 1996 Stock Option Agreement, the Company granted 160,000 stock options at an exercise price of $2.50 per share. During 1997, the Company and the business advisory enterprise agreed to change certain terms and conditions of the 1996 Stock Option Agreement. As a result, the Company recognized expense in 1997 of $155,000. These amounts are included in sales and marketing expense in the accompanying statements of operations. These options were not granted as part of the Company's Stock Option Plan and are not included in the summary of the Company's stock option activity table above. To date, no options have been exercised as a result of the 1996 Stock Option Agreement.

Warrants

On August 27, 1998, pursuant to the provisions of an agreement for consulting services with a Director of the Company, the Company authorized the issuance of warrants to purchase 600,000 shares of the Company's common stock, at $0.75 per share, exercisable for ten years. Using the Black-Scholes model for estimating the fair value, the Company recorded $247,000 as consulting expense as of August 27, 1998.

Other Option Activity

In addition, to the options granted pursuant to the Second Amended and Restated Stock Option Plan, the Company has issued non-qualified options to purchase 2,542,000 shares of the Company's common stock, exercisable for ten years from the date of grant, pursuant to the terms of the stock option agreements. The

                          GLOBAL MED TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

details of these options are included in 1998 and 1997 Activity above. The common stock underlying the options is not included in the Company's effective registration statement on Form S-8 registering shares authorized pursuant to the Second Amended and Restated Stock Option Plan.

9.  CONTRIBUTIONS TO RETIREMENT PLAN

The Company has a 401(k) retirement plan which covers eligible employees, as defined, of the Company (the 401(k) Plan). Employees may defer up to fifteen percent of their annual compensation up to the maximum amount as determined by the Internal Revenue Service. Under the 401(k) Plan, the Company, at its discretion, may make contributions to the plan. No Company contributions were made to the 401(k) Plan in 1998 or 1997. The Company paid 401(k) Plan administrative expenses of approximately $500 and $4,000 for the years ended December 31, 1998 and 1997 respectively. Such 401(k) Plan expenses are included in general and administrative expenses in the accompanying statements of operations.

10. EMPLOYMENT AGREEMENTS

On August 1, 1998, the Company entered into an employment agreement with Dr. Ruxin for a period of three years commencing August 1, 1998. Under the agreement, Dr. Ruxin receives a salary of $190,000 per year and certain other fringe benefits. If the agreement is terminated by the Company for any reason other than cause or permanent disability, the Company must pay Dr. Ruxin compensation, benefits and incentives at the rate in effect at termination for twenty-four months following the date of termination.

On August 1, 1998, the Company also entered into an employment agreement with Alan K. Geddes for a period of three years commencing August 1, 1998. Under the agreement, Mr. Geddes receives a salary of $125,000 per year and certain other fringe benefits. Mr. Geddes' employment under the employment agreement may be terminated by Mr. Geddes under the same circumstance as set forth in Dr. Ruxin's employment agreement. If Mr. Geddes' employment agreement is terminated by the Company for any reason other than cause or permanent disability, the Company must pay Mr. Geddes compensation, benefits and incentives at the rate in effect at termination for twelve months following the date of termination. The Company also paid Mr. Geddes' temporary living expenses associated with his relocation to Sacramento, California.

On August 1, 1998, the Company also entered into an employment agreement with Thomas F. Marcinek for a period of three years commencing August 1, 1998. Under the agreement, Mr. Marcinek receives a salary of $125,000 per year and certain other fringe benefits. Mr. Marcinek's employment under the employment agreement may be terminated by Mr. Marcinek under the same circumstance as set forth in Dr. Ruxin and Mr. Geddes' employment agreements. If Mr. Marcinek's employment agreement is terminated by the Company for any reason other than cause or permanent disability, the Company must pay Mr. Marcinek compensation, benefits and incentives at the rate in effect at termination for twelve months following the date of termination.

On February 1, 1999, the Company entered into an employment agreement with James
R. Flynt. As compensation for services rendered under the agreement, Mr. Flynt receives a salary at the rate of $100,000 per annum. Mr. Flynt's employment under the employment agreement also may be terminated by reason of Mr. Flynt's death or disability or for cause as set forth in the employment agreement. Following the termination of the employment agreement by the Company for any

                          GLOBAL MED TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

reason other than cause, death, or the temporary or permanent disability of Mr. Flynt, Mr. Flynt shall be entitled to compensation and benefits for eight months following the date of termination.

As a condition to the April 14, 1998 Financing Agreements, each of the Company's Officers and certain employees provided the lenders with undated releases of their respective employment agreements and tendered resignations, which are being held in escrow. Until the releases are accepted or rescinded by the lenders, the following employment agreements between the Company and its Officers are still in effect.

On May 24, 1995, the Company had entered into a five year employment agreement with William J. Collard. The agreement provided for an annual salary of $100,000. If Mr. Collard's agreement was terminated by the Company for any reason other than cause or permanent disability, the Company would be required to pay him a lump sum severance payment of $2.5 million. During 1997, Mr. Collard received approximately $11,000 for tax expenses related to the May 1995 Wyndgate merger. Mr. Collard and the Company reached an agreement whereby Mr. Collard's employment agreement would be terminated and Mr. Collard would retire effective February 4, 1999. The Company agreed to pay Mr. Collard $64,000, in monthly installments of $3,000 per month for approximately 22 months commencing December 30, 1998. In addition, the Company agreed to pay Mr. Collard approximately $237,500, in 42 monthly installments, also commencing December 30, 1998.

The Company also has an employment agreement with Gerald F. Willman, Jr. with an annual salary of $95,000. The employment agreement requires that if he is terminated by the Company for any reason other than cause or permanent disability, the Company must pay Mr. Willman a lump sum severance payment of $1,000,000. Mr. Willman received approximately $8,000 for vacation related expenses in 1996. During 1997, Mr. Willman received approximately $25,000 for tax expenses related to the May 1995 Wyndgate merger.

11. COMMITMENTS AND CONTINGENCIES

Insurance. The Company maintains malpractice insurance coverage on a claims made basis through a commercial insurance carrier. Should the current claims made policy not be renewed or replaced with equivalent insurance at a future date, claims based on occurrences during its term but subsequently reported will be uninsured. Based upon historical experience, management believes the Company has adequately provided for the ultimate liability, if any, from the settlement of such potential claims.

The Company maintains product liability insurance for Wyndgate's software related products. To date, no claims have been filed against the Company related to its Wyndgate developed SAFETRACE(R) software product and services or any other of its software-related products and services.

Royalty Group. As part of the consideration for the Royalty Group funding approximately $1,100,000 of the development of SAFETRACE(R) Wyndgate agreed to pay the Royalty Group certain royalty payments on future software license fees. All payments are due 30 days after each quarter and are based on software license fees collected. Royalty expenses related to this agreement were approximately $60,000 and $65,000 for the years ended December 31, 1998 and 1997, respectively, and are included in cost of revenues in the accompanying statements of operations. The time period under the royalty schedule is based upon the first date of customer invoicing, which was September 14, 1995. The royalty payment schedule is as follows: From September: 1995 - 1997, 12 percent; 1997 - 1998, 9 percent; 1998 - 1999, 6 percent; 1999 - thereafter, 3 percent.

                          GLOBAL MED TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Institute For Transfusion Medicine. Pursuant to a Development Agreement (Development Agreement) dated July 1996, between the Company and The Institute for Transfusion Medicine (ITxM), the Company agreed to develop and has completed the development of Commercial Centralized Transfusion System Software
(Commercial CTS Software), which is Wyndgate's SAFETRACE TX(TM) software product. The Development Agreement provided for a royalty payment to ITxM for revenues received from the sale of the Commercial CTS Software, net of certain fees and charges. The royalty period starts with the first commercial transfer for value of the Commercial CTS Software which was March 31, 1999. The Development Agreement further granted ITxM a non-exclusive, perpetual and fully-paid license to operate SAFETRACE TX(TM) for internal use, which includes companies which ITxM controls as defined in the Development Agreement and companies which ITxM has the ability to cause the direction of management, whether through ownership of voting securities, by contract or otherwise.

In January 1998, the Company and ITxM agreed (the January 1998 Agreement) that the Company would not be required to pay monetary penalties, accrued in 1997, in the approximate amount of $485,000 to ITxM, which were incurred as a result of delays in development of SAFETRACE TX(TM), in consideration of the Company providing to ITxM additional maintenance services and product upgrades and substitute liquidated damage provisions for delays.

Ortho-Clinical Diagnostics, Inc. In 1996, the Company entered into an Exclusivity and Software Development agreement (the Exclusivity Agreement) with Ortho-Clinical Diagnostics, Inc. (OCD) successor to Ortho Diagnostic Systems Inc., a wholly-owned subsidiary of Johnson & Johnson. The Exclusivity Agreement provided OCD the exclusive right to negotiate with the Company with respect to the Company's activities and developments in information technology and intellectual property relating to donor and transfusion medicine.

In May 1997, the Company received a request from OCD to continue its evaluation of the Company's technology, on a non-exclusive basis, with the intent of responding to the Company by July 14, 1997 regarding whether or not OCD would propose some form of transaction with the Company. The Company and OCD had agreed to further extensions of this non-exclusive agreement through December 31, 1998 to enable OCD to complete its strategic evaluation. The Company also agreed to perform certain software development services. In connection with the extension to December 31, 1998, the parties agreed that OCD has until June 30, 1999 to elect to require the Company to provide the software development services as defined in the Exclusivity Agreement.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    EXHIBITS

                                       TO

                                   FORM 10-KSB

                          GLOBAL MED TECHNOLOGIES, INC.

                                  EXHIBIT INDEX

Exhibit
Number                                DESCRIPTION
-------   ----------------------------------------------------------------------

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

4.2       Form of Class A Common stock Purchase Warrant Certificate (1)

4.3       Specimen copy of stock  certificate  for Common stock,  $.01 par value
          (1)

10.1 Lease Agreement, dated April 15, 1992, and Lease Addendums, dated April 8, 1992 and October 21, 1994 (1)

10.2      Lease Agreement, dated July 19, 1995, and Lease Addendum (1)

10.3 Employment Agreement, dated May 24, 1995, between the Registrant and Michael I. Ruxin, as amended July 8, 1995, August 1, 1995, September 21, 1995 and July 15, 1996 (1)

10.4 Employment Agreement, dated May 24, 1995, between the Registrant and William J. Collard, as amended July 22, 1996 (1)

10.5 Employment Agreement, dated June 28, 1995, between the Registrant and Joseph F. Dudziak (1)

10.6 Employment Agreement, dated February 8, 1996, between the Registrant and L.E. "Gene" Mundt (1)

10.7 Amended and Restated Stock Option Plan, as amended on May 5, 1995, May 29, 1996 and December 11, 1996 (1)

10.7(A) Amendment dated March 31, 1997, to the Amended and Restated Stock Option Plan. (2)

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

10.21 Fourth Amendment to Exclusivity and Software Development Agreement, dated December 22, 1997 between Global Med Technologies, Inc. and Ortho Diagnostic Systems, Inc. (4)

10.22     Development  Agreement,   dated  July  12,  1996  between  Global  Med
          Technologies, Inc. and The Institute for Transfusion Medicine, dated July 12, 1996, as amended January 12, 1998 (4)

10.23 Loan Commitment, dated April 14, 1998, between Heng Fung Finance Company Limited and the Company, as amended on April 16, 1998 (4)

10.24 Loan Commitment, dated April 14, 1998, between Fronteer Capital, Inc. and the Company, as amended on April 16, 1998 (4)

10.25 Amendment to Loan Commitment, dated April 16, 1998, between Heng Fung Finance Company Limited and the Company (4)

10.26 Amendment to Loan Commitment, dated April 16, 1998, between Fronteer Capital, Inc. and the Company (4)

10.27 Second Amendment to Loan Commitments, dated April 20, 1998 between the Company, Heng Fung Finance Company Limited and Fronteer Capital, Inc.
          (4)

10.28 Employment Agreement, dated August 1, 1998, between the Registrant and Michael I. Ruxin (5)

10.29 Employment Agreement, dated August 1, 1998, between the Registrant and Alan K. Geddes (5)

10.30 Employment Agreement, dated August 1, 1998, between the Registrant and Thomas F. Marcinek (5)

10.31 Consultancy Agreement, dated August 1, 1998, between the Registrant and Jeffrey M. Busch, Esq. (5)

10.32 Warrant to Purchase Common Shares dated April 20, 1998, issued by the Registrant to Heng Fung Finance Company Limited (5)

10.33 Warrant to Purchase Common Shares dated April 20, 1998, issued by the Registrant to Fronteer Capital, Inc. (5)

10.34 Loan Agreement, dated August 12, 1998, between the Registrant and Heng Fung Finance Company Limited (5)

10.35 Loan Agreement, dated August 12, 1998, between the Registrant and Fronteer Capital, Inc. (5)

10.36 Personal Guaranty, dated August 12, 1998, by Michael I. Ruxin, M.D. as Guarantor, the Registrant as Debtor and Fronteer Capital, Inc. as Beneficiary (5)

10.37 Assignment, Assumption and Consent Agreement, dated September 28, 1998, by the Registrant, Michael I. Ruxin, M.D., Fronteer Capital Inc. and Fronteer Development Finance, Inc. (5)

10.38 Loan and Warrant Purchase and Sale Agreement, dated October 7, 1998, between the Registrant, Heng Fung Finance Company Limited and Fronteer Development Finance (5)

10.39 Promissory Note, dated October 30, 1998, by the Registrant as Maker and Fronteer Development Finance as the Holder (5)

10.40 Warrant to Purchase Common Shares, dated October 30, 1998, issued by the Registrant to Fronteer Development Finance Inc. (5)

10.41 Promissory Note, dated October 26, 1998, by the Registrant as Maker and Fronteer Development Finance, Inc. as the Holder (5)

10.42 Promissory Note, dated October 26, 1998, by the Registrant as the Maker and Heng Fung Finance Company Limited as the Holder (5)

10.43 Warrant to Purchase Common Shares, dated October 26, 1998, issued by the Registrant to Fronteer Development Finance, Inc. (5)

10.44 Warrant to Purchase Common Shares, dated October 26, 1998, issued by the Registrant to Heng Fung Finance Company Limited (5)

10.45 Employment Agreement, dated February 1, 1999, between the Registrant and James Flynt

10.46 Bridge Loan Agreement, dated March 18, 1999, between the Registrant and eBanker USA.Com, Inc.

10.47 First Amendment to Loan Agreement among the Registrant, Michael I. Ruxin, M.D., eBanker USA.Com, Inc. and Heng Fung Finance Company Limited, dated March 18, 1999.

10.48 Office Lease between the Registrant and Golden Hill Partnership, dated January 11, 1999

10.49     Standard   Industrial/Commercial   Multi-Tenant   Lease   between  the
          Registrant and James W. Cameron, Jr., dated February 8, 1999

10.50 Settlement Agreement and Release of All Claims between the Registrant and William J. Collard and Hollis Gailey, dated December 22, 1998

21        Subsidiaries of the Company (1)

23        Consent of Independent Auditors--KPMG LLP

23.1      Consent of Independent Auditors--Ernst & Young LLP

27        Financial Data Schedule

99 Proxy and Right of First Refusal Agreement, dated November 14, 1996, between and among Ortho Diagnostic Systems Inc. and Michael I. Ruxin, William J. Collard, Gerald F. Willman, Jr., Lori J. Willman, Timothy Pellegrini and Gordon Segal (1)

         -----------

(1) The documents identified are incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-11723).

(2) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-28155).

(3) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-45031).

     (a) During the last quarter of the year ended December 31, 1997, the Company filed one Current Report on Form 8-K, dated December 15, 1997, reporting the closing of the sale of the Company's DataMed International division under Item 2 thereof.

     (b)  Required   exhibits  are  attached  hereto  or  are   incorporated  by
          reference.

(4) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(5) Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 3- 52761).