Form 10QSB
period 1999-03-31
GLOBAL MED TECHNOLOGIES INC
filed 1999-05-13
CIK 1009463

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission file number 0-22083


                          GLOBAL MED TECHNOLOGIES, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



         COLORADO                                         84-1116894
 ------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


            12600 West Colfax, Suite C-420, Lakewood, Colorado 80215
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 238-2000
                            -------------------------
                           (Issuer's telephone number)

                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]     No  [ ]

As of March 31, 1999, 8,851,879 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format      Yes  [ ]     No  [X]

                          GLOBAL MED TECHNOLOGIES, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                        PAGE NO.

                         PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

          a.  Balance Sheets as of March 31, 1999  (Unaudited) and
              December 31, 1998 .............................................. 3

          b.  Unaudited  Statements  of  Operations  for the three months ended March 31, 1999 and 1998 .................................. 5

          c.  Unaudited Statement of Stockholders'(Deficit) Equity for the
              three months ended March 31, 1999 .............................. 6

          d.  Unaudited Statements of Cash Flows for the three months ended
              March 31, 1999 and 1998 ........................................ 7

          e.  Notes to Unaudited Financial Statements ........................ 9

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations ......................................... 13

                           PART II - OTHER INFORMATION

     Item 5.  Other Information ............................................. 17

     Item 6.  Exhibits and Reports on Form 8-K

          a.  Exhibits ...................................................... 17

          b.  Reports on Form 8-K ........................................... 17

 Signatures ................................................................. 17

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                               GLOBAL MED TECHNOLOGIES, INC.
                                      BALANCE SHEETS
                                      (In thousands)

                                                                                March 31,    December 31,
                                                                                   1999         1998
                                                                                   ----         ----
                                                                               (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .................................................   $   353        821
   Accounts receivable-trade, net of allowance for uncollectible accounts
       of $55 and $50 at March 31, 1999 and December 31, 1998, ...............       415        413
       respectively
   Accrued revenues, net of allowance for uncollectible accounts of
       $15 at March 31, 1999 and December 31, 1998 ...........................       288         43
   Prepaid expenses and other assets .........................................        42        118
                                                                                 -------    -------

Total current assets .........................................................     1,098      1,395

EQUIPMENT, FURNITURE AND FIXTURES, AT COST:
   Furniture and fixtures ....................................................       120        229
   Machinery and equipment ...................................................       308        308
   Computer hardware and software ............................................     1,202      1,145
                                                                                 -------    -------

                                                                                   1,630      1,682
   Less accumulated depreciation and amortization ............................    (1,182)    (1,117)
                                                                                 -------    -------

Net equipment, furniture and fixtures ........................................       448        565

DEFERRED FINANCING COSTS,
   net of accumulated amortization of $10,016 and $6,031 at
   March 31, 1999 and December 31, 1998, respectively ........................       664      4,649

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
   net of accumulated amortization of $701 and $653 at March 31, 1999
   and December 31, 1998, respectively .......................................     1,217        920

OTHER ASSETS .................................................................        60         60
                                                                                 -------    -------

Total assets .................................................................   $ 3,487      7,589
                                                                                 =======    =======



See accompanying notes to unaudited financial statements.




                               GLOBAL MED TECHNOLOGIES, INC.
                                BALANCE SHEETS (CONTINUED)
                                      (In thousands)

                                                                                March 31,    December 31,
                                                                                   1999         1998
                                                                                   ----         ----
                                                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:

   Accounts payable ..........................................................   $    218        234
   Accrued expenses ..........................................................        466        637
   Accrued payroll ...........................................................        122         53
   Accrued compensated absences ..............................................        452        438
   Noncompete accrual ........................................................         35         35
   Deferred revenue ..........................................................      1,849      1,935
   Current portion of financing agreement ....................................        500        500
   Current portion of capital lease obligations ..............................         64         91
                                                                                 --------   --------

Total current liabilities ....................................................      3,706      3,923

CAPITAL LEASE OBLIGATIONS, less current portion ..............................         95        105

FINANCING AGREEMENTS, less current portion ...................................      2,650      2,200
                                                                                 --------   --------
Total liabilities ............................................................      6,451      6,228
                                                                                 --------   --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY:

   Preferred stock, $.01 par value: Authorized shares - 10,000;
      none issued or outstanding .............................................       --         --
   Common stock, $.01 par value: Authorized shares - 40,000;
      issued and outstanding shares - 8,852 and 8,882 at March 31, 1999
      and December 31, 1998, respectively ....................................         89         89
   Additional paid-in capital ................................................     24,864     24,884
   Accumulated deficit .......................................................    (27,917)   (23,612)
                                                                                 --------   --------

Total stockholders' (deficit) equity .........................................     (2,964)     1,361
                                                                                 --------   --------

Total liabilities and stockholders' (deficit) equity .........................   $  3,487      7,589
                                                                                 ========   ========


See accompanying notes to unaudited financial statements.


                               GLOBAL MED TECHNOLOGIES, INC.
                            UNAUDITED STATEMENTS OF OPERATIONS
                       (In thousands, except per share information)


                                                               Three months ended
                                                                    March 31,
                                                                1999         1998
                                                                ----         ----
REVENUES:
   Software sales and consulting .........................   $ 1,236          768
   Hardware and software sales, obtained from vendors ....      --             40
                                                             -------     --------

                                                               1,236          808
                                                             -------     --------
COST OF REVENUES:
   Software sales and consulting .........................       544          471
   Hardware and software sales, obtained from vendors ....      --             38
                                                             -------     --------

                                                                 544          509
                                                             -------     --------

Gross profit .............................................       692          299

OPERATING EXPENSES:
   General and administrative ............................       589          638
   Sales and marketing ...................................       155          290
   Research and development ..............................        16        1,047
   Depreciation and amortization .........................       128          144
   Restructuring charges .................................      --            138
                                                             -------     --------

Loss from operations before other income (expense) .......      (196)      (1,958)

OTHER INCOME (EXPENSE):
   Interest income .......................................         3           12
   Interest expense ......................................      (127)         (17)
   Financing costs .......................................    (3,985)        --
                                                             -------    ---------

Net loss .................................................   $(4,305)      (1,963)
                                                             =======    =========

Basic and diluted loss per common share ..................   $ (0.49)       (0.24)
                                                             =======    =========

Weighted average number of common shares outstanding--
   basic and diluted .....................................     8,868        8,148
                                                             =======    =========



See accompanying notes to unaudited financial statements.


                                           GLOBAL MED TECHNOLOGIES, INC.
                               UNAUDITED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                                                  (In thousands)



                                                                              Common Stock        Additional
                                                                           -----------------        paid-in     Accumulated
                                                                           Shares     Amount        capital       Deficit     Total
                                                                           ------     ------      ----------    -----------   -----

Balances, December 31, 1998 .........................................       8,882     $    89       24,884        (23,612)    1,361

   Stock options granted to employees ...............................        --          --              3           --           3

   Cancellation of common stock issued for services .................         (30)        (23)        --              (23)

   Net loss .........................................................        --          --           --           (4,305)   (4,305)
                                                                          -------     -------      -------        -------   -------

Balances, March 31, 1999 ............................................       8,852     $    89       24,864        (27,917)   (2,964)
                                                                          =======     =======      =======        =======   =======








See accompanying notes to unaudited financial statements.


                           GLOBAL MED TECHNOLOGIES, INC.
                        UNAUDITED STATEMENTS OF CASH FLOWS
                                  (In thousands)


                                                               Three months ended
                                                                     March 31,
                                                               1999          1998
                                                               ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ................................................   $(4,305)       (1,963)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation and amortization ......................       128           144
     Amortization of software development costs .........        48            66
     Amortization of financing costs ....................     3,985          --
     Changes in allowances for uncollectible amounts ....         5          --
     Loss on disposal of assets .........................        38          --
     Common stock, options and warrants issued
       for services and other, net ......................       (20)         --
     Changes in operating assets and liabilities:
        Accounts receivable-trade .......................        (7)          (91)
        Accrued revenues, net ...........................      (245)          125
        Prepaid expenses and other assets ...............        76           (74)
        Accounts payable ................................       (16)          163
        Accrued expenses ................................      (171)          114
        Accrued payroll .................................        69          (171)
        Accrued compensated absences ....................        14            (4)
        Noncompete accrual ..............................      --            (115)
        Deferred revenue ................................       (86)          732
                                                            -------       -------

Net cash used in continuing operations ..................      (487)       (1,074)
Net cash used in discontinued operations ................      --            (209)
                                                            -------       -------

Net cash used in operating activities ...................      (487)       (1,283)
                                                            -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment, furniture and fixtures ..........       (54)          (45)
Proceeds from sales of equipment ........................         5          --
Increase in software development costs ..................      (345)         (200)
                                                            -------       -------

Net cash used in investing activities ...................      (394)         (245)
                                                            -------       -------





See accompanying notes to the financial statements.






                          GLOBAL MED TECHNOLOGIES, INC.
                 UNAUDITED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)


                                                               Three months ended
                                                                     March 31,
                                                               1999          1998
                                                               ----          ----

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings on financing agreements ......................   $  850           --
Principal payments on short-term debt ...................     (400)          --
Principal payments under capital lease obligations ......      (37)           (60)
                                                            ------         ------

Net cash provided by (used in) financing activities .....      413            (60)
                                                            ------         ------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...............     (468)        (1,588)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........      821          2,370
                                                            ------         ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............   $  353            782
                                                            ======         ======


SUPPLEMENTAL DISCLOSURES:

Cash paid for interest in 1999 and 1998 was $127 and $17, respectively.













See accompanying notes to unaudited financial statements.

                          GLOBAL MED TECHNOLOGIES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Global Med Technologies, Inc. (the "Company" or "Global") have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of its financial position at March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998 have been included.

While  management  believes the  disclosures  presented  are adequate to prevent
misleading  information,   it  is  suggested  that  the  accompanying  unaudited
financial statements be read in conjunction with the audited financial statements and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. The interim results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for any other interim period of 1999 or for the year ending December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. FINANCING AGREEMENTS

1999 AGREEMENTS

In March 1999, the Company entered into agreements for a comprehensive financing package (March 1999 Financing Agreements) that includes: (1) an $8,000,000 preferred stock private placement through American Fronteer Financial Corporation (AFFC), a wholly owned subsidiary of eVision USA.Com, Inc., formerly known as Fronteer Financial Holdings Ltd. (eVision); (2) exercise of 2,000,000 warrants at $0.25 per warrant; (3) extending the balance on the line of credit with eBanker USA.com, Inc. (eBanker), formerly Fronteer Development Finance, Inc., a majority owned subsidiary of eVision, until April 15, 2000, with a change in the default conversion rate from $0.05 per share contained in the original loan agreement to $0.25 per share; and (4) a $750,000 bridge loan, which bears interest at 12% per annum.

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

                          GLOBAL MED TECHNOLOGIES, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999

Heng Fung Finance Company Limited (Heng Fung Finance) has surrendered a promissory note in the amount of $500,000 in exercise of the warrants to acquire 2,000,000 shares of common stock of the Company. This transaction was completed on April 29, 1999.

The $2,650,000 loan from eBanker was extended until April 15, 2000, with the previous conversion price of $0.05 per share increased to $0.25 per share. In consideration for the extension, the Company will pay a 2% fee to eBanker of $53,000, payable in 42,400 shares of the Company's common stock.

The $750,000 bridge loan, as revised on May 7, 1999, bears interest at 12% and is convertible into shares of common stock of the Company at the 15-day average closing bid price prior to the date of conversion. The loan must be drawn on or before October 15, 1999 and is due and payable December 31, 1999. In consideration of the commitment for the bridge loan, the Company agreed to pay a fee of 2% or $15,000 payable in 13,275 shares of common stock of the Company.

In April 1999, the Company entered into an agreement with Heng Fung Finance for a bridge loan in the amount of $2,000,000 (April 1999 Financing Agreement). The agreement provides for a line of credit, with interest at 12% per annum payable monthly, due April 12, 2000. As consideration for the line of credit, the Company agreed to pay a fee equal to 5% of the total line of credit in 86,957 shares of common stock of the Company, payable as of April 13, 1999. The line of credit will be convertible, at Heng Fung's option, into shares of the Company's common stock at a price based on the average closing bid price of the Company's common stock for a period of 15 business days prior to April 13, 1999, which was $1.15.

1998 AGREEMENTS

On April 14, 1998, Fronteer Capital, Inc. (Fronteer Capital), a wholly owned subsidiary of eVision, and Heng Fung Finance committed to provide to the Company lines of credit for up to $1,650,000 and $1,500,000, respectively, for a total combined loan commitment of $3,150,000 over the following twelve months (April 1998 Financing Agreements). The loans bear interest calculated at a rate of 12% per annum, and were originally due on April 15, 1999 but have been extended to April 15, 2000.

For issuing the $1,500,000 loan commitment, Heng Fung Finance earned warrants to purchase 6,000,000 shares of Global common stock at $0.25 per share. For issuing the $1,650,000 loan commitment, Fronteer Capital earned warrants to purchase 1,000,000 shares of Global common stock at $0.25 per share and when the loan was drawn upon, would receive an additional warrant to purchase 5,000,000 shares of Global common stock at $0.25 per share.

During the fourth quarter of 1998, the $1,650,000 loan commitment and the unearned warrant rights to purchase 5,000,000 shares of Global common stock of Fronteer Capital were assigned to eBanker. The $1,500,000 loan commitment of Heng Fung Finance, $1,000,000 of the balance outstanding to Heng Fung Finance, and 4,000,000 warrants held by Heng Fung Finance were sold to eBanker during the last quarter of 1998. In October 1998, eBanker received the warrant to purchase the 5,000,000 shares of Global common stock at $0.25 per share.

                          GLOBAL MED TECHNOLOGIES, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999

3. DEFERRED FINANCING COSTS

For issuing the $1,500,000 loan commitment, Heng Fung Finance received warrants to purchase 6,000,000 shares of the Company's common stock. The warrants are exercisable at $0.25 per share for up to 10 years and the Company registered the Warrants and the underlying shares for resale under the Securities Act of 1933, as amended (1933 Act). Using the Black-Scholes model for estimating the fair value of the warrants to purchase 6,000,000 shares of the Company's common stock, the Company recorded $5,340,000 as deferred financing costs as of April 14, 1998, to be amortized straight-line over the term of the loan. For issuing its commitment, Fronteer Capital received warrants to purchase 1,000,000 shares of the Company's common stock. When the line of credit was drawn upon in October 1998, eBanker received the additional warrants to purchase 5,000,000 shares of the Company's common stock. The warrants are exercisable at $0.25 per share for up to 10 years and the Company registered the warrants and the underlying shares for resale under the 1933 Act. Using the Black-Scholes model for estimating the fair value of the warrants to purchase 1,000,000 shares of the Company's common stock, the Company recorded $890,000 as deferred financing costs as of April 14, 1998, to be amortized straight-line over the term of the loan. Using the Black-Scholes model for estimating the fair value of the warrants to purchase 5,000,000 shares of the Company's common stock, the Company recorded an additional $4,450,000 as deferred financing costs as of October 30, 1998, to be amortized straight-line over the remaining term of the loan. The Company's Registration Statement which included the 12,000,000 warrants and the underlying shares became effective February 16, 1999.

4. STOCKHOLDERS' EQUITY

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

On February 16, 1999, the board of directors approved a resolution to authorize registration of 1,829,788 shares of the Company's common stock which underlie outstanding Class A Warrants (1,456,988 shares at $4.55), 10% Note Warrants (187,800 shares at $3.75), and specified non-qualified stock options (185,000 shares at $2.50 and $1.81). As an incentive to exercise the aforementioned warrants and options, the board of directors agreed to discount the exercise price per share by an amount up to 33-1/3% of the bid price on the common stock on the effective date of the registration statement. Should the Company complete such registration, under current accounting guidance, this transaction would result in a significant non-cash charge to the statement of operations on the effective date of the registration statement. However, it could also result in a significant infusion of cash to the Company for its operations.

                          GLOBAL MED TECHNOLOGIES, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999

5. RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the current period presentation.

6. SUBSEQUENT EVENT

In April 1999, the Company received $350,000 in cash for payment of a note and accrued interest receivable which had been written off in a prior period. The entire amount will be recognized as income during the second quarter of the year ending December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Global Med Technologies, Inc. (the "Company" or "Global"), designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. Revenues are derived from the licensing of software, the provision of consulting and other value-added support services and the resale of hardware and software obtained from vendors.

On April 14, 1998, the Company entered into two debt financing agreements which provided the Company up to $3,150,000 in gross proceeds in exchange for up to 12,000,000 warrants convertible into common stock at $0.25 per share. Had the Company not repaid or extended the financing proceeds and accrued interest thereon on or before April 15, 1999, the convertible financing proceeds, including interest thereon, would have been convertible into approximately 70,000,000 shares of common stock at $0.05 per share.

Heng Fung Finance has surrendered the promissory note in the amount of $500,000 in exercise of the warrants to acquire 2,000,000 shares of common stock of the Company. This transaction was completed on April 29, 1999.

As of December  31,  1998,  the Company  owed  $500,000 to Heng Fung Finance and
$2,200,000 to eBanker. On March 19, 1999, the Company drew the remaining $450,000 available on the line of credit with eBanker USA.com, Inc. (eBanker), formerly Fronteer Development Finance, Inc., a majority owned subsidiary of eVision USA.Com, Inc., formerly known as Fronteer Financial Holdings, Ltd., thereby owing eBanker a total of $2,650,000.

The remaining $2,650,000 loan from eBanker was extended until April 15, 2000, with the previous conversion price of $0.05 per share increased to $0.25 per share. In consideration for the extension, the Company paid a 2% fee to eBanker of $53,000, payable in 42,400 shares of the Company's common stock.

In March 1999, the Company entered into agreements for a comprehensive financing package that includes: (1) an $8,000,000 preferred stock private placement through AFFC; (2) exercise of 2,000,000 warrants at $0.25 per warrant; (3) extending the balance on the line of credit with eBanker until April 15, 2000, with a change in the default conversion rate from $0.05 per share contained in the original loan agreement to $0.25 per share; and (4) a $750,000 bridge loan which bears interest at 12% per annum.

The $750,000 bridge loan, as revised on May 7, 1999, bears interest at 12% and is convertible into shares of common stock of the Company at the 15-day average closing bid price prior to the date of conversion. The loan must be drawn on or before October 15, 1999 and is due and payable December 31, 1999. In consideration of the commitment for the bridge loan, the Company agreed to pay a fee of 2% or $15,000 payable in 13,275 shares of common stock of the Company.

In April 1999, the Company entered into an agreement with Heng Fung Finance for a bridge loan in the amount of $2,000,000 (April 1999 Financing Agreement). The agreement provides a line of credit, with interest at 12% per annum payable monthly, due April 12, 2000. As consideration for the line of credit, the Company agreed to pay a fee equal to 5% of the total line of credit in 86,957 shares of common stock of the Company. The line of credit will be convertible, at Heng Fung's option, into shares of the Company's common stock at a price based on the average closing bid price of the Company's common stock for a period of 15 business days prior to April 13, 1999, $1.15 per share.

The following discussion of the Company's results of operations and of its liquidity and capital resources is derived from and should be read in conjunction with the unaudited financial statements and the related notes herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Revenues. Revenues are comprised of software sales and consulting revenues, and the resale of hardware and software obtained from vendors.

Revenues from software sales and consulting increased by $468,000, or 61%, for the three months ended March 31, 1999 compared to the same three months in 1998. This increase in software sales and consulting revenue is primarily the result of substantially increased SAFETRACE(R) software revenue and initial sales of SAFETRACE TX(TM).

Revenues from the resale of hardware and software, obtained from vendors decreased during the three months ended March 31, 1999 compared to the same three months in 1998. This decrease was primarily due to decreases in the number of customers which ordered third party hardware and software through the Company.

Cost of revenue. Cost of revenue as a percentage of total revenues was 44% and 63% for the three months ended March 31, 1999 and 1998, respectively.

Cost of software sales and consulting as a percentage of the related revenue was 44% and 61% for the three months ended March 31, 1999 and 1998, respectively. This cost decrease was primarily a result of increased revenues derived from sales of SAFETRACE(R) software product licenses which are typically priced at higher profit margins than revenues from consulting and implementation related services.

Gross profit. Gross profit as a percentage of total revenue was 56% and 37% for the three months ended March 31, 1999 and 1998, respectively. This increase in gross profit was primarily a result of the increased revenues derived from sales of the higher margin SAFETRACE(R) software products discussed above. Additionally, reductions in costs associated with service revenues also contributed to the increase in gross profit experienced by the Company during the three months ended March 31, 1999.

General and administrative. General and administrative expenses decreased $49,000, or 8%, for the three months ended March 31, 1999 compared to the same three months in 1998. This decrease was attributable primarily to the restructuring and reorganization in March 1998 which significantly reduced payroll, outside contract services, various insurance related items, leased office space and other general and administrative activities.

Sales and marketing. Sales and marketing expenses decreased $135,000, or 47%, for the three months ended March 31, 1999 compared to the same three months in 1998. This decrease in sales and marketing expenses was primarily due to the restructuring and cost reduction activities undertaken in March 1998.

Research and development. Research and development expenses decreased $1,031,000 to $16,000, for the three months ended March 31, 1999 compared to the same three months in 1998. The decrease in research and development expenses was primarily due to an increase in capitalized software development costs of $345,000 for the quarter ended March 31, 1999; for a total of capitalized software development costs of $1,249,000 through March 31, 1999, resulting from SAFETRACE TX(TM) achieving technological feasibility during 1998.

Restructuring charges. Restructuring charges were $138,000 for the three months ended March 31, 1998. During the three months ended March 31, 1998, management proposed and the Company's board of directors approved a substantial cost reduction program which initially resulted in a decrease of over 30 full time employees in addition to a decrease in the number of contracted developers. This cost reduction program assisted in the reduction of the Company's operating expenses. Restructuring charges incurred during the three months ended March 31, 1998 are primarily attributable to costs associated with future outlays related to individuals no longer employed by the Company, fees related to restructuring Wyndgate's office leases and other costs. All of these expenses had been paid as of December 31, 1998.

Interest expense. Interest expense increased $110,000 for the three months ended March 31, 1999 compared to the same three months in 1998. This increase was primarily due to the borrowings on the financing agreements.

Loss from operations before other income (expense). The Company's loss from operations during the three months ended March 31, 1999 of $196,000 is $1,762,000 less than the loss for the same three months in 1998 of $1,958,000. The decreased loss experienced during the three months ended March 31, 1999 was primarily attributable to an increase in revenues derived from sales of SAFETRACE(R) and SAFETRACE TX(TM), decreased research and development expenses incurred for SAFETRACE TX(TM) development due to capitalization of SAFETRACE TX(TM) costs, and management's cost reduction program implemented during the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $353,000 as of March 31, 1999 compared to $821,000 at December 31, 1998, none of which was restricted. In light of the Company's current cash position, financing activities, and projected cash flow, management believes the Company has the financial resources, or can obtain the financial resources, to maintain its planned level of operations for the next twelve months, although the Company anticipates that it will continue to incur operating losses, negative cash flows and capital expenditures during that period.

It is expected that the net proceeds generated by the March 1999, April 1999 and April 1998 Financing Agreements, as discussed above, a customer contract settlement for $1,019,000 to be received in 1999, and the $350,000 received in April 1999 in payment of a note and accrued interest receivable previously written off are sufficient to fund the Company's liquidity and capital requirements in the short term excluding acquisitions or major new product development initiatives. Management anticipates that the net proceeds from the 1999 and April 1998 financing agreements, proceeds from the exercise of warrants, and any future financing activities will be used to fund the Company's anticipated research and software development costs, sales and marketing efforts, and negative cash flows during the remainder of 1999 and for general working capital purposes.

The Company had a net working capital deficit of $2,608,000 as of March 31, 1999 and $2,528,000 at December 31, 1998.

The Company used $487,000 in net cash for operating activities during the quarter ended March 31, 1999. The cash used during the quarter consisted primarily of the net loss from continuing operations of $4,305,000, net of the amortization of non-cash deferred financing costs of $3,985,000.

Net cash used by investing activities was $394,000 during the quarter ended March 31, 1999 compared to $245,000 during the same period of 1998. The Company invested $345,000 in software development during the quarter ended March 31, 1999.

Net cash provided by financing activities was $413,000 during the quarter ended March 31,1999 compared to net cash used in financing activities of $60,000 during the quarter ended March 31, 1998. These amounts primarily include proceeds from the April 1998 Financing Agreements.

YEAR 2000 DISCLOSURE

The Company has continued with the plans in place as included in the Company's Annual Report on Form 10-KSB as of the year ended December 31, 1998. The Company has continued working with third-party suppliers of software and related services in resolving Year 2000 issues and anticipates testing will be completed by the end of the third quarter of calendar year 1999. No matters have come to the attention of management of the Company which would indicate that the estimated total cost of the program for compliance should be revised. No unanticipated amounts were expended during the quarter ended March 31, 1999. If the Company and the third parties on which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company.

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

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibit No.   Description
             ----------    -----------

               10.1 Bridge Loan Agreement, dated April 13, 1999, between the Company and Heng Fung Finance Company Limited

               10.2 Revised Bridge Loan Agreement, dated May 7, 1999, between the Company and eBanker USA.com, Inc.

               27.1      Financial Data Schedule for March 31, 1999

        (b)  Reports on Form 8-K:

               There were no reports on Form 8-K filed during the three months ended March 31, 1999.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GLOBAL MED TECHNOLOGIES, INC.
                                         A Colorado Corporation

Date: May 13, 1999                       By /s/ Michael I. Ruxin
                                         ---------------------------------------

                                         Michael I. Ruxin, Chairman of the Board
                                         and Chief Executive Officer

Date: May 13, 1999                       By /s/ Alan K. Geddes
                                         ---------------------------------------
                                         Alan K. Geddes Vice President, Finance,
                                         Chief Financial Officer and Treasurer