Form 10QSB/A
period 1999-03-31
GLOBAL MED TECHNOLOGIES INC
filed 1999-06-16
CIK 1009463

FORM 10-QSB/A

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

                          GLOBAL MED TECHNOLOGIES, INC.
                                  FORM 10-QSB/A
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


                                           GLOBAL MED TECHNOLOGIES, INC.
                               UNAUDITED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                                                  (In thousands)



                                                                              Common Stock        Additional
                                                                           -----------------        paid-in     Accumulated
                                                                           Shares     Amount        capital       Deficit     Total
                                                                           ------     ------      ----------    -----------   -----

Balances, December 31, 1998 .........................................       8,882     $    89       24,884        (23,612)    1,361

   Stock options granted to employees ...............................        --          --              3           --           3

   Cancellation of common stock issued for services .................         (30)       --            (23)          --         (23)

   Net loss .........................................................        --          --           --           (4,305)   (4,305)
                                                                          -------     -------      -------        -------   -------

Balances, March 31, 1999 ............................................       8,852     $    89       24,864        (27,917)   (2,964)
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

                                         GLOBAL MED TECHNOLOGIES, INC.
                                         A Colorado Corporation

Date: May 28, 1999                       By /s/ Michael I. Ruxin
                                         ---------------------------------------

                                         Michael I. Ruxin, Chairman of the Board
                                         and Chief Executive Officer

Date: May 28, 1999                       By /s/ Alan K. Geddes
                                         ---------------------------------------
                                         Alan K. Geddes Vice President, Finance,
                                         Chief Financial Officer and Treasurer