Form 10QSB
period 1999-06-30
GLOBAL MED TECHNOLOGIES INC
filed 1999-08-09
CIK 1009463

FORM 10-QSB
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to            .
                               -----------    -----------
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


               12600 West Colfax, Suite C-420, Lakewood, CO 80215
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 238-2000
                            -------------------------
                           (Issuer's telephone number)

                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the pat 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of July 26, 1999, 11,024,511 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format    [ ] Yes          [X] No

                          GLOBAL MED TECHNOLOGIES, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page No.

          a.   Balance Sheets as of June 30, 1999 (Unaudited)
               and December 31, 1998.......................................... 3

          b.   Unaudited Statements of Operations for the three months
               ended June 30, 1999 and 1998................................... 5

          c.   Unaudited Statements of Operations for the six months
               ended June 30, 1999 and 1998................................... 6

          d.   Unaudited Statement of Stockholders' (Deficit)
              Equity for the six months ended June 30, 1999................... 7

          e.   Unaudited Statements of Cash Flows for the six months
              ended June 30, 1999 and 1998.................................... 8


          f.   Notes to Unaudited Financial Statements....................... 10

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations................................ 14


                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities............................................... 18

Item 4.  Submission of Matters to a Vote of Security Holders................. 18

Item 5.  Other Information................................................... 18

Item 6.  Exhibits and Reports on Form 8-K

          a.   Exhibits...................................................... 18

          b.   Reports on Form 8-K........................................... 18

Signatures................................................................... 18

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          GLOBAL MED TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                             June 30,   December 31,
                                                                               1999        1998
                                                                            ---------   -----------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents .............................................   $   589        821
   Accounts receivable-trade, net of allowance for uncollectible accounts of $100 and $50 at June 30, 1999 and
       December 31, 1998, respectively ...................................       482        413
   Accrued revenues, net of allowance for uncollectible accounts
       of $15 at June 30, 1999 and December 31, 1998 .....................       284         43
   Prepaid expenses and other assets .....................................        71        118
                                                                             -------    -------

Total current assets .....................................................     1,426      1,395

EQUIPMENT, FURNITURE AND FIXTURES, AT COST:
   Furniture and fixtures ................................................       120        229
   Machinery and equipment ...............................................       297        308
   Computer hardware and software ........................................     1,492      1,145
                                                                             -------    -------
                                                                               1,909      1,682
   Less accumulated depreciation and amortization ........................    (1,294)    (1,117)
                                                                             -------    -------

   Net equipment, furniture and fixtures .................................       615        565

DEFERRED FINANCING COSTS,
   net of amortization of $10,718 and $6,031 at
   June 30, 1999 and December 31, 1998, respectively .....................       130      4,649

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
   net of accumulated amortization of $749 and $653 at
   June 30, 1999 and December 31, 1998, respectively .....................     1,396        920

OTHER ASSETS .............................................................        60         60
                                                                             -------    -------


Total assets .............................................................   $ 3,627      7,589
                                                                             =======    =======



See accompanying notes to unaudited financial statements.






                          GLOBAL MED TECHNOLOGIES, INC.
                           BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)


                                                                             June 30,   December 31,
                                                                               1999        1998
                                                                            ---------   -----------
                                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:

   Accounts payable ............................................             $    275        234
   Accrued expenses ............................................                  594        637
   Accrued payroll .............................................                  208         53
   Accrued compensated absences ................................                  451        438
   Noncompete accrual ..........................................                   35         35
   Deferred revenue ............................................                1,784      1,935
   Current portion of capital lease obligations ................                   42         91
   Current portion of financing agreements .....................                 --          500
                                                                             --------   --------

Total current liabilities ......................................                3,389      3,923

CAPITAL LEASE OBLIGATIONS, less current portion ................                  334        105

FINANCING AGREEMENTS, less current portion .....................                2,650      2,200
                                                                             --------   --------
Total liabilities ..............................................                6,373      6,228
                                                                             --------   --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY:

   Preferred stock, $.01 par value: Authorized shares - 10,000;
      none issued or outstanding ...............................                 --         --
   Common stock, $.01 par value: Authorized shares - 40,000;
      issued and outstanding shares - 11,025 and 8,882 at
      June 30, 1999 and December 31, 1998, respectively ........                  110         89
   Additional paid-in capital ..................................               25,772     24,884
   Accumulated deficit .........................................              (28,628)   (23,612)
                                                                             --------   --------

Total stockholders' (deficit) equity ...........................               (2,746)     1,361
                                                                             --------   --------

Total liabilities and stockholders' (deficit) equity ...........             $  3,627      7,589
                                                                             ========   ========





See accompanying notes to unaudited financial statements.


                               GLOBAL MED TECHNOLOGIES, INC.
                            UNAUDITED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER COMMON SHARE INFORMATION)


                                                                          Three months ended
                                                                               June 30,
                                                                       1999                 1998
                                                                       ----                 ----
REVENUES:
   Software sales and consulting ...............................   $  1,848                1,294
   Hardware and software sales, obtained from vendors ..........        159                  316
                                                                   --------             --------

                                                                      2,007                1,610
                                                                   --------             --------

COST OF REVENUES:
   Software sales and consulting ...............................        660                  606
   Hardware and software sales, obtained from vendors ..........        158                  245
                                                                   --------             --------

                                                                        818                  851
                                                                   --------             --------

Gross profit ...................................................      1,189                  759

OPERATING EXPENSES:
   General and administrative ..................................        513                  306
   Sales and marketing .........................................        432                  352
   Research and development ....................................        162                  184
   Depreciation and amortization ...............................        122                  144
                                                                   --------             --------

Loss from operations ...........................................        (40)                (227)

OTHER INCOME (EXPENSE):
   Interest income .............................................         99                    1
   Interest expense ............................................        (91)                 (22)
   Amortization of deferred financing costs ....................       (702)              (1,237)
   Other .......................................................         23                 --
                                                                   --------             --------

Net loss .......................................................   $   (711)              (1,485)
                                                                   ========             ========

Basic and diluted loss per share of common share ...............   $  (0.07)               (0.18)
                                                                   ========             ========

Weighted average number of common shares outstanding -
   basic and diluted ...........................................     10,695                8,148
                                                                   ========             ========




See accompanying notes to unaudited financial statements.

                                 GLOBAL MED TECHNOLOGIES, INC.
                               UNAUDITED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER COMMON SHARE INFORMATION)


                                                                         Six months ended
                                                                              June 30,
                                                                      1999                1998
                                                                      ----                ----
REVENUES:
   Software sales and consulting ...............................   $ 3,084                2,062
   Hardware and software sales, obtained from vendors ..........       159                  356
                                                                   -------              -------

                                                                     3,243                2,418
                                                                   -------              -------

COST OF REVENUES:
   Software sales and consulting ...............................     1,204                1,077
   Hardware and software sales, obtained from vendors ..........       158                  283
                                                                   -------              -------

                                                                     1,362                1,360
                                                                   -------              -------

Gross profit ...................................................     1,881                1,058

OPERATING EXPENSES:
   General and administrative ..................................     1,005                  775
   Sales and marketing .........................................       684                  687
   Research and development ....................................       178                1,355
   Depreciation and amortization ...............................       250                  288
   Restructuring charges .......................................      --                    138
                                                                   -------              -------

Loss from operations ...........................................      (236)              (2,185)

OTHER INCOME (EXPENSE):
   Interest income .............................................       102                   13
   Interest expense ............................................      (218)                 (39)
   Amortization of deferred financing costs ....................    (4,687)              (1,237)
   Other .......................................................        23                 --
                                                                   -------              -------

Net loss .......................................................   $(5,016)              (3,448)
                                                                   =======              =======

Basic and diluted loss per share of common share ...............   $ (0.51)               (0.42)
                                                                   =======              =======

Weighted average number of common shares outstanding -
   basic and diluted ...........................................     9,786                8,148
                                                                   =======              =======




See accompanying notes to unaudited financial statements.


                                      GLOBAL MED TECHNOLOGIES, INC.
                          UNAUDITED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                                              (IN THOUSANDS)




                                                                   Common Stock      Additional
                                                                 ----------------     paid-in     Accumulated
                                                                 Shares    Amount     capital        Deficit    Total
                                                                 ------    ------    ----------   -----------   -----

Balances, December 31, 1998 .................................     8,882    $    89    24,884      (23,612)      1,361

   Stock options granted to employees .......................      --         --           3         --             3

   Cancellation of common stock issued for services .........       (30)      --         (23)        --           (23)

   Issuance of common stock for services ....................        30       --          23         --            23

   Issuance of shares for forgiveness of debt ...............     2,000         20       480         --           500

   Issuance of shares for financing agreement fees ..........       143          1       167         --           168

   Warrants granted to non-employees ........................      --         --         238         --           238

   Net loss for six months ended June 30, 1999 ..............      --         --        --         (5,016)     (5,016)
                                                                -------    -------   -------      -------     -------

Balances, June 30, 1999 .....................................    11,025    $   110    25,772      (28,628)     (2,746)
                                                                =======    =======   =======      =======     =======























See accompanying notes to unaudited financial statements.

                                      GLOBAL MED TECHNOLOGIES, INC.
                                    UNAUDITED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)


                                                                                        Six months ended
                                                                                            June 30,
                                                                                         1999       1998
                                                                                         ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ..........................................................................   $(5,016)    (3,448)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ................................................       346        288
     Amortization of financing costs ..............................................     4,687      1,237
     Changes in allowances for uncollectible amounts ..............................        50       --
     Loss on disposal of assets ...................................................        37         41
     Expense related to issuance of common stock, options and
          warrants ................................................................       241       --
     Increase in other long term assets ...........................................      --          (60)
     Changes in operating assets and liabilities:
        Accounts receivable-trade, net ............................................      (119)      (214)
        Accrued revenues, net .....................................................      (241)       225
        Prepaid expenses and other assets .........................................        47        153
        Accounts payable ..........................................................        41         59
        Accrued expenses ..........................................................       (43)       539
        Accrued payroll ...........................................................       155        (85)
        Accrued compensated absences ..............................................        13         (8)
        Noncompete accrual ........................................................      --         (115)
        Deferred revenue ..........................................................      (151)        25
                                                                                      -------    -------

              Net cash provided by (used in) continuing operations ................        47     (1,363)
              Net cash used in discontinued operations ............................      --         (631)
                                                                                      -------    -------

              Net cash provided by (used in) operating activities .................        47     (1,994)
                                                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capitalized software development costs ............................................      (572)      (370)
Purchases of equipment, furniture and fixtures ....................................       (72)       (69)
Proceeds from sales of property and equipment .....................................         6       --
                                                                                      -------    -------

              Net cash used in investing activities ...............................      (638)      (439)
                                                                                      -------    -------

(Continued)




See accompanying notes to unaudited financial statements




                                      GLOBAL MED TECHNOLOGIES, INC.
                              UNAUDITED STATEMENTS OF CASH FLOWS (CONTINUED)
                                              (IN THOUSANDS)


                                                                                        Six months ended
                                                                                            June 30,
                                                                                         1999       1998
                                                                                         ----       ----

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings on short-term debt .....................................................   $   450        900
Borrowing on bridge loan ..........................................................       200       --
Repayments on bridge loan .........................................................      (200)      --
Principal payments under capital lease obligations ................................       (91)      (129)
                                                                                      -------    -------

              Net cash provided by financing activities ...........................       359        771
                                                                                      -------    -------

Net decrease in cash and cash equivalents .........................................      (232)    (1,662)

Cash and cash equivalents, at beginning of period .................................       821      2,370
                                                                                      -------    -------

Cash and cash equivalents, at end of period .......................................   $   589        708
                                                                                      =======    =======


SUPPLEMENTAL DISCLOSURES OF OTHER INVESTING AND FINANCING ACTIVITIES:



   Forgiveness of debt in exchange for exercise of warrants                          $    500       --
                                                                                      =======    =======

   Cancellation of common stock issued for services                                  $    (23)      --
                                                                                      =======    =======

   Common stock issued for financing fees                                            $    168       --
                                                                                       =======    =======

   Common stock issued for services                                                  $     23       --
                                                                                       =======    =======

   Equipment financed under capital lease                                            $    273       --
                                                                                       =======    =======

Cash paid for interest approximates interest expense.











See accompanying notes to unaudited financial statements.

                          GLOBAL MED TECHNOLOGIES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Global Med Technologies, Inc. (the Company or Global) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of its financial position at June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999 and 1998 have been included.

While  management  believes the  disclosures  presented  are adequate to prevent
misleading  information,   it  is  suggested  that  the  accompanying  unaudited
financial statements be read in conjunction with the audited financial statements and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. The interim results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period of 1999 or for the year ending December 31, 1999.

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

The Company executed a letter agreement with AFFC for an $8,000,000 convertible preferred stock private placement. The convertible preferred stock will be convertible into common stock at $2.50 per share any time after twelve months of the closing date of the sale of the stock. There will be a forced conversion of the convertible preferred stock into common stock if the closing bid market price of the common stock is at $4.00 or more for at least 15 business days. The convertible preferred stock will carry a 15% coupon paid semi-annually in the Company's common stock. This offering may be initiated in late 1999 or early 2000, based on cash requirements and market conditions.

                          GLOBAL MED TECHNOLOGIES, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1999

The balance due to Heng Fung Finance of $500,000 was due April 1999. Heng Fung Finance had warrants to purchase 2,000,000 shares of common stock of Global at $0.25 per share. The promissory note for $500,000 was surrendered in exchange for 2,000,000 shares of common stock of Global in exercise of the warrants.

The $2,650,000 loan from eBanker was extended until April 15, 2000, with the previous conversion price of $0.05 per share increased to $0.25 per share. In consideration for the extension, the Company paid a 2% fee to eBanker of $53,000, payable in 42,400 shares of the Company's common stock.

The $750,000 bridge loan, as revised on May 7, 1999, bears interest at 12% and is convertible into shares of common stock of the Company at the 15-day average closing bid price prior to the date of conversion. The loan must be drawn on or before October 15, 1999 and is due and payable December 31, 1999. In consideration of the commitment for the bridge loan, the Company paid a fee of 2% or $15,000 payable in 13,275 shares of common stock of the Company. During the quarter ended June 30, 1999, $200,000 was drawn and repaid on this loan.

In April 1999, the Company entered into an agreement with Heng Fung Finance for a bridge loan in the amount of $2,000,000 (April 1999 Financing Agreement). The agreement provides for a line of credit, with interest at 12% per annum payable monthly, due April 12, 2000. As consideration for the line of credit, the Company paid a fee equal to 5% of the total line of credit in 86,957 shares of common stock of the Company, payable as of April 13, 1999. The line of credit will be convertible, at Heng Fung's option, into shares of the Company's common stock at a price based on the average closing bid price of the Company's common stock for a period of 15 business days prior to April 13, 1999, which was $1.15.

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

                                      GLOBAL MED TECHNOLOGIES, INC.
                           NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                                              JUNE 30, 1999

3.  DEFERRED FINANCING COSTS

During 1998, the Company recognized deferred financing costs of $10,680,000, which were being amortized over the term of the associated 1998 Financing Agreements. As of April 1999, these costs were fully amortized.

In connection with the 1999 Financing Agreements, the Company recorded $168,000 in additional deferred financing costs, which are being amortized to financing cost expense over the terms of the 1999 Financing Agreements. As of June 30, 1999, the unamortized balance was $130,000.

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

On June 2, 1999, the board of directors authorized the extension of the 10% Note Warrants. These warrants to purchase 187,800 shares of common stock of Global at $3.75 per share were originally granted on June 26, 1996 and were exercisable for a period of three years, through June 26, 1999. The expiration date was extended to June 26, 2004 by the board of directors. All other terms remained the same. The Company recognized $238,000 of financing costs expense on this transaction.

                          GLOBAL MED TECHNOLOGIES, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1999

On June 2, 1999, an incentive stock option to purchase 10,000 shares of Global's common stock at $1.375 per share was granted to an employee. The options vest at the rate of 20% per year and are exercisable for a period of 10 years.

5.  DEFERRED REVENUE

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

In May 1997, the Company received a request from OCD to continue its evaluation of the Company's technology, on a non-exclusive basis, with the intent of responding to the Company by July 14, 1997 regarding whether or not OCD would propose some form of transaction with the Company. The Company received an additional $500,000 from OCD during 1997. The Company and OCD agreed to further extensions of this non-exclusive agreement through December 31, 1998 to enable OCD to complete its strategic evaluation. The Company also agreed to perform certain software development services. In connection with the extension to December 31, 1998, the parties agreed that OCD had until June 30, 1999, to elect to require the Company to provide the software development services as defined in the Exclusivity Agreement. The Company finalized the Manufacturer's Representative and Software Development Agreement during June 1999. The total of $1,000,000 is included in deferred revenue as of June 30, 1999 and December 31, 1998. Per the final agreement, $500,000 of the $1,000,000 may be recognized as revenue by Global in August 1999.

6.  SOFTWARE SALES AND CONSULTING REVENUE

Software sales and consulting revenues of $1.848 million and $3.084 million for the three and six months ended June 30, 1999, respectively, include $850,000 of accelerated software license fee payments in connection with a customer termination agreement.

7.  SUBSEQUENT EVENT

In August 1999, the Company drew $500,000 on the $750,000 bridge loan from eBanker.

8   RECLASSIFICATIONS

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

In May 1997, the Company received a request from OCD to continue its evaluation of the Company's technology, on a non-exclusive basis, with the intent of responding to the Company by July 14, 1997 regarding whether or not OCD would propose some form of transaction with the Company. The Company received an additional $500,000 from OCD during 1997. The Company and OCD agreed to further extensions of this non-exclusive agreement through December 31, 1998 to enable OCD to complete its strategic evaluation. The Company also agreed to perform certain software development services. In connection with the extension to December 31, 1998, the parties agreed that OCD had until June 30, 1999, to elect to require the Company to provide the software development services as defined in the Exclusivity Agreement. The Company finalized the Manufacturer's Representative and Software Development Agreement during June 1999. The total of $1,000,000 is included in deferred revenue as of June 30, 1999 and December 31, 1998. Per the final agreement, $500,000 of the $1,000,000 may be recognized as revenue by Global in August 1999.

Financing Agreements

On April 14, 1998, the Company entered into two debt financing agreements which provided the Company up to $3,150,000 in gross proceeds in exchange for up to 12,000,000 warrants convertible into common stock at $0.25 per share. Heng Fung Finance had warrants to purchase 2,000,000 shares of common stock of Global at $0.25 per share and was owed $500,000 due April 1999. The remaining warrants and debt were held by eBanker. Heng Fung Finance surrendered the promissory note in the amount of $500,000 in exercise of the warrants to acquire 2,000,000 shares of common stock of the Company. This transaction was completed on April 29, 1999.

As of December 31, 1998, the Company owed $2,200,000 to eBanker. In March 1999, the Company drew the remaining $450,000 available on the line of credit with eBanker USA.com, Inc. (eBanker), formerly Fronteer Development Finance, Inc., a majority owned subsidiary of eVision USA.Com, Inc., formerly known as Fronteer Financial Holdings, Ltd., thereby owing eBanker a total of $2,650,000.

The $2,650,000 loan from eBanker was extended until April 15, 2000, with the previous conversion price of $0.05 per share increased to $0.25 per share. In consideration for the extension, the Company paid a 2% fee to eBanker, of $53,000, payable in 42,400 shares of the Company's common stock.

In March 1999, the Company entered into agreements for a comprehensive financing package that includes: (1) an $8,000,000 preferred stock private placement through AFFC to be initiated as cash requirements and market conditions dictate ; (2) exercise of 2,000,000 warrants at $0.25 per warrant; (3) extending the balance on the line of credit with eBanker until April 15, 2000, with a change in the default conversion rate from $0.05 per share contained in the original loan agreement to $0.25 per share; and (4) a $750,000 bridge loan which bears interest at 12% per annum.

The $750,000 bridge loan, as revised on May 7, 1999, bears interest at 12% and is convertible into shares of common stock of the Company at the 15-day average closing bid price prior to the date of conversion. The loan must be drawn on or before October 15, 1999 and is due and payable December 31, 1999. In consideration of the commitment for the bridge loan, the Company paid a fee of 2% or $15,000 payable in 13,275 shares of common stock of the Company. During the quarter ended June 30, 1999, $200,000 was drawn on this loan and repaid.

In April 1999, the Company entered into an agreement with Heng Fung Finance for a bridge loan in the amount of $2,000,000 (April 1999 Financing Agreement). The agreement provides a line of credit, with interest at 12% per annum payable monthly, due April 12, 2000. As consideration for the line of credit, the Company paid a fee equal to 5% of the total line of credit in 86,957 shares of common stock of the Company. The line of credit will be convertible, at Heng Fung's option, into shares of the Company's common stock at a price based on the average closing bid price of the Company's common stock for a period of 15 business days prior to April 13, 1999, $1.15 per share.

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998:

REVENUES

Revenues are comprised of software sales, consulting, and maintenance revenues, and the resale of hardware and software obtained from vendors. In February 1999, the Company received FDA 510(k) clearance on SAFETRACE TX(TM).

During the three months ended June 30, 1999, total revenues of $2.007 million increased $397 thousand or 24.7% from the revenues of $1.610 million for the comparable 1998 quarter. For the six-month period ended June 30, 1999, total revenues increased $825 thousand to $3.243 million or 34.1% from total revenues for the six-month period ended June 30, 1998, of $2.418 million. Revenues from software sales and consulting increased 42.8% and 49.6% for the three and six months ended June 30, 1999, respectively, primarily due to sales of SAFETRACE TX(TM). In addition, in June 1999, the Company received $850,000 of accelerated software license fee payments in connection with a customer termination agreement.

Gross profit for the three and six months ended June 30, 1999 was $1.189 million and $1.881 million, respectively, compared to $759 thousand and $1.058 million for the comparable 1998 periods respectively. Gross profit as a percentage of revenue was 59.2% for the three months ended June 30, 1999 compared to 47.1% for the respective 1998 period. Gross profit percentages of revenue were 58.0% and 43.8% for the six months periods ended June 30, 1999 and 1998. Software product licenses typically have a higher profit margin than revenue from consulting and implementation related services. In addition, the 1999 percentages include the $850,000 payment described above.

In the second quarter of 1998, software development costs began to be capitalized in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," when the Company achieved technological feasibility on the SAFETRACE TX(TM) product. Research and development expense for the three and six months ended June 30, 1999, were $162 thousand and $178 thousand, respectively compared to $184 thousand and $1.355 million for the comparable periods of 1998. Capitalized software development costs were $1.396 million, net of accumulated amortization of $749 thousand as of June 30, 1999, compared to $506 thousand, net of accumulated amortization of $567 thousand as of June 30, 1998. Beginning in May 1999, SAFETRACE TX(TM) was available for release, and as a result, software development costs ceased to be capitalized and are a component of income (loss) from operations.

General and administrative expenses for both the three and six months ended June 30, 1999 increased significantly from the comparable 1998 periods. For the three month period ended June 30, 1999, general and administrative expenses increased $207 thousand or 67.6%. For the six month period, they increased $230 thousand or 29.7%. The increases are due primarily to legal fees associated with the Ortho-Clinical Diagnostics, Inc. contract and other projects.

As a result of the financing agreements described above, the Company has recognized significant noncash financing costs. For the three and six months ended June 30, 1999, the charges were $702 thousand and $4.687 million, respectively. For the three and six month periods of 1998, the charges for both periods totaled $1.237 million. As of June 30, 1999, Global had deferred financing costs remaining of $130 thousand.

COST REDUCTION PROGRAM

During the period ended March 31, 1998, management proposed and the Company's board of directors approved a substantial cost reduction program which initially resulted in a decrease of over 30 full time employees in addition to a decrease in the number of contracted developers. This cost reduction program was anticipated to assist in the reduction of the Company's operating expenses. The Company incurred $138 thousand in cost reduction program expenses; all of which were paid prior to December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $589 thousand at June 30, 1999, compared to $821 thousand at December 31, 1998. There are no restrictions on cash and cash equivalent balances.

The Company had working capital deficits of approximately $1.963 million and $2.528 million at June 30, 1999 and December 31, 1998, respectively. The change in working capital during the six months ended June 30, 1999 was primarily due to a decrease in the financing agreement balance of $500 thousand. The $500 thousand debt was exchanged for 2,000,000 shares of common stock with Heng Fung Finance Company, Ltd.

It is expected that the net proceeds generated by the March 1999, April 1999 and April 1998 Financing Agreements, as discussed above, a customer termination agreement of $850,000 which was received in June 1999, and the $350,000 received in April 1999 in payment of a note and accrued interest receivable previously written off are sufficient to fund the Company's liquidity and capital requirements in the short term excluding acquisitions or major new product development initiatives. Management anticipates that the net proceeds from the 1999 and April 1998 financing agreements, proceeds from the exercise of warrants, and any future financing activities will be used to fund the Company;'s anticipated research and software development costs, sales and marketing efforts, and negative cash flows during the remainder of 1999 and for general working capital purposes.

To the extent that the net borrowings provided by the Financing Agreements are insufficient to fund the Company's liquidity and capital requirements in the short or long term, the Company will require additional capital through debt financing or public or private equity financing, or the Company may be required to substantially reduce its existing software development programs and other operating expenses.

The Company generated $47 thousand in net cash from operating activities during the six months ended June 30, 1999, compared to the use of $1.994 million of net cash used in operating activities during the same period in 1998. These amounts include $631 thousand of net cash used for discontinued operations during the six months ended June 30, 1998. The cash provided by continuing operations of $47 thousand during the six months ended June 30, 1999 consisted primarily of the net loss from continuing operations of approximately $5.016 million net of noncash items for financing costs of $4.687 million, changes in allowances for uncollectible amounts of $50 thousand and depreciation and amortization of $346 thousand, for a total of $5.093 million.

Net cash provided by financing activities was $359 thousand during the six months ended June 30, 1998. This source of cash was primarily the advance of the remaining amount of $450,000 available from the 1998 Financing Agreements, net of payments made on capital leases.

YEAR 2000 DISCLOSURE

The Company has continued with the plans in place as included in the Company's Annual Report on Form 10-KSB as of the year ended December 31, 1998. The Company has continued working with third-party suppliers of software and related services in resolving Year 2000 issues. On June 2, 1999, the board of directors approved the Year 2000 Project Plan which estimates that testing and evaluation will be completed by September 6, 1999. No matters have come to the attention of management of the Company, which would indicate that the estimated total cost of the program for compliance should be revised. No unanticipated amounts were expended during the quarter ended June 30, 1999. If the Company and the third parties on which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company.

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

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

(c) Recent Sales of Unregistered Securities

The  issuance  of the  shares of common  stock for  payment  of  financing  fees totaling 142,632 shares were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (1933 Act). The purchasers had access to full information concerning the Company and represented that they purchased the securities for the purchasers' own accounts and not for the purpose of distribution. The shares contain a restrictive legend advising that such securities may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarter ended June 30, 1999.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit No.        Description
         ----------         -----------

         27.1               Financial Data Schedule for June 30, 1999.

     (b) Reports on Form 8-K:

         There were no Current Reports on Form 8-K filed during the three months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GLOBAL MED TECHNOLOGIES, INC.
                                         A Colorado Corporation

Date: August   , 1999                    By /s/ Michael I. Ruxin
                                         ---------------------------------------
                                         Michael I. Ruxin, M.D.
                                         Chairman and CEO

Date: August   , 1999                    By /s/ Alan K. Geddes
                                         ---------------------------------------
                                         Alan K. Geddes Vice President, Finance,
                                         Chief Financial Officer and Treasurer