Form 10QSB
period 1999-09-30
GLOBAL MED TECHNOLOGIES INC
filed 1999-11-22
CIK 1009463

FORM 10-QSB
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

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

                                 (303) 238-2000
                            -------------------------
                (Issuer's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of November 11, 1999, 11,074,511 shares of the issuer's Common Stock were outstanding.


         Transitional Small Business Disclosure Format [ ] Yes  [X] No

                          GLOBAL MED TECHNOLOGIES, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page No.

          a.   Balance Sheets as of September 30, 1999 (Unaudited)
               and December 31, 1998.......................................... 3

          b.   Unaudited Statements of Operations for the three months
               ended September 30, 1999 and 1998.............................. 5

          c.   Unaudited Statements of Operations for the nine months
               ended September 30, 1999 and 1998.............................. 6

          d.   Unaudited Statement of Stockholders' (Deficit)
               Equity for the nine months ended September 30, 1999............ 7

          e.   Unaudited Statements of Cash Flows for the nine months
               ended September 30, 1999 and 1998.............................. 8

          f.   Notes to Unaudited Financial Statements....................... 10

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations................................ 16


                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities............................................... 20

Item 4.  Submission of Matters to a Vote of Security Holders................. 21

Item 5.  Other Information................................................... 21

Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits....................................................... 21

         b.   Reports on Form 8-K............................................ 21

Signatures................................................................... 22

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               GLOBAL MED TECHNOLOGIES, INC.
                                      BALANCE SHEETS
                                      (IN THOUSANDS)

                                                                           September 30,    December 31,
                                                                               1999            1998
                                                                           ------------     -----------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ..........................................   $   120                821
   Accounts receivable-trade, net of allowance for uncollectible accounts of $75 and $50 at September 30, 1999 and
       December 31, 1998, respectively ................................       111                413
   Accrued revenues, net of allowance for uncollectible accounts
       of $15 at September 30, 1999 and December 31, 1998 .............       278                 43
   Prepaid expenses and other assets ..................................        70                118
                                                                          -------            -------
Total current assets ..................................................       579              1,395

EQUIPMENT, FURNITURE AND FIXTURES, AT COST:
   Furniture and fixtures .............................................       171                229
   Machinery and equipment ............................................       306                308
   Computer hardware and software .....................................     1,567              1,145
                                                                          -------            -------
                                                                            2,044              1,682
   Less accumulated depreciation and amortization .....................    (1,423)            (1,117)
                                                                          -------            -------
   Net equipment, furniture and fixtures ..............................       621                565

DEFERRED FINANCING COSTS,
   net of amortization of $10,764 and $6,031 at
   September 30, 1999 and December 31, 1998, respectively .............        84              4,649

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
   net of accumulated amortization of $973 and $653 at
   September 30, 1999 and December 31, 1998, respectively .............     1,535                920

OTHER ASSETS ..........................................................        60                 60
                                                                          -------            -------
Total assets ..........................................................   $ 2,879              7,589
                                                                          =======            =======



See accompanying notes to unaudited financial statements.


                                      GLOBAL MED TECHNOLOGIES, INC.
                                        BALANCE SHEETS (CONTINUED)
                                              (IN THOUSANDS)


                                                                        September 30,            December 31,
                                                                             1999                    1998
                                                                        ------------             -----------
                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:

   Accounts payable ..............................................        $    381                   234
   Accrued expenses ..............................................             582                   637
   Accrued payroll ...............................................             147                    53
   Accrued compensated absences ..................................             414                   438
   Noncompete accrual ............................................              35                    35
   Deferred revenue ..............................................           1,650                 1,935
   Current portion of capital lease obligations ..................             146                    91
   Current portion of financing agreements .......................           3,400                   500
                                                                          --------              --------
Total current liabilities ........................................           6,755                 3,923

CAPITAL LEASE OBLIGATIONS, less current portion ..................             208                   105

FINANCING AGREEMENTS, less current portion .......................            --                   2,200
                                                                          --------              --------
Total liabilities ................................................           6,963                 6,228
                                                                          --------              --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY:

   Preferred stock, $.01 par value: 10,000 shares authorized;
      none issued or outstanding .................................            --                    --
   Common stock, $.01 par value: 40,000 shares authorized;
      11,075 and 8,882 shares issued and outstanding at
      September 30, 1999 and December 31, 1998, respectively .....             111                    89
   Additional paid-in capital ....................................          25,825                24,884
   Accumulated deficit ...........................................         (30,020)              (23,612)
                                                                          --------              --------
Total stockholders' (deficit) equity .............................          (4,084)                1,361
                                                                          --------              --------
Total liabilities and stockholders' (deficit) equity .............        $  2,879                 7,589
                                                                          ========              ========



See accompanying notes to unaudited financial statements.

                                      GLOBAL MED TECHNOLOGIES, INC.
                                    UNAUDITED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER COMMON SHARE INFORMATION)

                                                                                  Three months ended
                                                                                     September 30,
                                                                             1999                    1998
                                                                             ----                    ----
REVENUES:
   Software sales and consulting ....................................    $    888                   1,097
   Hardware and software sales, obtained from vendors ...............          76                      27
                                                                         --------                --------
                                                                              964                   1,124
                                                                         --------                --------
COST OF REVENUES:
   Software sales and consulting ....................................         909                     455
   Hardware and software sales, obtained from vendors ...............          89                      17
                                                                         --------                --------
                                                                              998                     472
                                                                         --------                --------

Gross profit ........................................................         (34)                    652

OPERATING EXPENSES:
   General and administrative .......................................         536                     129
   Sales and marketing ..............................................         461                     151
   Research and development .........................................          77                     332
   Depreciation and amortization ....................................         129                     139
                                                                         --------                --------
Loss from operations ................................................      (1,237)                    (99)

OTHER INCOME (EXPENSE):
   Interest income ..................................................           4                       2
   Interest expense .................................................        (116)                    (46)
   Amortization of deferred financing costs .........................         (46)                 (1,855)
   Other ............................................................           3                     459
                                                                         --------                --------
Net loss ............................................................    $ (1,392)                 (1,539)
                                                                         ========                ========
Basic and diluted loss per common share .............................    $  (0.13)                  (0.19)
                                                                         ========                ========
Basic and diluted weighted average number of
   common shares outstanding ........................................      11,058                   8,217
                                                                         ========                ========




See accompanying notes to unaudited financial statements.

                                 GLOBAL MED TECHNOLOGIES, INC.
                               UNAUDITED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER COMMON SHARE INFORMATION)


                                                                                      Nine months ended
                                                                                         September 30,
                                                                               1999                    1998
                                                                               ----                    ----
REVENUES:
   Software sales and consulting ..................................        $  3,972                   3,159
   Hardware and software sales, obtained from vendors .............             235                     383
                                                                           --------                --------
                                                                              4,207                   3,542
                                                                           --------                --------
COST OF REVENUES:
   Software sales and consulting ..................................           2,113                   1,532
   Hardware and software sales, obtained from vendors .............             247                     300
                                                                           --------                --------
                                                                              2,360                   1,832
                                                                           --------                --------
Gross profit ......................................................           1,847                   1,710

OPERATING EXPENSES:
   General and administrative .....................................           1,541                     904
   Sales and marketing ............................................           1,145                     838
   Research and development .......................................             255                   1,687
   Depreciation and amortization ..................................             379                     427
   Restructuring charges ..........................................            --                       138
                                                                           --------                --------
Loss from operations ..............................................          (1,473)                 (2,284)

OTHER INCOME (EXPENSE):
   Interest income ................................................             106                      15
   Interest expense ...............................................            (334)                    (85)
   Amortization of deferred financing costs .......................          (4,733)                 (3,092)
   Other ..........................................................              26                     459
                                                                           --------                --------
Net loss ..........................................................        $ (6,408)                 (4,987)
                                                                           ========                ========
Basic and diluted loss per common share ...........................        $  (0.63)                  (0.61)
                                                                           ========                ========
Basic and diluted weighted average number of
    common shares outstanding .....................................          10,219                   8,172
                                                                           ========                ========





See accompanying notes to unaudited financial statements.



                                      GLOBAL MED TECHNOLOGIES, INC.
                          UNAUDITED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                                              (IN THOUSANDS)


                                                                               Common Stock       Additional
                                                                            -----------------      paid-in    Accumulated
                                                                            Shares     Amount      Capital      Deficit       Total
                                                                            ------     ------     ----------  -----------     -----
Balances, December 31, 1998 .........................................       8,882     $    89      24,884      (23,612)       1,361

   Stock options granted to employees ...............................        --          --             3         --              3

   Issuance of shares for forgiveness of debt .......................       2,000          20         480         --            500

   Issuance of shares for financing agreement fees ..................         143           1         167         --            168

   Issuance of shares for services ..................................          50           1          53         --             54

   Warrants granted to non employees ................................        --          --           238         --            238

   Net loss for nine months ended September 30, 1999 ................        --          --           --        (6,408)      (6,408)
                                                                          -------     -------     -------      -------      -------
Balances, September 30, 1999 ........................................      11,075     $   111      25,825      (30,020)      (4,084)
                                                                          =======     =======     =======      =======      =======














See accompanying notes to unaudited financial statements.


                                 GLOBAL MED TECHNOLOGIES, INC.
                               UNAUDITED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)

                                                                                           Nine months ended
                                                                                             September 30,
                                                                                       1999               1998
                                                                                       ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .......................................................................    $(6,408)            (4,987)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .............................................        629                669
     Amortization of financing costs ...........................................      4,733              3,092
     Changes in allowances for uncollectible amounts ...........................         25               (235)
     Loss on disposal of assets ................................................         38               --
     Expense related to issuance of common stock, options and
          warrants .............................................................        295                 43
     Increase in other long term assets ........................................       --                  (40)
     Changes in operating assets and liabilities:
        Accounts receivable-trade, net .........................................        277                235
        Accrued revenues, net ..................................................       (235)               225
        Prepaid expenses and other assets ......................................         48                176
        Accounts payable .......................................................        147                 44
        Accrued expenses .......................................................        (55)                 3
        Accrued payroll ........................................................         94               (269)
        Accrued compensated absences ...........................................        (24)               (10)
        Noncompete accrual .....................................................       --                 (115)
        Deferred revenue .......................................................       (285)              (523)
                                                                                    -------            -------
              Net cash used in continuing operations ...........................       (721)            (1,692)
              Net cash used in discontinued operations .........................       --                 (631)
                                                                                    -------            -------
              Net cash used in operating activities ............................       (721)            (2,323)
                                                                                    -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capitalized software development costs .........................................       (865)              (791)
Purchases of equipment, furniture and fixtures .................................       (206)               (66)
Proceeds from sales of property and equipment ..................................          6                 10
                                                                                    -------            -------
              Net cash used in investing activities ............................     (1,065)              (847)
                                                                                    -------            -------



(Continued)




See accompanying notes to unaudited financial statements.






                                 GLOBAL MED TECHNOLOGIES, INC.
                         UNAUDITED STATEMENTS OF CASH FLOWS (CONTINUED)
                                         (IN THOUSANDS)


                                                                                           Nine months ended
                                                                                             September 30,
                                                                                       1999               1998
                                                                                       ----               ----
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings on short-term debt ..................................................    $   450              1,500
Borrowing on bridge loan .......................................................        950               --
Repayments on bridge loan ......................................................       (200)              --
Principal payments under capital lease obligations .............................       (115)              (183)
                                                                                    -------            -------
              Net cash provided by financing activities ........................      1,085              1,317
                                                                                    -------            -------
Net decrease in cash and cash equivalents ......................................       (701)            (1,853)

Cash and cash equivalents, at beginning of period ..............................        821              2,370
                                                                                    -------            -------
Cash and cash equivalents, at end of period ....................................    $   120                517
                                                                                    =======            =======


SUPPLEMENTAL DISCLOSURES OF OTHER INVESTING AND FINANCING ACTIVITIES:


   Forgiveness of debt in exchange for exercise of warrants ....................    $   500               --
                                                                                    =======            =======
   Common stock issued for financing fees ......................................    $   168               --
                                                                                    =======            =======
   Common stock issued for services, net .......................................    $  --                  121
                                                                                    =======            =======
   Equipment financed under capital lease ......................................    $   273               --
                                                                                    =======            =======

Cash paid for interest approximates interest expense.







See accompanying notes to unaudited financial statements.

                          GLOBAL MED TECHNOLOGIES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Global Med Technologies, Inc. (the Company or Global) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of its financial position at September 30, 1999 and the results of its operations for the three and nine months ended September 30, 1999 and 1998 have been included.

While  management  believes the  disclosures  presented  are adequate to prevent
misleading  information,   it  is  suggested  that  the  accompanying  unaudited
financial statements be read in conjunction with the audited financial statements and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. The interim results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period of 1999 or for the year ending December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  FINANCING AGREEMENTS

1999 AGREEMENTS

In March 1999, the Company entered into agreements for a comprehensive financing package (March 1999 Financing Agreements) that included: (1) an $8,000,000 preferred stock private placement through American Fronteer Financial Corporation (AFFC), a wholly owned subsidiary of eVision USA.Com, Inc. (eVision); (2) exercise of 2,000,000 warrants at $0.25 per warrant; (3) extending the balance on the line of credit with eBanker USA.com, Inc. (eBanker) a majority owned subsidiary of eVision, until April 15, 2000, with a change in the default conversion rate from $0.05 per share contained in the original loan agreement to $0.25 per share; and (4) a $750,000 bridge loan with eBanker, which bears interest at 12% per annum.

The agreement with AFFC for the proposed $8,000,000 preferred stock private placement was withdrawn and terminated effective September 20, 1999.

In April 1999, $500,000 was due to Online Credit Limited (Online Credit), formerly known as Heng Fung Finance Company Limited. Online Credit had warrants to purchase 2,000,000 shares of common stock of Global at $0.25 per share. The promissory note for $500,000 was surrendered in exchange for 2,000,000 shares of common stock of Global in exercise of the warrants. The shares were issued in April 1999.

                          GLOBAL MED TECHNOLOGIES, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999

The $2,650,000 loan from eBanker was extended until April 15, 2000, with the previous conversion price of $0.05 per share increased to $0.25 per share. In consideration for the extension, the Company paid a 2% fee to eBanker of $53,000, paid in 42,400 shares of the Company's common stock.

The $750,000 bridge loan, as revised on May 7, 1999, bears interest at 12% and is convertible into shares of common stock of the Company at the 15-day average closing bid price prior to the date of conversion. The loan is due and payable December 31, 1999. In consideration of the commitment for the bridge loan, the Company paid a fee of 2% or $15,000 paid in 13,275 shares of common stock of the Company. As of September 30, 1999, $750,000 had been drawn on this loan.

In April 1999, the Company entered into an agreement with Online Credit for a bridge loan in the amount of $2,000,000 (April 1999 Financing Agreement). The agreement provides for a line of credit, with interest at 12% per annum payable monthly, due April 12, 2000. As consideration for the line of credit, the Company paid a fee equal to 5% of the total line of credit in 86,957 shares of common stock of the Company, as of April 13, 1999. The line of credit will be convertible, at Online Credit's option, into shares of the Company's common stock at a price based on the average closing bid price of the Company's common stock for a period of 15 business days prior to April 13, 1999, which was $1.15.

In September 1999, the Board of Directors voted to replace the $2,000,000 bridge loan with Online Credit, at the request of Online Credit, with a line of credit with the same terms with eBanker. In exchange for assuming the commitment, the 86,957 shares of common stock of Global will be transferred to eBanker. In October and November 1999, the Company drew a total of $600,000 on this line of credit.

On October 25, 1999, Company entered into a Lockup Agreement with eBanker and a Lockup Agreement with eVision. The agreements provide that eBanker and eVision will not, between October 25, 1999 and October 28, 2000, without the Company's prior written consent, publicly offer, sell, contract to sell, grant any option for the sale of, or otherwise dispose of, directly or indirectly, (i) Warrants to purchase 9,000,000 shares of the Company's Common Stock at $0.25 per share held by eBanker or the Warrants to purchase 1,000,000 shares of the Company's Common Stock at $0.25 per share held by eVision and (ii) any shares (the "Shares," and, together with the Warrants, the "Securities") of Common Stock issuable upon the exercise of the Warrants; provided, however, that eBanker or eVision may offer, sell, contract to sell, grant an option for the sale of, or otherwise dispose of all or any part of the Securities or other such security or instrument of the Company during such period if such transaction is private in nature and the transferee of such Securities or other securities or instruments agrees, prior to such transaction, to be bound by all of the provisions of the lockup agreements. In exchange for entering into the agreements, eBanker and eVision were issued 450,000 shares and 50,000 shares of common stock of the Company, respectively.

                          GLOBAL MED TECHNOLOGIES, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999

In addition, the agreements provide (i) eBanker and eVision will not be restricted from disposing of the Securities in the event that an unaffiliated third party commences a tender offer for the outstanding Common Stock, and (ii) eBanker and eVision will not be restricted from disposing of 450,000 and 50,000 shares, respectively, of the Securities in the aggregate if the closing sale price for the Common Stock on the principal market on which it then trades equals or exceeds $5.00 per share for any ten consecutive trading day period preceding the date of such sale, and (iii) that there will be no restrictions upon the ability of eBanker or eVision to exercise the Warrants.


1998 AGREEMENTS

On April 14, 1998, Fronteer Capital, Inc. (Fronteer Capital), then, a wholly owned subsidiary of eVision, and Online Credit committed to provide to the Company lines of credit for up to $1,650,000 and $1,500,000, respectively, for a total combined loan commitment of $3,150,000 over the following twelve months (April 1998 Financing Agreements). The loans bear interest calculated at a rate of 12% per annum, and were originally due on April 15, 1999 but have been extended to April 15, 2000.

For issuing the $1,500,000 loan commitment, Online Credit earned warrants to purchase 6,000,000 shares of Global common stock at $0.25 per share. For issuing the $1,650,000 loan commitment, Fronteer Capital earned warrants to purchase 1,000,000 shares of Global common stock at $0.25 per share and when the loan was drawn upon, would receive an additional warrant to purchase 5,000,000 shares of Global common stock at $0.25 per share.

During the fourth quarter of 1998, the $1,650,000 loan commitment and the unearned warrant rights to purchase 5,000,000 shares of Global common stock of Fronteer Capital were assigned to eBanker. The $1,500,000 loan commitment of Online Credit, $1,000,000 of the balance outstanding to Online Credit, and 4,000,000 warrants held by Online Credit were sold to eBanker during the last quarter of 1998. In October 1998, eBanker received the warrant to purchase the 5,000,000 shares of Global common stock at $0.25 per share.

3. DEFERRED FINANCING COSTS

During 1998, the Company recognized deferred financing costs of $10,680,000, which were being amortized over the term of the associated 1998 Financing Agreements. As of April 1999, these costs were fully amortized.

In connection with the 1999 Financing Agreements, the Company recorded $168,000 in additional deferred financing costs, which are being amortized to financing cost expense over the terms of the 1999 Financing Agreements. As of September 30, 1999, the unamortized balance was $84,000.

                          GLOBAL MED TECHNOLOGIES, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999

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

Also on January 4, 1999, non-qualified options to purchase 60,000 shares of the Company's common stock at $0.78 per share were granted to two employees, one of which is an officer, and non-qualified options to purchase 500 shares of the Company's common stock at $0.78 per share were granted to a consultant. The employee grants vest at the rate of 20% per year beginning in 1999, and the consultant options were 100% vested on the grant date. On June 2, 1999, the employee option grants were amended to incentive stock options. All of the options are for a term of ten years.

On February 16, 1999, the board of directors approved a resolution to authorize registration of 1,829,788 shares of the Company's common stock which underlie outstanding Class A Warrants (1,456,988 shares at $4.55), 10% Note Warrants (187,800 shares at $3.75), and specified non- qualified stock options (185,000 shares at $2.50 and $1.81). As an incentive to exercise the aforementioned warrants and options, the board of directors authorized management to discount the exercise price per share by an amount up to 33-1/3% of the bid price on the common stock on the effective date of the registration statement. Should the Company complete such registration, under current accounting guidance, this transaction would result in a significant noncash charge to the statement of operations on the effective date of the registration statement. However, it could also result in a significant infusion of cash to the Company for its operations.

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

On June 2, 1999, an incentive stock option to purchase 10,000 shares of Global's common stock at $1.375 per share was granted to an employee. The options vest at the rate of 20% per year beginning June 2, 2000 and are exercisable for a period of 10 years.

On September 20, 1999, nonqualified options to purchase 100,000 shares of Global common stock at $0.78 per share were granted to two directors. The options vest 40% immediately and then 20% per year thereafter; exercisable for a period of ten years. Nonqualified options to purchase 200,000 shares of Global common stock at $0.78 per share were also issued to two officers. The options vest at the rate of 20% per year beginning September 20, 2000, and are exercisable for a period of ten years.

On September 20, 1999, the Board of Directors approved incentive stock options to purchase 10,000 shares of Global common stock at $1.03 per share effective April 30, 1999, and 20,000 shares of Global common stock at $0.78 per share effective September 20,1999, to two employees. Both grants vest at the rate of 20% per year beginning in 2000 and are exercisable for ten years.

                          GLOBAL MED TECHNOLOGIES, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999

Effective August 1, 1999, a director was issued 50,000 shares of common stock of Global for the approximate value of $54,000 in exchange for legal consulting services. This issuance was in accordance with terms of the Consulting Agreement dated August 1, 1998.

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

In May 1997, the Company received a request from OCD to continue its evaluation of the Company's technology, on a non-exclusive basis, with the intent of responding to the Company by July 14, 1997 regarding whether or not OCD would propose some form of transaction with the Company. The Company received an additional $500,000 from OCD during 1997. The Company and OCD agreed to further extensions of this non-exclusive agreement through December 31, 1998 to enable OCD to complete its strategic evaluation. The Company also agreed to perform certain software development services. In connection with the extension to December 31, 1998, the parties agreed that OCD had until June 30, 1999, to elect to require the Company to provide the software development services as defined in the Exclusivity Agreement. The Company finalized the Manufacturer's Representative and Software Development Agreement (OCD Agreement) during June 1999. The total of $1,000,000 was included in deferred revenue as of December 31, 1998. Per the final agreement, $500,000 of the $1,000,000 was released as of August 15, 1999 in consideration of the exclusivity agreement. The $500,000 will be amortized to income over the remaining term of the OCD Agreement which expires and is subject to renewal on June 15, 2001. The remaining $500,000 will be recognized when the Company performs software development services for OCD, as provided by the agreement.

6. SOFTWARE SALES AND CONSULTING REVENUE

Software sales and consulting revenues of $3,972,000 for the nine months ended September 30, 1999, include $919,000 of accelerated software license fee payments in connection with a multiple site customer agreement that was terminated and replaced by two separate agreements.

                          GLOBAL MED TECHNOLOGIES, INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999


7. SUBSEQUENT EVENTS

On October 1, 1999, the Company implemented a plan to reduce operating costs by approximately 50%. Included in the temporary reduction were approximately 50% of the employee positions. This was necessitated by a reduction in the anticipated sales of SAFETRACE and delays in purchase commitments for SAFETRACE TX (TM) due to customer concerns about Year 2000 issues.

8. RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Global Med Technologies, Inc. (the Company or Global), designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. Revenues are derived from the licensing of software, the provision of consulting and other value-added support services and the resale of hardware and software obtained from vendors.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying management's discussion and analysis be read in conjunction with the management's discussion and analysis contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

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

In May 1997, the Company received a request from OCD to continue its evaluation of the Company's technology, on a non-exclusive basis, with the intent of responding to the Company by July 14, 1997 regarding whether or not OCD would propose some form of transaction with the Company. The Company received an additional $500,000 from OCD during 1997. The Company and OCD agreed to further extensions of this non-exclusive agreement through December 31, 1998 to enable OCD to complete its strategic evaluation. The Company also agreed to perform certain software development services. In connection with the extension to December 31, 1998, the parties agreed that OCD had until June 30, 1999, to elect to require the Company to provide the software development services as defined in the Exclusivity Agreement. The Company finalized the Manufacturer's Representative and Software Development Agreement (OCD Agreement) during June 1999 making OCD the exclusive in-vitro diagnostics manufacturer's representative for the SafeTrace Tx product in defined territories around the world. The total of $1,000,000 was included in deferred revenue as of December 31, 1998. Per the final agreement, $500,000 of the $1,000,000 was released as of August 15, 1999 in consideration of the exclusivity agreement. The non-refundable $500,000 will be amortized to income over the remaining term of the OCD Agreement which expires and is subject to renewal on June 15, 2001. The remaining $500,000 will be recognized when the Company performs software development services for OCD, as provided by the agreement.

Shared Medical Systems

On September 23, 1999, the Company signed a Marketing Agreement with Shared Medical Systems Corporation (SMS), Malvern, Pennsylvania, a major network computing company in the healthcare industry. SMS will resell Global Med's SAFETRACE TX(TM) hospital transfusion management information software product.

Financing Agreements

On April 14, 1998, the Company entered into two debt financing agreements which provided the Company up to $3,150,000 in gross proceeds in exchange for up to 12,000,000 warrants convertible into common stock at $0.25 per share. Online Credit had warrants to purchase 2,000,000 shares of common stock of Global at $0.25 per share and was owed $500,000 due April 1999. The remaining warrants and debt were held by eBanker. Online Credit surrendered the promissory note in the amount of $500,000 in exercise of the warrants to acquire 2,000,000 shares of common stock of the Company. This transaction was completed on April 29, 1999.

As of December 31, 1998, the Company owed $2,200,000 to eBanker. In March 1999, the Company drew the remaining $450,000 available on the line of credit with eBanker, thereby owing eBanker a total of $2,650,000.

The $2,650,000 loan from eBanker was extended until April 15, 2000, with the previous conversion price of $0.05 per share increased to $0.25 per share. In consideration for the extension, the Company paid a 2% fee to eBanker, of $53,000, with 42,400 shares of the Company's common stock.

In March 1999, the Company entered into agreements for a comprehensive financing package that included: (1) an $8,000,000 preferred stock private placement through AFFC to be initiated as cash requirements and market conditions dictate;
(2) exercise of 2,000,000 warrants at $0.25 per warrant; (3) extending the balance on the line of credit with eBanker until April 15, 2000, with a change in the default conversion rate from $0.05 per share contained in the original loan agreement to $0.25 per share; and (4) a $750,000 bridge loan with eBanker, which bears interest at 12% per annum.

The letter agreement with AFFC for the proposed $8,000,000 convertible preferred stock private placement was withdrawn and terminated effective September 20, 1999.

The $750,000 bridge loan, as revised on May 7, 1999, bears interest at 12% and is convertible into shares of common stock of the Company at the 15-day average closing bid price prior to the date of conversion. The loan is due and payable December 31, 1999. In consideration of the commitment for the bridge loan, the Company paid a fee of 2% or $15,000 payable in 13,275 shares of common stock of the Company. As of September 30, 1999, $750,000 had been drawn on this loan.

In April 1999, the Company entered into an agreement with Online Credit for a bridge loan in the amount of $2,000,000 (April 1999 Financing Agreement). The agreement provides a line of credit, with interest at 12% per annum payable monthly, due April 12, 2000. As consideration for the line of credit, the Company paid a fee equal to 5% of the total line of credit in 86,957 shares of common stock of the Company. The line of credit will be convertible, at Online Credit's option, into shares of the Company's common stock at a price based on the average closing bid price of the Company's common stock for a period of 15 business days prior to April 13, 1999, $1.15 per share.

In September 1999, the Board of Directors voted to replace the $2,000,000 bridge loan with Online Credit, at the request of Online Credit, with a line of credit with the same terms with eBanker. In exchange for assuming the commitment, the 86,957 shares of common stock of Global will be transferred to eBanker. In October and November 1999, the Company drew a total of $600,000 on this line of credit.


RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:

REVENUES

Revenues are comprised of software sales, consulting, and maintenance revenues, and the resale of hardware and software obtained from vendors. On January 29, 1999, the Company received FDA 510(k) clearance on SAFETRACE TX(TM).

During the three months ended September 30, 1999, total revenues of $964 thousand decreased $160 thousand or 14.2% from the revenues of $1.124 million for the comparable 1998 quarter. For the nine month period ended September 30, 1999, total revenues increased $665 thousand to $4.207 million or 18.8% from total revenues for the nine month period ended September 30, 1998 of $3.542 million. Revenues from software sales and consulting decreased 19.1% but increased 25.6% for the three and nine months ended September 30, 1999, respectively, primarily due to sales of SAFETRACE TX(TM). In addition, during the nine months ended September 30, 1999, the Company received $919 thousand of accelerated software license fee payments in connection with a multiple site customer agreement that was terminated and replaced by two separate agreements.

During the quarter ended September 30, 1999, software product license sales decreased significantly due to customer concerns about the Year 2000 impact on the SAFETRACE product lines and related delays in making purchase commitments. Because the end of the calendar year 1999 is fast approaching, many potential customers have advised the Company of their decisions to wait until the year 2000 to execute any purchase agreements for such software. These concerns and temporary delays in purchase decisions and commitments are being experienced throughout the health care software industry.

Gross profit (loss) for the three and nine months ended September 30, 1999 were ($34) thousand and $1.847 million, respectively, compared to $652 thousand and $1.710 million for the comparable 1998 periods, respectively. Gross profit percentages of revenue were 43.9% and 48.3% for the nine month period ended September 30, 1999 and 1998. Software product licenses typically have a higher profit margin than revenue from consulting and implementation related services. In the third quarter of 1999, consulting and implementation service costs and sales and marketing expense increased due to the addition of personnel and equipment needed to accommodate anticipated sales of SAFETRACE TX(TM). Many of these costs were eliminated in the cost reduction program implemented in October 1999.

In the second quarter of 1998, software development costs began to be capitalized in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." At the time the Company achieved technological feasibility on the SAFETRACE TX(TM) product, research and development expense for the three and nine months ended September 30, 1999 were $77 thousand and $255 thousand, respectively, compared to $332 thousand and $1.687 million for the comparable periods of 1998. Capitalized software development costs were $1.535 million, net of accumulated amortization of $973 thousand as of September 30, 1999 compared to $920 thousand, net of accumulated amortization of $653, as of December 31, 1998. Once SAFETRACE TX(TM) was available for release, software development costs, except those associated with the product upgrades, ceased to be capitalized and are a component of income (loss) from operations.

General and administrative expenses for both the three and nine months ended September 30, 1999 increased significantly from the comparable 1998 periods. For the three month period ended September 30, 1999, general and administrative expenses increased $407 thousand. For the nine month period, they increased $637 thousand or 70.4%. The increases are due primarily to legal fees associated with the Ortho-Clinical Diagnostics, Inc. agreement, collection procedures, possible acquisitions, future business development and other projects.

As a result of the financing agreements described above, the Company has recognized significant noncash financing costs. For the three and nine months ended September 30, 1999, the charges were $46 thousand and $4.733 million respectively. For the three and nine month periods of 1998, the charges were $1.855 million and $3.092 million, respectively. As of September 30, 1999, the Company had deferred financing costs remaining of $84 thousand.

COST REDUCTION PROGRAMS

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

On October 1, 1999, the Company implemented a second cost reduction program designed to reduce operating costs by approximately 50%. Included in the temporary reduction were approximately 50% of the employee positions. This was necessitated by a reduction in the anticipated sales of SAFETRACE and delays in purchase commitments for SAFETRACE TX (TM) due to customer concerns about Year 2000 issues.


LIQUIDITY AND CAPITAL RESOURCES

The Company currently has $3.4 million in short-term debt that matures in varying amounts in December 1999 and in April 2000. The Company may be able to obtain the cash necessary to repay the loans from sales of its products, through exercises of warrants or stock options, additional debt financing or public or private equity financing. In the event the Company cannot repay the loans or negotiate an extension of the due date with the lender, the debt is convertible into shares of the Company's common stock.

On January 29, 1999, Global received FDA 510(k) clearance on the product, SAFETRACE TX(TM). In June 1999, the Company finalized the Manufacturer's Representative and Software Development Agreement with Ortho-Clinical Diagnostics, Inc. (OCD), successor to Ortho Diagnostic Systems Inc., a wholly-owned subsidiary of Johnson & Johnson. It was anticipated that the Company would experience significant growth through an increased sales volume within a relatively short period of time as a result of these events. In order to prepare to effectively manage the growth and the corresponding demands for customer service, the Company expanded its administrative staff, sales staff, programmers and research and development staff. However, with the advent of the Year 2000 concerns, the anticipated growth was not realized. As a result, the Company has temporarily reduced its work force to a minimum until the market concerns over the Year 2000 issues have been eliminated and sales resume.

In October 1999, the Bonfils Blood Center in Denver, Colorado signed the first contract for the software, SAFETRACETX(TM).com, that provides hospitals with a coordinated system to fully integrate blood inventory, testing and management over the Internet or intranet. This software, which was developed by Global, allows hospitals to interface with other hospitals and blood centers through the Internet using 128-bit encryption technology or an intranet system, increasing efficiency and patient safety while decreasing blood waste and hospital blood costs.

Management anticipates that the net proceeds from the eBanker line of credit for $2.0 million, proceeds from the exercise of warrants, and any future financing activities will be used to fund the Company's anticipated research and software development costs, sales and marketing efforts, general working capital purposes, and negative cash flows during the remainder of 1999 and portions of 2000. It is expected that the proceeds available from the eBanker line of credit are sufficient to fund the Company's liquidity and capital requirements in the short term excluding acquisitions or major new product development initiatives.

To the extent that the borrowings provided by the Financing Agreements are insufficient to fund the Company's liquidity and capital requirements in the short or long term, the Company will require additional capital through debt financing or public or private equity financing, or the Company may be required to further reduce its existing software development programs and other operating expenses.


YEAR 2000 DISCLOSURE

The Company has continued with the Year 2000 plans in place as included in the Company's Annual Report on Form 10-KSB as of the year ended December 31, 1998. The Company has continued working with third-party suppliers of software and related services in resolving Year 2000 issues. On June 2, 1999, the board of directors approved the Year 2000 Project Plan. As of September 30, 1999, testing was completed, although testing will continue through the end of the year and into the first quarter of 2000. No matters have come to the attention of management of the Company, which would indicate that the estimated total cost of the program for compliance should be revised. No unanticipated amounts were expended during the quarter ended September 30, 1999. If the Company and the third parties on which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company.

All statements contained herein, as well as statements made in press releases and oral statements that may be made by the Company or its officers, directors, or employees acting on its behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from historical results or from any future results expressed or implied by such forward-looking statements and risk factors described from time to time in the Company's reports filed with the Commission. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends," or the like to be uncertain and forward- looking. All cautionary statements made herein should be read as being applicable to all forward- looking statements wherever they appear.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

(c) Recent Sales of Unregistered Securities

Theissuance of the shares of common stock for payment of financing fees totaling 142,632 shares were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (1933 Act). The purchasers had access to full information concerning the Company and represented that they purchased the securities for the purchasers' own accounts and not for the purpose of distribution. The shares contain a restrictive legend advising that such securities may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarter ended September 30, 1999.

ITEM 5. OTHER INFORMATION

Not Applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit No.Description

     27.1 Financial Data Schedule for September 30, 1999

(b)  Reports on Form 8-K:


A Current Report on Form 8-K dated September 3, 1999, was filed on September 3, 1999. The Current Report contained information under Item 4 relating to Changes in Registrant's Independent Accountants. The Current Report contained information regarding the dismissal of KPMG LLP as the independent accountants for the Company.

A Current Report on Form 8-K dated September 13, 1999, was filed on September 14, 1999. The Current Report contained information under Item 4 relating to Changes in Registrant's Independent Accountants. The Current Report contained information regarding the appointment of Deloitte & Touche LLP as the independent accountants for the Company for the year ending December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GLOBAL MED TECHNOLOGIES, INC.,
                               A Colorado Corporation


Date:  November 22, 1999       By /s/ Michael I. Ruxin
                                  ----------------------------------------------
                                   Michael I. Ruxin, M.D.
                                   Chairman and Chief Executive Officer


Date:  November 22, 1999       By  /s/Alan K. Geddes
                                   ---------------------------------------------
                                   Alan K. Geddes Vice President, Finance,
                                   Chief Financial Officer, Principal Accounting
                                   Officer and Treasurer