Form 10KSB
period 1999-12-31
GLOBAL MED TECHNOLOGIES INC
filed 2000-05-01
CIK 1009463

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

                  For The Fiscal Year Ended: December 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                     Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of
Company's   knowledge,   in  definitive   proxy  or  information   statements
incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $5,390,000

Aggregate market value of voting stock held by non-affiliates as of April 26, 2000: $10,816,562. Shares of common stock, $.01 par value, outstanding as of April 26, 2000: 12,347,786.

Documents incorporated by reference: See Part IV, Item 13(a), and "EXHIBIT INDEX" on page 37 for a listing of documents incorporated by reference into this Annual Report on form 10-KSB.

                          GLOBAL MED TECHNOLOGIES, INC.
                                   FORM 10-KSB
                                DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                     PART I

Item                                                                        Page
----                                                                        ----

     1.       Description of Business                                          3

     2.       Description of Property                                         10

     3.       Legal Proceedings                                               10

     4.       Submission of Matters to a Vote of Security Holders             11

                                     PART II

     5.       Market for Common Equity and Related Stockholder Matters        11

     6.       Management's Discussion and Analysis                            12

     7.       Financial Statements                                            18

     8.       Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure                                            18

                                    PART III

     9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16 (a) of the Exchange Act              19

     10.      Executive Compensation                                          22

     11.      Security Ownership of Certain Beneficial Owners and Management  27

     12.      Certain Relationships and Related Transactions                  33

                                     PART IV

     13.       Exhibits and Reports on Form 8-K                               33

     14.       Signatures                                                     34

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

Formerly known as National MRO, Inc., which was founded in 1989, the Company changed its name to Global Data Technologies, Inc. in 1995, in connection with the merger of National MRO, Inc. and The Wyndgate Group, Ltd. (Wyndgate) in May 1995. Global Data Technologies, Inc changed its name again in May 1996 to Global Med Technologies, Inc.

Wyndgate operates as a division of Global Med Technologies, Inc. and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities.

PeopleMed.com, Inc.

During 1999, Global Med Technologies, Inc. formed a majority-owned subsidiary, PeopleMed.com, Inc., a Colorado corporation, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application will allow doctors and other medical employees access to a patient's history.

PeopleMed.com will offer chronic disease management as an Application Service Provider (ASP). PeopleMed.com's system uses the Internet to coordinate sources and users of a patient's clinical information, including laboratory, pharmacy, primary and specialty care providers, claims, and medical records. In addition to the system's Internet capabilities, PeopleMed.com's information infrastructure will also include interfaces to hand-held devices, fax machines, alphanumeric pagers, interactive voice response, and many types of patient-monitoring devices.

PeopleMed.com is owned 85% by Global Med Technologies, Inc. and 15% by third parties including certain executive officers and directors of Global Med Technologies, Inc. Global Med Technologies, Inc. and PeopleMed.com are referred to collectively herein as the Company or Global Med.

Asia Markets

On March 20, 2000, the Company announced plans to expand into Asia, secure a listing on the Hong Kong Growth Enterprise Market (GEM), and establish a headquarters in Hong Kong by the end of the year. The Company would be one of the first American technology companies to be listed on the GEM.

Global Med will introduce to the market two internet-based software applications designed to improve patient care while promoting savings and efficiency. PeopleMed.com incorporates, on a single real-time database, a range of crucial information that providers and other medical professionals require to successfully care for and manage the complex needs of chronic disease patients.

SAFETRACE Tx.com (TM) provides hospitals and blood centers with a coordinated system that fully integrates blood inventory, testing and management-improving blood safety, reducing waste and improving patient care.

Related Parties

Global Med is effectively controlled by Online Credit International Limited (Online International), formerly Heng Fung Holdings Company Limited, and its subsidiary Online Credit Limited, formerly Heng Fung Finance Company Limited (Online Credit) per the terms of the 1998 Financing Agreements described below. In addition, Online International is a significant shareholder of Global Med. Online International also is a majority shareholder of eVision USA.Com, Inc. (eVision) and of a subsidiary of eVision, eBanker USA.com, Inc. (eBanker). eVision holds warrants to purchase 1,000,000 shares of common stock of Global Med at $0.25 per share. Global Med has outstanding balances on various financing agreements with eBanker. eBanker owns a significant number of shares of common stock of Global Med and holds warrants to purchase 9,000,000 shares of common stock of Global Med at $0.25 per share. eVision has a wholly owned subsidiary, American Fronteer Financial Corporation (American Fronteer or AFFC) which is a broker dealer. Online International, Online Credit, eVision, eBanker and AFFC are related parties to Global Med.

Debt Extensions

In April 2000, the loan agreements with eBanker for $2,650,000 and $2,000,000 that were due in April 2000 were extended to January 9 and January 7, 2001, respectively. Payment of interest was also extended to the respective dates in January 2001. The conversion rate of the $2,650,000 loan agreement was increased to $1.6875 per share. Other terms of the loans remain the same. In consideration of the extension, Global Med agreed to pay a fee of 137,778 shares of its common stock. Based on the market price of the stock on the date of the agreements, the shares have a value of $262,130, which will be recorded as deferred financing costs and amortized over the extension period. If the loans and accrued interest are not repaid in 270 days, ten-year warrants, convertible into common stock of Global Med at an exercise price of $0.50 per share, will be issued to eBanker. The number of common shares to be included in the warrant to be issued will be equal to the entire principal and interest amount divided by the exercise price of $0.50.

The bridge loan with eBanker of $750,000 matures on September 30, 2000. In April 2000, eBanker agreed to extend the due date to January 1, 2001. Payment of interest was also extended to January 1, 2001. Global Med agreed to pay a fee of 22,222 shares of its common stock. Based on the market price of the stock on the date of the agreements, the shares have a value of $37,500, which will be recorded as deferred financing costs and amortized over the extension period.

Global Med is in the process of negotiating possible alternative financing arrangements.

Financing Agreements - 1999

In March 1999, the Company entered into agreements for a comprehensive financing package (March 1999 Financing Agreements) that included: (1) an $8,000,000 preferred stock private placement through American Fronteer; (2) exercise of 2,000,000 warrants at $0.25 per warrant; (3) an extension of the balance of $2,650,000 on the line of credit with eBanker, until April 15, 2000, with a change in the default conversion rate from $0.05 per share contained in the original loan agreement to $0.25 per share; and (4) a $750,000 bridge loan, which bears interest at 12% per annum. The agreement with AFFC for the proposed $8,000,000 preferred stock private placement was withdrawn and terminated effective September 20, 1999.

Online Credit surrendered a promissory note in the amount of $500,000 in exercise of the warrants to acquire 2,000,000 shares of common stock of the Company. This transaction was completed on April 29, 1999.

The $2,650,000 loan from eBanker was extended until April 15, 2000, with the previous conversion price of $0.05 per share increased to $0.25 per share. In consideration for the extension, the Company paid a 2% fee to eBanker of $53,000, payable in 42,400 shares of the Company's common stock. As discussed above, the principal and interest on this loan have been extended to January 2001.

The $750,000 bridge loan, as revised on May 7, 1999, bears interest at 12% and is convertible into shares of common stock of the Company at the 15-day average closing bid price prior to the date of conversion. The loan was due and payable December 31, 1999. In consideration of the original commitment for the bridge loan, the Company paid a fee of 2% or $15,000 payable in 13,275 shares of common stock of the Company. The maturity date has been extended from December 31, 1999 to September 30, 2000 in consideration of a fee of an additional 13,275 shares of common stock of Global Med and a change in the conversion rate to $0.50 per share. As discussed above, the principal and interest on this loan have been extended to January 2001.

In April 1999, the Company entered into an agreement with Online Credit for a bridge loan in the amount of $2,000,000 (April 1999 Financing Agreement). The agreement provides for a line of credit, with interest at 12% per annum payable monthly, due April 12, 2000. As consideration for the line of credit, the Company agreed to pay a fee equal to 5% of the total line of credit in 86,957 shares of common stock of the Company, payable as of April 13, 1999. The line of credit will be convertible, at Online Credit's option, into shares of the Company's common stock at a price $1.15 per share.

In September 1999, the Board of Directors voted to replace the $2,000,000 bridge loan with Online Credit, at the request of Online Credit, with a line of credit with similar terms with eBanker. The eBanker line of credit will be convertible into shares of common stock of the Company at a price based on the average closing bid price of the common stock for a period of fifteen business days prior to conversion. In exchange for assuming the commitment, the 86,957 shares of common stock of Global Med were transferred to eBanker. As of April 6, 2000, the Company had drawn $1,700,000 on this line of credit. eBanker has committed to allow Global Med to draw the remaining $300,000 available on the line of credit. As discussed above, the principal and interest on this loan have been extended to January 2001.

Lockup Agreement

On October 25, 1999, Company entered into a Lockup Agreement with eBanker and a Lockup Agreement with eVision. The agreements provide that eBanker and eVision will not, between October 25, 1999 and October 28, 2000, without the Company's prior written consent, publicly offer, sell, contract to sell, grant any option for the sale of, or otherwise dispose of, directly or indirectly, (i) Warrants to purchase 9,000,000 shares of the Company's common stock at $0.25 per share held by eBanker or the Warrants to purchase 1,000,000 shares of the Company's common stock at $0.25 per share held by eVision and (ii) any shares (the "Shares," and, together with the Warrants, the "Securities") of common stock issuable upon the exercise of the Warrants; provided, however, that eBanker or eVision may offer, sell, contract to sell, grant an option for the sale of, or otherwise dispose of all or any part of the Securities or other such security or instrument of the Company during such period if such transaction is private in nature and the transferee of such Securities or other securities or instruments agrees, prior to such transaction, to be bound by all of the provisions of the lockup agreements. In exchange for entering into the agreements, eBanker and eVision were issued 450,000 shares and 50,000 shares of common stock of the Company, respectively. The shares had a value of $296,875 on October 25, 1999, which is being amortized over the term of the agreement.

In addition, the agreements provide that (i) eBanker and eVision will not be restricted from disposing of the Securities in the event that an unaffiliated third party commences a tender offer for the outstanding common stock, and (ii) eBanker and eVision will not be restricted from disposing of 450,000 and 50,000 shares, respectively, of the Securities in the aggregate if the closing sale price for the common stock on the principal market on which it then trades equals or exceeds $5.00 per share for any ten consecutive trading day period preceding the date of such sale, and (iii) that there will be no restrictions upon the ability of eBanker or eVision to exercise the Warrants.

Extensions of Other Warrants

On June 2, 1999, the Board of Directors authorized the extension of certain warrants. These warrants to purchase 187,800 shares of common stock of Global Med at $3.75 per share were originally granted on June 26, 1996 and were exercisable for a period of three years, through June 26, 1999. The expiration date was extended to June 26, 2004 by the Board of Directors. All other terms remained the same. Using the Black Scholes model for estimating fair value, the Company recognized $238,000 of financing costs expense on this transaction in 1999.

On December 22, 1999, the Board of Directors extended the exercise period of its previously issued 1,456,988 Class A Warrants from February 11, 2000 to February 11, 2003. The Company also reduced the exercise price of these warrants from $4.55 to $3.00 per share. Using the Black Scholes model for estimating fair value, this resulted in expense to the Company of $899,800, which was recognized in 1999.

AFFC, the Company's original underwriter, was issued warrants to acquire 46,100 units exercisable at $11.55 per Unit until January 14, 2002. Each Unit consists of two shares of common stock and a warrant to purchase one share of common stock at $7.51 per share. The Company extended the underwriter's warrants until February 11, 2003, but did not reduce the exercise price of the underwriter's warrants. Using the Black Scholes model for estimating fair value, this resulted in an expense of $78,000, which was recognized in 1999.

Consulting Agreement

The Company entered into a Consultancy Agreement, effective as of February 24, 2000, for a period of twenty-four (24) months, with National Financial Communications Corporation, dba OTC Financial Network (OTC Financial). OTC Financial will provide consulting services, with the expressed intent and goal of getting the Company, or its successor or assigns, listed on the Nasdaq Stock Market which include providing financial community and investor relations for the Company; and advising the Company, as requested, regarding financial community and investor relations.

Upon execution of this agreement, the Company agreed to: (a) issue to OTC Financial 250,000 shares of restricted common stock of the Company, 125,000 of which are to be included in a registration statement intended to be filed upon the completion of the Company's financial statements as of and for the year ended December 31, 1999; and (b) deposit into an escrow account, in the name of

OTC Financial, an additional 250,000 shares of restricted common stock of the Company, 125,000 of which are to be included in the registration statement intended to be filed upon the completion of the Company's financial statements as of and for the year ended December 31, 1999. Upon the Company's listing on the Nasdaq Stock Market, the stock held by the escrow will be released to OTC Financial.

The shares of common stock held in the escrow account may be returned to Company in the event of: (a) the term of the consultancy agreement should expire before the Company is listed on the Nasdaq Stock Market; or (b) the agreement is terminated before the Company is listed on the Nasdaq Stock Market; or (c) the Company gives notice to OTC Financial of OTC Financial's breach of the agreement.

BUSINESS OF Company

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

The Company has completed the development of SAFETRACE(R) and SAFETRACE TX(TM), a transfusion management information system that is designed to be used by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. SAFETRACE TX(TM) provides electronic cross-matching capabilities to help insure blood compatibility with patient-recipients and will track, inventory, bill and document all activities with blood products from the time blood products are received in inventory to the time the blood products are used or returned to blood centers. Management expects SAFETRACE TX(TM) will complement SAFETRACE(R) as the combined SAFETRACE TX(TM) and SAFETRACE(R) software system will be able to integrate hospitals with blood centers and provide a "vein-to-vein"(TM) tracking of the blood supply. SAFETRACE TX(TM) entered beta testing on April 6, 1998. Upon completion of beta testing, a 510(k) submission of SAFETRACE TX(TM) was made to the FDA. FDA clearance was received January 29, 1999.

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

The Company continues to concentrate its development efforts on enhancements to its existing SAFETRACE(R) blood bank product and SAFETRACE TX(TM), Wyndgate's transfusion management information system software product was completed in 1998. The Food and Drug Administration (FDA) cleared both products for sale in the United States. The Company's development of SAFETRACE TX(TM) began in 1996.

In 1999, the Company introduced PeopleMed.com which will provide chronic disease management services as an Application Service Provider (ASP). PeopleMed.com's system uses the Internet to coordinate sources and users of a patient's clinical information, including laboratory, pharmacy, primary and specialty care providers, claims, and medical records. In addition to the system's Internet capabilities, PeopleMed.com's information infrastructure will also include interfaces to hand-held devices, fax machines, alphanumeric pagers, interactive voice response, and many types of patient-monitoring devices.

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

Dependence on Major Customers

The Company, through its Wyndgate division, currently has 30 SAFETRACE(R) customers (including the Royalty Group) and 10 SAFETRACE TX(TM) customers with over 130 sites in the United States. It intends TO continue to target domestic and international blood centers, plasma centers and hospital donor and transfusion centers.

In April 1999, the Company entered into a termination agreement with a former customer who had previously licensed multiple sites for SAFETRACE(R). The agreement resolved all outstanding contractuaL issues and resulted in payments to the Company during 1999 of approximately $919,000, or approximately 17% of revenue.

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

Institute For Transfusion Medicine. Pursuant to a Development Agreement (Development Agreement) dated July 1996, between the Company and The Institute for Transfusion Medicine (ITxM), the Company agreed to develop and has completed the development of Commercial Centralized Transfusion System Software
(Commercial CTS Software), which is Wyndgate's SAFETRACE TX(TM) software product. The Development Agreement provided for a royalty payment to ITxM for revenues received from the sale of the Commercial CTS Software, net of certain fees and charges. The royalty period started with the first commercial transfer for value of the Commercial CTS Software which was on March 31, 1999.

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

Ortho-Clinical Diagnostics, Inc. In 1996, the Company entered into an Exclusivity and Software Development agreement (the Exclusivity Agreement) with Ortho-Clinical Diagnostics, Inc. (OCD), successor to Ortho Diagnostic Systems Inc., a wholly owned subsidiary of Johnson & Johnson. The Exclusivity Agreement provided OCD the exclusive right to negotiate with the Company with respect to the Company's activities and developments in information technology and intellectual property relating to donor and transfusion medicine. In connection with this agreement, the Company received $500,000 in 1996.

In May 1997, the Company received a request from OCD to continue its evaluation of the Company's technology, on a non-exclusive basis, with the intent of responding to the Company by July 14, 1997 regarding whether or not OCD would propose some form of transaction with the Company. The Company received an additional $500,000 from OCD during 1997. The Company and OCD agreed to further extensions of this non-exclusive agreement through December 31, 1998 to enable OCD to complete its strategic evaluation. The Company also agreed to perform certain software development services. In connection with the extension to December 31, 1998, the parties agreed that OCD had until June 30, 1999, to elect to require the Company to provide the software development services as defined in the Exclusivity Agreement. The Company finalized the Manufacturer's Representative and Software Development Agreement (OCD Agreement) during June 1999 making OCD the exclusive in-vitro diagnostics manufacturer's representative for the SAFETRACE TX (TM) product in defined territories around the world. The total of $1,000,000 which was included in deferred revenue as of December 31, 1998 is being recognized as follows: $500,000 is being recognized ratably over the term of the two year contract and $500,000 will be recognized upon completion of development work in the future as mutually agreed.

GOVERNMENT APPROVAL AND REGULATION

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

The Company's products and services are subject to regulations adopted by governmental authorities, including the FDA, which governs blood center computer software products regulated as medical devices. The Company is also required to follow applicable Quality System Regulations (QSR) of the FDA, which include testing, control and documentation requirements, as well as similar requirements in other countries, including International Standards Organization (ISO) 9001 standards.

RESEARCH AND DEVELOPMENT

During the years ended December 31, 1999 and 1998, the Company incurred approximately $334 thousand and $1.973 million, respectively, for research and development expenses associated with the Company's software products. Research and development expenses are anticipated to continue to be a substantial portion of the Company's operating expenses. The Company's SAFETRACE TX(TM) product achieved technological feasibility in April 1998, and accordingly, the Company capitalized $1.049 million and $1.104 million associated with this product in 1999 and 1998, respectively.

EMPLOYEES

As of December 31, 1999, the Company had 34 full-time employees, consisting of 2 employees in the corporate offices in Denver, Colorado and 32 at Wyndgate's offices near Sacramento, California. The Company has employment agreements with certain personnel. The Company's employees are not represented by a labor union or subject to collective bargaining agreements. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.


ITEM 2. DESCRIPTION OF PROPERTY

At January 1, 1999, the Company occupied two primary locations. The Company occupied approximately 3,439 square feet of office space in Lakewood, Colorado pursuant to a lease that expires on December 31, 2000. The Company also leased approximately 22,000 square feet of office space in Rancho Cordova, California for its Wyndgate division pursuant to a lease that would have expired on September 7, 2002. In February 1999, the Company terminated its lease of office space in Rancho Cordova, California.

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


ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that management  believes to
be  material,   and  there  are  no  such  proceedings  that  are  known  to  be contemplated.

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

The following table sets forth the quarterly high and low bid prices for the Company's common stock for the two years ended December 31, 1999. The quotations reflect inter-dealer prices, with retail markup, markdown or commissions, and may not represent actual transactions.

                                  COMMON STOCK

Fiscal Quarter Ended:                                 High        Low
                                                      ----        ---

    December 31, 1999 ...........................  $ 0.8438      0.4375
    September 30, 1999 ..........................    1.2813      0.6562
    June 30, 1999 ...............................    1.8750      0.9063
    March 31, 1999 ..............................    2.6250      0.7812
    December 31, 1998 ...........................    1.0630      0.5313
    September 30, 1998 ..........................    1.3130      0.6562
    June 30, 1998 ...............................    1.7810      1.0000
    March 31, 1998 ..............................    2.0000      0.7812

Holders

As of December 31, 1999, the Company had approximately 105 holders of record of the Company's common stock, excluding those held in street name.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 1999, Global Med issued 655,907 shares of common stock in payment of financing fees. The issuance of shares for payment of financing fees were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (1933 Act). The purchaser had access to full information concerning the Company. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

In August 1999 and October 1999, Global Med issued a total of 100,000 shares of its common stock to a director in exchange for services. The issuances of shares in exchange for services were made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. The purchaser had access to full information concerning the Company. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

The Company designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. Revenues for Wyndgate are derived from the licensing of software, the provision of consulting and other value-added support services and the re-sale of hardware and software obtained from vendors.

Debt Extensions

In April 2000, the loan agreements with eBanker for $2,650,000 and $2,000,000 that were due in April 2000 were extended to January 9 and January 7, 2001, respectively. Payment of interest was also extended to the respective dates in January 2001. The conversion rate of the $2,650,000 loan agreement was increased to $1.6875 per share. Other terms of the loans remain the same. In consideration of the extension, Global Med agreed to pay a fee of 137,778 shares of its common stock. Based on the market price of the stock on the date of the agreements, the shares have a value of $262,130, which will be recorded as deferred financing costs and amortized over the extension period. If the loans and accrued interest are not repaid in 270 days, ten-year warrants, convertible into common stock of Global Med at an exercise price of $0.50 per share, will be issued to eBanker. The number of common shares to be included in the warrant to be issued will be equal to the entire principal and interest amount divided by the exercise price of $0.50.

The bridge loan with eBanker of $750,000 matures on September 30, 2000. In April 2000, eBanker agreed to extend the due date to January 1, 2001. Payment of interest was also extended to January 1, 2001. Global Med agreed to pay a fee of 22,222 shares of its common stock. Based on the market price of the stock on the date of the agreements, the shares have a value of $37,500, which will be recorded as deferred financing costs and amortized over the extension period.

Global Med is in the process of negotiating possible alternative financing arrangements.

In March 1999, the Company entered into agreements for a comprehensive financing package that included: (1) an $8,000,000 preferred stock private placement through AFFC, (2) exercise of 2,000,000 warrants at $0.25 per warrant; (3) an extension of the balance on the line of credit with eBanker, until April 15,

2000, with a change in the default conversion rate from $0.05 per share contained in the original loan agreement to $0.25 per share; and (4) a $750,000 bridge loan which bears interest at 12% per annum. The agreement with AFFC for the proposed $8,000,000 preferred stock private placement was withdrawn and terminated effective September 20, 1999. Online Credit surrendered a promissory note in the amount of $500,000 in exercise of the warrants to acquire 2,000,000 shares of common stock of the Company. This transaction was completed in April 1999.

The $2,650,000 loan from eBanker was extended until April 15, 2000, with the previous conversion price of $0.05 per share increased to $0.25 per share. In consideration for the extension until April 15, 2000, the Company paid a 2% fee to AFFC of $53,000, payable in shares of the Company's common stock. eBanker has agreed to extend the due date until April 2001. As discussed above, the principal and interest on this loan have been extended to January 2001.

The $750,000 bridge loan, as revised on May 7, 1999, bears interest at 12% and is convertible into shares of common stock of the Company at the 15-day average closing bid price prior to the date of conversion. The loan was due and payable December 31, 1999. In consideration of the original commitment for the bridge loan, the Company paid a fee of 2%, or $15,000, payable in 13,275 shares of common stock of the Company. The maturity date has been extended from December 31, 1999 to September 30, 2000 in consideration of a fee of an additional 13,275 shares of common stock of Global Med and a change in the conversion rate to $0.50 per share. As discussed above, the principal and interest on this loan have been extended to January 2001.

In April 1999, the Company entered into an agreement with Online Credit for a bridge loan in the amount of $2,000,000 (April 1999 Financing Agreement). The agreement provides a line of credit, with interest at 12% per annum payable monthly, due April 12, 2000. As consideration for the line of credit, the Company paid a fee equal to 5% of the total line of credit in shares of common stock of the Company. The line of credit was convertible, at Online Credit's option, into shares of the Company's common stock at a price of $1.15 per share.

In September 1999, the Board of Directors voted to replace the $2,000,000 bridge loan with Online Credit, at the request of Online Credit, with a line of credit with similar terms with eBanker. The eBanker line of credit will be convertible into shares of common stock of the Company at a price based on the average closing bid price of the common stock for a period of fifteen business days prior to conversion. In exchange for assuming the commitment, the 86,957 shares of common stock of Global Med were transferred to eBanker. At December 31, 1999, $1,000,000 was outstanding on this line of credit. As of April 6, 2000, the Company had drawn a total of $1,700,000. eBanker has committed to allow Global Med to draw the remaining $300,000 available on the line of credit. As discussed above, the principal and interest on this loan have been extended to January 2001.

On June 2, 1999, the Board of Directors authorized the extension of certain warrants. These warrants to purchase 187,800 shares of common stock of Global Med at $3.75 per share were originally granted on June 26, 1996 and were exercisable for a period of three years, through June 26, 1999. The expiration date was extended to June 26, 2004 by the Board of Directors. All other terms remained the same. Using the Black Scholes model for estimating fair value, the Company recognized $238,000 of financing costs expense on this transaction in 1999.

On December 22, 1999, the Board of Directors extended the exercise period of its previously issued 1,456,988 Class A Warrants from February 11, 2000 to February 11, 2003. The Company has also reduced the exercise price of these warrants from $4.55 to $3.00 per share. Using the Black Scholes model for estimating fair value, this resulted in expense to the Company of $899,800, which was recognized in 1999.

AFFC, the original underwriter, has warrants to acquire 46,100 units exercisable at $11.55 per unit until February 11, 2002. Each Unit consists of two shares of common stock and a warrant to purchase one share of common stock at $7.51 per share. The Company will extend the underwriter's warrants until February 11, 2003, but will not reduce the exercise price of the underwriter's warrants. Using the Black Scholes model for estimating fair value, this resulted in an expense of $78,000, which was recognized in 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

RESULTS OF OPERATIONS

Revenues. Revenues are comprised of software sales and consulting revenues, and the re-sale of hardware and software obtained from vendors.

Revenues from software sales and consulting increased in total by $716 thousand, or 16%, to $5.155 million for the year ended December 31, 1999 compared to $4.439 million for the year ended December 31, 1998. The Company received $919 thousand of accelerated software license fee payments in connection with the termination of a multiple site customer agreement that was replaced by two separate agreements. Also, during 1999, the Company began to recognize $500,000 of revenues from OCD, which is being amortized over a two year period ending June 2001. These increases in revenues were partially offset by decreases in sales resulting from the delays in purchasing decisions by potential customers in 1999 due to Year 2000 considerations. SAFETRACE TX(TM) achieved FDA clearance in 1999 and was first marketed mid-year. The Company's sales efforts shifted focus to this product, as there is a larger market and more opportunity for sales of SAFETRACE TX(TM).

Cost of Revenues. Cost of revenues as a percentage of total revenues was 55% and 47% for the year ended December 31, 1999 and 1998, respectively. The increased cost of revenues experienced in 1999 was due to the increased levels of personnel re-assigned to direct contract service from other departments. Resulting gross profit as a percentage of total revenue was 45% and 53% for 1999 and 1998, respectively.

General and Administrative. General and administrative expenses increased $662,000, or 37.4%, to $2.431 million for 1999 compared to $1.769 million for 1998. The increase in general and administrative expenses was attributable primarily to increases in labor costs, legal fees, and professional services. Legal fees and other professional services increased $377,000 due to costs associated with the finalization of the OCD Agreement, the contract termination described above, the collection of a past due note receivable, drafting of standard license agreements for SAFETRACE TX(TM), among others, which was partially offset by a decrease in bank fees and charges of $125,000.

In March 1998, the Company reduced its number of employees by approximately 28%. When SAFETRACETX(TM) received FDA clearance in January 1999, the Company began increasing its employee base to prepare to provide sales, customer service, and product enhancements to purchasers of SAFETRACETX(TM). The Company had not reached its previous employment levels when, during 1999, the software industry experienced delays in customer purchasing decisions due to the Year 2000 concerns. As a result, the Company reduced its work force again by approximately 52% in October 1999. The increase in labor costs from 1999 to 1998 was approximately $710,000 which was partially offset by a decrease in employee benefits of $109,000 and a decrease in other contracted services of $196,000.

Sales and Marketing. Sales and marketing expenses were $972,000 and $975,000 for 1999 and 1998, respectively. SAFETRACE TX(TM) has a larger market and more opportunity for sales than SAFETRACE. Consequently, the Company utilized existing resources with a shift in emphasis towards the new SAFETRACE TX(TM) product.

Research and Development. Research and development expenses decreased $1.639 million, or 83.1%, from 1999 to 1998. The decrease in research and development expenses was primarily due to SAFETRACE TX(TM) achieving technological feasibility and the resulting capitalization of software development costs until such time as the product is released to the general public. Capitalized software development costs increased to $1.566 million, net of accumulated amortization, from $920 thousand, net of accumulated amortization, as of December 31, 1999 and 1998, respectively. Management anticipates research and development costs will continue to be substantial. Management's plans for the Company's future software products and services require continual research and development expenditures in order to continue to capitalize on the Company's existing technological base and its existing software development capabilities.

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

Interest Income. Interest income increased $99,000 from 1998 to 1999. This increase was primarily due to interest income recognized on the collection of a past due note receivable which had been but was totally reserved.

Interest Expense. Interest expense increased $365,000 from 1998 to 1999. This increase was primarily due to the increase in debt from the 1999 and 1998 Financing Agreements.

Financing Costs. On April 14, 1998, the Company entered into two financing agreements that provided for the issuance of warrants to purchase a total of 12,000,000 shares of the Company's common stock at $0.25 per share, for a period of ten years. The issuance of the warrants resulted in deferred financing costs of $10.680 million which were amortized to financing costs over the term of the agreements, which both expired on April 15, 1999. For the years ended December 31, 1999 and 1998, the Company recognized $ 4.822 million and $6.031 million, respectively, in financing costs expense associated with these financings. During 1999, the Company incurred additional financing costs expense of $1.217 million related to the extensions of exercise periods of warrants and the extensions of due dates for loans and lines of credit.

Other. Other income (expense) decreased to $256,000 from $355,000 from 1999 to 1998. In 1999, other income was primarily due to collection of a past due note receivable in the amount of $250,000. The note receivable had been fully reserved for in prior years. Other income in 1998 was primarily due to an adjustment in 1998 for potential estimated losses accrued in prior years in connection with the discontinued operations of DataMed. During 1998, the provision for estimated losses of $421,000 was reversed and recorded in other income.

Loss from Operations. The Company's loss from operations during 1999 as compared to 1998 decreased $692 thousand. The loss from operations includes the recognition of a total of $6.039 million and $6.031 million of financing costs as of December 31, 1999 and 1998, respectively. Loss from operations before other income (expense) decreased $1.065 million to $1.814 million from the $2.879 million loss for 1998 due to increased sales and significantly reduced expenses. During the first quarter of 1998, management began the implementation of a cost reduction program which, as it was anticipated, assisted in management's efforts to reduce the Company's operating expenses and operating losses. Management implemented further reductions in October 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $330,000 as of December 31, 1999 compared to $821,000 at December 31, 1998, none of which was restricted. In light of the Company's current cash position, financing activities, and projected cash flow, management believes the Company has the financial resources, or can obtain the financial resources, to maintain its planned level of operations for the next twelve months, although the Company anticipates that it will continue to incur operating losses, negative cash flows and capital expenditures during that period.

It is expected that the net proceeds generated by the financing agreements and the commitments are sufficient to fund the Company's liquidity and capital requirements in the short term excluding acquisitions or major new product development initiatives. Management anticipates that the net proceeds from the financing agreements, proceeds from the exercise of warrants, and any future financing activities will be used to fund the Company's anticipated research and development costs, sales and marketing efforts, and negative cash flows during the remainder of 2000 and for general working capital purposes.

The Company had a net working capital deficit of $2.127 million as of December 31, 1999 and $2.528 million at December 31, 1998.

The Company used $1.285 million in net cash for operating activities during 1999, compared to $3.228 million of net cash used during 1998. The cash used in operations of $1.285 million during 1999 consisted primarily of the net loss of $7.945 million, offset by the amortization of noncash deferred financing costs of $4.822 million, noncash issuances of common stock, options and warrants of $1.328 million, and depreciation and amortization.

Net cash used by investing activities was $1.261 million during 1999 compared to net cash used by investing activities during 1998 of $1.101 million. The Company invested $1.049 million in software development during 1999.

Net cash provided by financing activities was $2.055 million and $2.780 million during 1999 and 1998, respectively. These amounts primarily include proceeds from the 1999 Financing Agreements.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement was effective for all fiscal quarters beginning after June 15, 1999. In July 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This Statement defers the effective date of Statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not completed its evaluation of the impact of this Statement.

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

The forward-looking statements herein are based on current expectations that involve a number of risk and uncertainties. Such forward-looking statements are based on assumptions that the Company will market and provide software products on a timely basis, that there will be no material adverse competitive or technological change in condition of the Company's business, that demand for the Company's software products will significantly increase, that the Company's Chief Executive Officer will remain employed as such by the Company, that the Company's forecasts accurately anticipate market demand and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting the Company or its suppliers. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in this Annual Report on Form 10-KSB, there are a number of other risks inherent in the Company's business and operations which could cause the Company's operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Growth in absolute and relative amounts of cost of sales, research and development, sales and marketing and other operating expenses or the occurrence of other events could cause actual results to vary materially from the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its marketing, capital investment and other expenditures, may also materially and adversely affect the Company's liquidity, financial position and results of operations. In light of significant uncertainties inherent in the forward-looking information included in this Annual Report on Form 10-KSB, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives or plans will be achieved.

ITEM 7. FINANCIAL STATEMENTS.

The Financial Statements that constitute Item 7 are attached at the end of this Annual Report on Form 10- KSB.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
Independent Auditors' Report -Deloitte & Touche LLP                          F-1
Independent Auditor's Report - KPMG LLP                                      F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998                 F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999 and 1998                                                 F-5
Consolidated Statements of Stockholders' Equity (Deficit) for
  the years ended December 31, 1999 and 1998                                 F-6
Consolidated Statements of Cash Flows for the years ended December 31,
  1999 and 1998                                                              F-7
Notes to Consolidated Financial Statements                                   F-9

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 3, 1999, KPMG LLP was dismissed as the independent accountants for Global Med . KPMG LLP acted as the independent accountants for the Company for the year ended December 31, 1998. KPMG LLP was appointed on October 2, 1998 as independent accountants for the Company as reported in the Current Report on Form 8-K dated October 5, 1998. For the year ended December 31, 1997, the independent accountants for the Company were Ernst & Young LLP. Ernst & Young LLP declined to stand for re-election for the year ended December 31, 1998, as reported in the Current Report on Form 8-K dated June 19, 1998, as filed on June 25, 1998.

Neither of the reports on the Company's financial statements for the two years in the period ended December 31, 1998 contained an adverse opinion or disclaimer of opinion, and neither was modified as to uncertainty, audit scope or accounting principles.

The decision to change accountants was approved by the Company's Board of Directors.

During the Company's two most recent fiscal years and subsequent interim period up to the date of the change in independent accountants, there were no disagreements with the independent accountants on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if any, not resolved to the satisfaction of the independent accountants, would have caused the independent accountants to make a reference to the subject matter of the disagreement(s) in connection with their reports.

On September 13, 1999, the Company engaged the accounting firm of Deloitte & Touche LLP as the Company's independent accountants for the year ending December 31, 1999. Deloitte & Touche LLP are independent accountants for Online Credit International Limited, the Company's majority shareholder and for eVision USA.Com, Inc., holder of warrants to purchase 10,000,000 shares of common stock of Global Med for $0.25 per share.

During the Company's two most recent fiscal years and subsequent interim period up to the date of the engagement of Deloitte & Touche LLP, the Company did not consult with Deloitte & Touche LLP with regard to any matter concerning the application of accounting principles to any specific transactions, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company's financial statements.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification Of Directors and Executive Officers

The following sets forth certain information with respect to the officers and directors of the Company.

                                                                   Officer or
      Name                 Age             Position              Director Since
----------------------     ---      -------------------------    --------------

Michael I. Ruxin, M.D.      54      Chairman of the Board and         1989
                                      Chief Executive Officer

Fai H. Chan                 55      Director                          1998

Robert H. Trapp             44      Director                          1998

Kwok Jen Fong               50      Director                          1998

Jeffrey M. Busch            42      Director                          1998

Gary L. Cook                42      Director                          1998

Gordon E. Segal, M.D.       48      Director                          1997

Gerald F. Willman, Jr.      42      Director and Wyndgate Vice        1995
                                      President-Product Management

Tony Chan (1)               25      Director                          1999

Thomas F. Marcinek          46      President and Chief Operating     1998
                                      Officer

Alan K. Geddes              50      Vice President Finance, Chief     1998
                                      Financial Officer and Treasurer

--------------
(1)      Mr. Tony Chan is the son of Mr. Fai H. Chan.

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

Fai H. Chan, has been a Director of the Company since May 1998. He has been a Director of eVision since December 26, 1997, and Chairman of the Board of Directors and President since February 1998. Mr. Chan is the Chairman and Managing Director of Online International and has been a Director of Online International since September 2, 1992. Mr. Chan was elected Managing Director of Online International on May 1, 1995 and Chairman on June 3, 1995. Online International's primary business activities include real estate investment and development, merchant banking, the manufacturing of building material machinery, pharmaceutical products and retail fashion. Mr. Chan has been the President and a Director of Asia SuperNet Corporation, (formerly Powersoft Technologies Inc), which owns various industrial companies, since June 1994 and Chief Executive Officer thereof since June 1995; a Director of Intra-Asia Equities, Inc., a merchant banking company, since June 1993; Executive Director of Hua Jian International Finance Co., Ltd. from December 1994 until December 1996; and Chairman of the Board of Directors of American Pacific Bank since March 1988 and Chief Executive Officer thereof between April 1991 and April 1993.

Robert H. Trapp has been a Director of the Company since May 1998. He has been a Director of eVision since December 1997 and the Managing Director since February 1998. Mr. Trapp has been a director of Online International since May 1995; a Director of Inter-Asia Equities, Inc., a merchant banking company, since February 1995 and the Secretary thereof since April 1994; Director, Secretary and Treasurer of Asia SuperNet Corporation, (formerly, Powersoft Technologies Inc.), which owns various industrial companies; and the Canadian operational manager of Pacific Concord Holding (Canada) Ltd. of Hong Kong, which operates in the consumer products industry, from July 1991 until November 1997.

Kwok Jen Fong has been a Director of the Company since May 1998. Mr. Fong has been a Director of eVision since February 1998 and a Director of Online International since May 1995. Mr. Fong has been a practicing solicitor in Singapore for at least the last five years.

Jeffrey M. Busch has been a Director of the Company since May 1998. Mr. Busch has been a practicing attorney for over five years. Mr. Busch has also been a Director of eVision since February 1998.

Gary L. Cook has been a Director of the Company since 1998. Since 1996, he has been Secretary, Treasurer and Chief Financial Officer of eVision and oversees all accounting, internal and external reporting, treasury and cash management functions. Mr. Cook also is Treasurer of eBanker USA.Com, Inc., Vice-President and Chief Financial Officer of American Fronteer Financial Corporation and a Director of Secutron Corporation. From 1994 to 1996, Mr. Cook was self-employed as the principal of All Tune and Lube, LLC where he researched, directed and managed the successful start up and development of a small business. From 1982 to 1994, he was a Senior Manager at KPMG Peat Marwick and was responsible for all auditing services for several clients in various financial and other industries. Mr. Cook also directed the training, management and evaluation of staff developed and implemented accounting, financial reporting and SEC reporting systems for major growth companies. Mr. Cook received a B.A. in Accounting from Bringham Young University in 1982 and is a member of the Colorado Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

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

Tony Chan has been a director of the Company since December 1999. In March 2000, Mr. Chan became the Chief Operating Officer of eVision. In 1999, Mr. Chan became the President of OLBroker.Com, Inc., a wholly owned subsidiary of eVision. Prior to April 1999, Mr. Chan worked as an Investment Banker for Fronteer Securities (H.K.) Limited, a Hong Kong company in which Online International indirectly holds a minority interest. From 1998 to April 1999, Mr. Chan worked as an Investment Banker for Commerzbank, Global Equities, Hong Kong. From 1996 to 1998, Mr. Chan worked in equity derivatives for Peregrine Derivatives. Mr. Chan received a Bachelor of Commerce degree in Finance with honors from the University of British Columbia. Mr. Chan is also a member of the Board of Directors of eVision.

Gerald F. Willman, Jr. has been a director of the Company and a Vice President of the Wyndgate division since May 1995 and Chief Financial Officer from April through August 1998. Mr. Willman was director and then a Vice President of The Wyndgate Group, Ltd., from 1984 to 1995 and was responsible for the overall design and development of the products developed by The Wyndgate Group, Ltd., including research of new technologies. Prior to his employment at The Wyndgate Group, Ltd., he was employed as a development team leader at Systems Research, Inc. Mr. Willman received a B.S. degree from Hampden Sydney College and M.B.A. degree from National University.

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

Family Relationships

Mr. Tony Chan is the son of Mr. Fai H. Chan.  Both are directors of the Company.

Involvement In Certain Legal Proceedings

No officer, director, significant employee, promoter or control person of the Company has been involved in any event of the type described in Item 401(d) of Regulation S-B during the past five years.

Compliance With Section 16(A) Of The Exchange Act

Based upon the Company's review of its records, the following individuals filed a Form 3 and/or Form 4 on an untimely basis during 1999: Thomas F. Marcinek (one Form 4 reporting one transaction); Fai H. Chan (one Form 4 reporting one transaction); Online Credit International Limited, formerly Heng Fung Holdings Company Limited (one Form 4 reporting one transaction); Heng Fung Capital [S] Private Limited (one Form 4 reporting one transaction); Online Credit Ltd., formerly Heng Fung Finance Company Limited (one Form 4 reporting one transaction); and Gary L. Cook (one Form 4 reporting two transactions). No Form 5s were filed by any of the officers, directors or 10% or more beneficial owners of the Company's common stock. However, to the best of the Company's knowledge all transactions by such persons otherwise required to be filed on a Form 5 were previously reported on a Form 3 or Form 4 and, therefore, no Form 5 was required to be filed.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to the Company's CEO and the other executive officers of the Company who received in excess of $100,000 of salary and bonus from the Company during the year ended December 31, 1999:

                                                                                             Long-Term Compensation
                                                                               ------------------------------------------------
                                     Annual Compensation                       Restricted
   Name and Principal        ----------------------------------------            Stock          Options            All Other
       Position              Year           Salary         Bonuses ($)           Awards           & SARs           Compensation
---------------------        ----           ------         ----------          ----------  --------------    ------------------
Michael I. Ruxin,            1999         $ 190,000          --                    --         1,000,000       $  16,736  (1)
   Chairman and CEO          1998           190,000          --                    --         1,250,000         131,736  (2)
                             1997           190,000          --                    --            --              17,936  (3)

Thomas F. Marcinek,          1999           125,000          --                    --         500,000             5,400  (4)
   President and COO         1998           125,000          --                    --         500,000             5,400  (4)
                             1997           22,000           --                    --            --                --

Gerald F. Willman, Jr.       1999           100,000          --                    --            --                --
  Director and               1998           95,000           --                    --         150,000              --
  Vice President,            1997           95,000           --                    --            --             25,000   (5)
  Product Management

Alan K. Geddes,              1999           125,000          --                    --         200,000            4,800   (6)
  Vice President -           1998           52,083           --                    --         350,000            2,000   (6)
  Finance, Chief             1997             --             --                    --          10,000              --
  Financial Officer
  and Treasurer

William J. Collard,          1999             --             --                    --            --               --
  Wyndgate President         1998           100,000          --                    --            --              5,400   (7)
  and Director (through      1997           100,000          --                    --            --             16,400   (7)
  February 4, 1999)


(1) Dr. Ruxin received $3,800 per annum in life insurance premiums and a $1,078 per month car allowance.

(2) Dr. Ruxin received $3,800 per annum in life insurance premiums, a $1,078 per month car allowance and $115,000 under his non-compete agreement.

(3) Dr. Ruxin received $5,000 per annum in life insurance premiums and a $1,078 per month car allowance.

(4)  Mr. Marcinek received a $450 per month car allowance.

(5) In 1997, Mr. Willman received $25,000 for tax expenses related to the 1995 Wyndgate merger.

(6)  Mr. Geddes received a $400 per month car allowance.

(7)  Mr. Collard received a $450 per month car allowance in 1997 and 1998.

Stock Option Plans and Other Issuances

The Second Amended and Restated Stock Option Plan provides for the issuance of options to purchase up to 2,200,000 shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock or as nonqualified stock options. Only employees of the Company are eligible to receive Incentive Options. Unless sooner terminated, the Plan will expire on May 31, 2000. As of December 31, 1999, options to purchase 1,947,716 shares of the Company's common stock at a weighted average exercise price of $1.32 per share through 2009 were outstanding, of which 947,216 options to purchase shares were exercisable.

The Company also grants options to purchase shares of restricted common stock of Global Med . The shares underlying theses options have not been registered under the 1993 Act. There were options to purchase 5,067,500 shares of common stock at a weighted average exercise price of $0.74 outstanding, of which 1,134,966 were exercisable at December 31, 1999.

In the fourth quarter of 1997, the Company adopted a stock compensation plan (the Stock Compensation Plan). The Stock Compensation Plan, as amended in 1998, provides for the issuance of up to 200,000 shares of common stock to employees, consultants and others involved in the Company's business. A total of 135,000 shares of common stock of Global Med have been issued under the stock compensation plan.

Effective August 1, 1999, a director was issued 50,000 shares of common stock of Global Med for the approximate value of $54,000 in exchange for legal consulting services. This issuance was in accordance with terms of the Consulting Agreement dated August 1, 1998. On October 12, 1999, the Board of Directors approved the issuance of 50,000 shares of common stock of Global Med to the same director, with an approximate value of $28,000 in exchange for legal consulting services.

Option Grants Table

The following table sets forth certain information regarding options to purchase shares of the Company's common stock issued to Executive Officers of the Company during the year ended December 31, 1999:

                                  Number of         % of Total
                                 Securities          Options
                                 Underlying         Granted to
                                  Options           Employees        Exercise        Expiration
     Name                         Granted            in 1999           Price            Date
     ----                        ----------         ----------       --------        ----------
Michael I. Ruxin            1,000,000 (1)(3)           37%         $   .5625          10/12/09

Thomas F. Marcinek            500,000 (1)(3)           19%             .5625          10/12/09

Alan K. Geddes                200,000 (1)(2)(3)         8%             .5625          10/12/09


(1) On October 12, 1999, the above named individuals received options to purchase the stated number of shares of common stock of the Company; such options vest when the company's earnings are $.01 per share, upon change of ownership of the company, or in 5 years, exercisable for ten years. The exercise price of the options is $0.5625 per share, which was equal to the market value of the share on the date of the grant.

(2) Option is cancelable by the Chief Executive Officer of the Company and exercisable solely at the discretion of the Chief Executive Officer.

(3) These options to purchase shares of the Company's common stock are not registered in the Company's effective Form S-8 registering authorized shares under the Second Amended and Restated Stock Option Plan.

Aggregated Option Exercises In 1999 And Year-End Option Values/Table

                                                                                      Value of
                                                                                     Unexercised
                                                              Number of             In-the-Money
                                                             Unexercised             Options at
                                                             Options at               year-end
                           Shares                             Year-end                   ($)
                          Acquired           Value          Exercisable/            Exercisable/
    Name                 on Exercise       Realized         Unexercisable           Unexercisable
    ----                 -----------       --------         -------------           -------------
Michael I. Ruxin             --               --          100,000 / 2,150,000    $   0 / 656,300

Thomas F. Marcinek           --               --          240,000 / 760,000          0 / 328,150

Alan K. Geddes               --               --          176,667/ 383,333           0 / 131,260

Gerald F. Willman            --               --           60,000 / 90,000           0 / 0

No options were exercised during 1999 by the Company's executive officers.

Long-Term Incentive Plan ("LTIP") Awards Table

No long term incentive plan awards were granted by the Company to any of the executive officers or directors of the Company during the year ended December 31, 1999.

Compensation Of Directors

Standard Arrangements. Members of the Company's Board of Directors are not compensated in their capacities as board members. However, the Company reimburses all of its officers, directors and employees for accountable expenses incurred on behalf of the Company. Currently, the Company does not pay any directors fees for attendance at board meetings.

Other Arrangements. The Company has no other arrangements pursuant to which any director of the Company was compensated during the year ended December 31, 1999, for services as a director.

On August 1, 1998, the Company entered into an employment agreement with Dr. Ruxin for a period of three years commencing August 1, 1998. The initial term of this agreement can be extended at the close of the second year for an additional two years beyond the initial term (creating a term of five years from August 1, 1998). Under the agreement, Dr. Ruxin receives a salary of $190,000 per year and certain other fringe benefits. Dr. Ruxin's employment agreement includes a cost-of-living increase, plus any other increase which may be determined from time to time at the discretion of the Company's Board of Directors. Dr. Ruxin's employment under the employment agreement may be terminated by Dr. Ruxin upon the sale by the Company of substantially all of its assets, a decision by merger or consolidation of the Company to terminate its business and liquidate its assets, the Company with another entity or an agreement to such a merger or consolidation or any other type of reorganization, or if the Company makes a general assignment for the benefit of creditors, files for voluntary bankruptcy or if a petition for the involuntary bankruptcy of the Company is filed in which an order for relief is entered and remains in effect for a period of thirty days or more, or if the Company seeks, consents to, or acquiesces in the appointment of a trustee, receiver or liquidator of the Company or any material part of its assets. Dr. Ruxin's employment under the employment agreement also may be terminated by reason of Dr. Ruxin's death or disability or for cause as set forth in the employment agreement. If the Company for any reason other than cause or permanent disability terminates the agreement, the Company must pay Dr. Ruxin compensation, benefits and incentives at the rate in effect at termination for twenty-four months following the date of termination. Pursuant to Dr. Ruxin's Employment Agreement, the Company authorized the issuance to Dr. Ruxin of a nonqualified stock option to purchase 1,000,000 shares of the Company's common stock at $0.75 per share, exercisable when the Corporation's annual audited financial statements reflect earnings of $0.01 per share, or after a vesting period of sixty months, whichever occurs first and for ten years.

On August 1, 1998, the Company also entered into an employment agreement with Thomas F. Marcinek for a period of three years commencing August 1, 1998. The initial term of this agreement can be extended at the close of the second year for an additional two years beyond the initial term (creating a term of five years from August 1, 1998). Under the agreement, Mr. Marcinek receives a salary of $125,000 per year and certain other fringe benefits. Mr. Marcinek employment agreement includes an annual cost-of-living increase, plus any other increase which may be determined from time to time at the discretion of the Company's Board of Directors. The agreement also contains non-solicitation and annual incentive compensation provisions, which are similar to those, set forth in Mr. Geddes' employment agreement.

Pursuant to the agreement in 1998, Mr. Marcinek received incentive stock options under the Company's Stock Option Plan, as amended, to purchase an aggregate of 350,000 shares of the Company's common stock. The options vest at the rate of 20% per year over a period of five years. If the Company (i) sells substantially all its assets, or (ii) merges or consolidates with another entity or otherwise reorganizes or (iii) terminates Mr. Marcinek for any reason other than for cause prior to the expiration of the agreement, then the entire 350,000 in options shall become 100% vested and immediately exercisable.

Mr. Marcinek may terminate his employment under the employment agreement under the same circumstance as set forth in Dr. Ruxin and Mr. Geddes' employment agreements. If the Company for any reason other than cause or permanent disability terminates Mr. Marcinek's employment agreement, the Company must pay Mr. Marcinek compensation, benefits and incentives at the rate in effect at termination for twelve months following the date of termination.

On August 1, 1998, the Company also entered into an employment agreement with Alan K. Geddes for a period of three years commencing August 1, 1998. The initial term of this agreement can be extended at the close of the second year for an additional two years beyond the initial term (creating a term of five years from August 1, 1998). Under the agreement, Mr. Geddes receives a salary of $125,000 per year and certain other fringe benefits. Mr. Geddes employment agreement includes an annual cost-of-living increase, plus any other increase which may be determined from time to time at the discretion of the Company's Board of Directors. The agreement also contains a non-solicitation provision which prohibits Mr. Geddes from soliciting employees and/or customers of the Company to enter the employ or to do business with any business entity in competition with the Company during Mr. Geddes' employment and for a period of twelve months after the cessation thereof. The agreement also provides that annually, while the employment agreement is in effect, at the sole option of the Company, Mr. Geddes may receive incentive compensation of up to 50% of his then current annual base salary. The incentive compensation will be based on objectives established by the Company and Mr. Geddes on December 31 of each year.

Pursuant to the agreement, in 1998 Mr. Geddes received incentive stock options under the Company's Stock Option Plan, as amended, to purchase an aggregate of 250,000 shares of the Company's common stock. The options vest at the rate of 20% per year over a period of five years. If the Company (i) sells substantially all its assets, or (ii) mergers or consolidates with another entity or otherwise reorganizes whereby the total value of the Company's common stock exceeds $100,000,000 as a result of such transaction or (iii) terminates Mr. Geddes for any reason other than for cause prior to the expiration of the agreement, then the entire 250,000 in options shall become 100% vested and immediately exercisable.

Mr. Geddes' employment under the employment agreement may be terminated by Mr. Geddes under the same circumstance as set forth in Dr. Ruxin's and Mr. Marcinek's employment agreements. If the Company for any reason other than cause or permanent disability terminates Mr. Geddes' employment agreement, the Company must pay Mr. Geddes compensation, benefits and incentives at the rate in effect at termination for twelve months following the date of termination. The Company also paid Mr. Geddes' temporary living expenses associated with his relocation to Sacramento, California.

During 1999, the Board of Directors approved salary increases for Messrs, Ruxin, Marcinek, and Geddes. The increases range from 10% to 20% and are payable, effective August 1, 1999, when the Company has achieved positive cash flow from operations. The Board of Directors also approved bonuses in amounts of $50,000, $25,000, and $10,000 for Messrs, Ruxin, Marcinek, and Geddes, payable when the Company has achieved positive cash flow from operations.

On May 24, 1995, the Company had entered into a five-year employment agreement with William J. Collard. Mr. Collard and the Company reached an agreement whereby Mr. Collard's employment agreement would be terminated and Mr. Collard would retire effective February 4, 1999. The Company agreed to pay Mr. Collard $64,000, in monthly installments of $3,000 per month for approximately 22 months commencing December 30, 1998. In addition, the Company agreed to pay Mr. Collard approximately $237,500, in 42 monthly installments, also commencing December 30, 1998. During the year ended December 31, 1999, the Company paid Mr. Collard $67,917 and as of December 31, 1999, the Company owed Mr. Collard a balance of $163,333.

Reporting On Repricing Of Options

Effective February 20, 1998, the Board of Directors granted an incentive option to purchase 350,000 shares of the Company's common stock to Mr. Thomas F. Marcinek at $0.92 per share. On August 27, 1998, the Board of Directors amended the price of the incentive option to $0.75 per share, the market price of the Company's common stock on that date. During the period from the original grant to the amendment, the Company experienced a change in control. The new Board of Directors believes it was in the best interest of the Company to reprice the option as a further incentive to Mr. Marcinek.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Online Credit and its principals, Fai H. Chan, Kwok Jen Fong, Robert H. Trapp and Jeffrey M. Busch, currently control the Company. Online International and its principals have appointed six of nine members of the Board of Directors of the Company, i.e., Messrs. F. Chan, T. Chan, Fong, Trapp, Busch, and Cook. In addition, Online International owns 98.6% of Heng Fung Capital (S) Limited, which, in turn, owns 100% of Online Credit. In connection with an April 14, 1998, $1,500,000 million loan to the Company, Online Credit was issued a warrant to purchase 6,000,000 shares of the Company's common stock, exercisable at $0.25 per share until April 14, 2008. Online International also owns approximately 38%

(beneficially approximately 67%) of the outstanding common stock of eVision. eVision owns 100% of the outstanding common stock of AFFC. AFFC owns warrants to purchase 46,100 units at $11.55 per unit, exercisable until February 11, 2003, each unit consisting of two shares of common stock and a warrant to purchase one share of common stock at $7.51, exercisable until February 11, 2003. eVision also is a majority holder of shares of the outstanding common stock of eBanker. In connection with an April 14, 1998, $1,650,000 line of credit extended to the Company, a then wholly owned subsidiary of eVision was issued a warrant to purchase 1,000,000 shares of the Company's common stock, exercisable at $0.25 per share until April 14, 2008, and the right to receive a warrant to purchase an additional 5,000,000 shares of the Company's common stock, exercisable at $0.25 per share until April 14, 2008, when the line of credit was drawn upon by the Company. In September 1998, pursuant to an Assignment, Assumption, and Consent Agreement, eVision assigned all its rights duties and obligations under the $1,650,000 line of credit to eBanker. In October 1998, the Company borrowed on the $1,650,000 line of credit and issued eBanker a warrant to purchase 5,000,000 shares of the Company's common stock, exercisable at $0.25 per share until April 14, 2008.

Also, in October 1998, pursuant to a Loan and Warrant Purchase and Sale Agreement, Online Credit sold eBanker $1,000,000 of the April 14, 1998 loan and warrants to purchase 4,000,000 shares of the Company's common stock, exercisable at $0.25 per share until April 14, 2008. Therefore, through its subsidiaries, Online International and its principals beneficially own warrants to purchase 12,000,000 shares of the Company's common stock, exercisable at $0.25 per share until April 14, 2008, and warrants to purchase 46,100 units at $11.55 per unit, exercisable until February 11, 2003, each unit consisting of two shares of common stock and a warrant to purchase one share of common stock at $7.51, exercisable until February 11, 2003.

During 1999, the Company issued eBanker a total of 155,907 shares of common stock of the Company in payment of financing fees. In exchange for the Lockup Agreement described above in Part I, eBanker and eVision were issued 450,000 shares and 50,000 shares of common stock of Global Med , respectively.

Security Ownership of Beneficial Owners

The Company is currently controlled by Online International and its principals, Fai H. Chan, Kwok Jen Fong, Robert H. Trapp and Jeffrey M. Busch, which have appointed six of the nine members of the Board of Directors of the Company, i.e., Messrs. Chan, Fong, Trapp, Busch, Gary L. Cook and Tony Chan. In addition, through its subsidiaries, Online International currently owns 2,655,907 shares of the Company's common stock and derivative securities which may be exercised and/or converted into 12,507,865 shares of the Company's common stock.(1)

The following table sets forth, as of December 31, 1999, the ownership of the Company's common stock, based upon 11,637,786 shares of common stock outstanding, by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) all persons known by the Company to beneficially own more than 5% of the Company's common stock.

                                     Amount and Nature of Beneficial Ownership(2)
                                     -------------------------------------------
                                                                                                       Combined
                                                                                                      Shares of
                                                                                                        Common
                                                                                                      Stock and
                                                                  Percent of          Shares            Shares        Combined
                                                   Shares of        Common          Underlying        Underlying     Percent of
                               Position With        Common        Stock Out-        Derivative        Derivative       Common
      Name and Address            Company            Stock         Standing         Securities        Securities        Stock
      ----------------            -------            -----         --------         ----------        ----------        -----

Michael I. Ruxin, M.D.        Chairman of the       677,800           5.8%             256,250(3)         934,050          7.9%
12600 W. Colfax               Board and Chief
Suite C-420                      Executive
Lakewood, CO 80215                Officer

Fai H. Chan                       Director        2,655,907(4)       22.8%          12,757,865(5)      15,413,772         63.2%
Bank of Communications
Tower, 10th Floor
231-235 Gloucester Road
Wanchai, Hong Kong

Jeffrey M. Busch                  Director          156,000           1.3%           1,000,000(6)       1,156,000          9.1%
Suite 204 B,
Oxford Plaza
University Plaza
Newark, DE 19702

Gerald F. Willman               Director and        882,514(7)        7.6%              92,000(8)         974,514          8.3%
4925 Robert J. Mathews        Vice President-
Parkway, Suite 100                Product
El Dorado Hills, CA 95762        Management
                                 (Wyndgate
                               Technologies)

Gordon E. Segal, M.D.             Director          250,000           2.1%              64,250(9)         314,250          2.7%
3850 Kim Lane
Encino, CA 91436

Thomas F. Marcinek             President and         20,500           0.2%             240,000(10)        260,500          2.2%
4925 Robert J. Mathews        Chief Operating
Parkway, Suite 100                Officer
El Dorado Hills, CA 95762




                                                                                                       Combined
                                                                                                      Shares of
                                                                                                        Common
                                                                                                      Stock and
                                                                  Percent of          Shares            Shares        Combined
                                                   Shares of        Common          Underlying        Underlying     Percent of
                               Position With        Common        Stock Out-        Derivative        Derivative       Common
      Name and Address            Company            Stock         Standing         Securities        Securities        Stock
      ----------------            -------            -----         --------         ----------        ----------        -----


Alan K. Geddes                 Vice President        20,500           0.2%             166,666(11)        187,166          1.6%
4925 Robert J. Mathews         Finance, Chief
Parkway, Suite 100               Financial
El Dorado Hills, CA 95762       Officer and
                                 Treasurer

Kwok Jen Fong                     Director            -0-             0.0%             150,000(12)        150,000          1.3%
7 Tamasek Blvd.
#43-03 Suntec
Tower One
Singapore 038987

Gary L. Cook                      Director            -0-             0.0%              20,000(13)         20,000          0.2%
1700 Lincoln Street
32nd Floor
Denver, CO 80203

Robert H. Trapp                   Director            -0-             0.0%              20,000(14)         20,000          0.2%
1700 Lincoln Street
32nd Floor
Denver, CO 80202

Kim Geist                        Secretary            -0-             0.0%               4,000(15)          4,000          0.03%
12600 W. Colfax
Suite C-420
Lakewood, CO 80215

Tony Chan                         Director            -0-             0.0%                 -0-(16)           -0-           0.0%
1700 Lincoln Street
32nd Floor
Denver, CO 80203

All Directors and                                 4,663,221          40.1%          14,771,031         19,434,252         73.6%
Executive Officers as a
group (12 persons)

Online Credit International         None          2,655,907(1)       22.8%          12,507,865(18)       15,163,772       62.8%
Bank of Communications
Tower, 10th Floor
231-235 Gloucester Road
Wanchai, Hong Kong

William J. Collard                None(19)          598,006           5.1%              15,000(20)        613,006          5.3%
4925 Robert J. Mathews
Parkway, Suite 100
El Dorado Hills, CA 95762

(1) Fai H. Chan is an officer, director and 11.8% shareholder of Online International and, therefore, is a beneficial owner of the shares beneficially owned by Online International and its subsidiaries. Messrs. Fong, Trapp, Busch, Cook and Tony T. W. Chan are also officers, directors and/or shareholders of Online International and/or certain of its subsidiaries; however, they disclaim beneficial ownership the shares beneficially owned by Online International and its subsidiaries. Online International owns 98.6% of the outstanding common stock of Heng Fung Capital (S) Limited (Heng Fung Capital). Heng Fung Capital owns 100% of the outstanding common stock of Online Credit and approximately 31% (beneficially approximately 76%) of the outstanding common stock of
     eVision. eVision owns a majority of the outstanding common stock of eBanker, and 100% of the outstanding common stock of American Fronteer the underwriter of the Company's initial public offering. Online Credit owns 2,000,000 shares of the Company's common stock. eBanker owns: (i) 605,907 shares of the Company's common stock; (ii) warrants to purchase 9,000,000 shares of the Company's common stock, exercisable at $0.25 per share until April 14, 2008; (iii) $1,000,000 in promissory notes which are convertible into shares of common stock at $1.15 per share; and, (iv) $750,000 in promissory notes which are convertible into shares of common stock at $1.13 per share. eVision owns: (i) 50,000 shares of the Company's common stock; and, (ii) warrants to purchase 1,000,000 shares of the Company's common stock, exercisable at $0.25 per share until April 14, 2008. AFFC owns warrants to purchase 46,100 units at $11.55 per unit, exercisable until February 11, 2003, each unit consisting of 2 shares of the Company's common stock and a warrant to purchase 1 share of common stock at $7.51, exercisable until February 11, 2003. eBanker also owns $2,650,000 in promissory notes which are convertible only in the event of default thereon into shares of common stock at $0.25 per share.

(2) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares and, under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3) Includes 6,250 shares underlying warrants issued in connection with the purchase of 10% Notes and 250,000 shares underlying options. Does not include 2,000,000 shares underlying options which are not exercisable within 60 days of the date hereof.

(4) Includes the following shares owned by subsidiaries of Online International, of which he is an officer, director and 11.8% shareholder:
     (i) 2,000,000 shares owned by Online Credit; (ii) 605,907 shares owned by eBanker; and, (iii) 50,000 shares owned by eVision.

(5) Includes the following shares underlying derivative securities owned by subsidiaries of Online International, of which he is an officer, director and 11.8% shareholder: (i) 9,000,000 shares underlying warrants owned by eBanker; (ii) 1,000,000 shares underlying warrants owned by eVision; (iii) 138,300 shares underlying warrants to purchase 46,100 units, each unit consisting of 2 shares of common stock and one warrant, owned by AFFC; (iv) 869,565 shares underlying $1,000,000 in promissory notes owned by eBanker which are convertible into common stock at $1.15 per share; (v) 500,000 shares underlying $750,000 in promissory notes owned by eBanker which are convertible into common stock at $0.50 per share. Also includes 250,000 shares underlying options issued to him for services as a director of the Company. Does not include 10,600,000 shares underlying $2,650,000 in promissory notes owned by eBanker which are convertible only in the event of default thereon into common stock at $0.25 per share.

(6) Includes 400,000 shares underlying options and 600,000 shares underlying warrants.

(7)  Includes  346,481  shares  owned  by Lori J.  Willman,  the  spouse  of Mr.
     Willman.

(8) Includes 90,000 shares underlying options owned by Mr. Willman and 2,000 shares underlying options owned by Lori J. Willman, the spouse of Mr. Willman. Does not include 60,000 shares underlying options owned by Mr. Willman and 8,000 shares underlying options owned by Mrs. Willman which are not exercisable within 60 days of the date hereof. Mr. Willman has granted individual options to certain employees of Wyndgate Technologies to purchase all or any part of 109,434 of his shares of the Company, exercisable until September 21, 2005.

(9) Includes 6,250 shares underlying warrants issued in connection with 10% Notes and 58,000 shares underlying options. Does not include 22,000 shares underlying options which are not exercisable within 60 days of the date hereof.

(10) Includes 240,000 shares underlying options. Does not include 760,000 options which are not exercisable within 60 days of the date hereof.

(11) Includes 166,666 shares underlying options. Does not include 383,334 shares underlying options which are not exercisable within 60 days of the date hereof.

(12) Includes 150,000 shares underlying options.

(13) Includes 20,000 shares underlying options. Does not include (i) 30,000 shares underlying options which are not exercisable within 60 days of the date hereof; and, (ii) 1,650 shares owned by Mr. Cook's sons held in joint accounts with Mr. Cook, which accounts are solely for the benefit of Mr. Cook's sons, of which shares Mr. Cook disclaims beneficial ownership.

(14) Includes 20,000 shares underlying options. Does not include 30,000 shares underlying options which are not exercisable within 60 days of the date hereof.

(15) Includes 4,000 shares underlying options. Does not include 11,000 shares underlying options which are not exercisable within 60 days of the date hereof.

(16) Does not include 50,000 shares underlying options which are not exercisable within 60 days of the date hereof.

(17) Includes   the   following   shares   owned  by   subsidiaries   of  Online
     International: (i) 2,000,000 shares owned by Online Credit; (ii) 605,907 shares owned by eBanker; and (iii) 50,000 shares owned by eVision.

(18) Includes the following shares underlying derivative securities owned by subsidiaries of Online International: (i) 9,000,000 shares underlying warrants owned by eBanker; (ii) 1,000,000 shares underlying warrants owned by eVision; (iii) 138,300 shares underlying warrants to purchase 46,100 units, each unit consisting of 2 shares of common stock and one warrant, owned by AFFC; (iv) 868,565 shares underlying $1,000,000 in promissory notes owned by eBanker which are convertible into common stock at $1.15 per share; and, (v) 500,000 shares underlying $750,000 in promissory notes owned by eBanker which are convertible into common stock at $0.50 per share. Does not include 10,600,000 shares underlying $2,650,000 in promissory notes owned by eBanker which are convertible only in the event of default thereon into common stock at $0.25 per share.

(19) William J. Collard retired as President of Wyndgate Technologies effective February 4, 1999.

(20) Includes 15,000 shares underlying warrants issued in connection with the purchase of 10% Notes. Mr. Collard has granted individual options to an employee of Wyndgate Technologies to purchase all or any part of 1,633 of his shares of the Company, exercisable until September 21, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. Ruxin has personally guaranteed the Company's $1,650,000 line of credit with eBanker.

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     See "EXHIBIT INDEX" on page 37

(b)  Current Reports on Form 8-K:

There were no Current Reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 1999.

                          Independent Auditors' Report




Board of Directors
Global Med Technologies, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Global Med Technologies, Inc. and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Med Technologies, Inc. and Subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP



Denver, Colorado
April 26, 2000

                          Independent Auditors' Report




Board of Directors
Global Med Technologies, Inc.


We have audited the accompanying consolidated balance sheet of Global Med Technologies, Inc. and subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Med Technologies, Inc. and subsidiary as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                  /s/ KPMG LLP
                                                  KPMG LLP

Denver, Colorado
April 9, 1999


                            GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEETS
                            (In thousands, except per share information)
                                                                                                     December 31,
                                                                                               -----------------------
                                                                                               1999               1998
                                                                                               ----               ----
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents ..........................................................     $   330                821
   Accounts receivable-trade, net of allowance for uncollectible accounts
       of  $50 at December 31, 1999 and 1998 ..........................................         445                413
   Accrued revenues, net of allowance for uncollectible accounts of
       $15 at December 31, 1999 and 1998 ..............................................         324                 43
   Prepaid expenses and other assets ..................................................          66                118

Total current assets ..................................................................       1,165              1,395

EQUIPMENT, FURNITURE AND FIXTURES, AT COST:
   Furniture and fixtures .............................................................         167                229
   Machinery and equipment ............................................................         306                308
   Computer hardware and software .....................................................       1,583              1,145
                                                                                            -------            -------
                                                                                              2,056              1,682
   Less accumulated depreciation and amortization .....................................      (1,564)            (1,117)
                                                                                            -------            -------

Net equipment, furniture and fixtures .................................................         492                565

DEFERRED FINANCING COSTS,
   net of accumulated amortization of $10,853 and $6,031 at
   December 31,1999 and 1998 respectively .............................................         300              4,649

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
   net of accumulated amortization of $1,126 and $723 at
   December 31, 1999 and 1998, respectively ...........................................       1,566                920

OTHER ASSETS ..........................................................................          65                 60
                                                                                            -------            -------


Total assets ..........................................................................     $ 3,588              7,589
                                                                                            =======            =======








See accompanying notes to the consolidated financial statements.






                            GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS (CONTINUED)
                            (In thousands, except per share information)


                                                                                                   December 31,
                                                                                             -----------------------
                                                                                             1999               1998
                                                                                             ----               ----
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Accounts payable ................................................................    $    303                 234
   Accrued expenses ................................................................         808                 637
   Accrued payroll .................................................................          87                  53
   Accrued compensated absences ....................................................         412                 438
   Noncompete accrual ..............................................................          35                  35
   Deferred revenue ................................................................       1,502               1,935
   Current portion of financing agreements, related party ..........................        --                   500
   Current portion of capital lease obligations ....................................         145                  91
                                                                                        --------            --------
Total current liabilities ..........................................................       3,292               3,923

CAPITAL LEASE OBLIGATIONS, less current portion ....................................         179                 105

FINANCING AGREEMENTS, RELATED PARTY, less current portion ..........................       4,400               2,200
                                                                                        --------            --------
Total liabilities ..................................................................       7,871               6,228
                                                                                        --------            --------
COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 5, 9 and 11)

STOCKHOLDERS' EQUITY (DEFICIT):

   Preferred stock, $.01 par value: Authorized shares - 10,000;
      none issued or outstanding ...................................................        --                  --
   Common stock, $.01 par value: Authorized shares - 40,000;
      issued and outstanding shares-11,638 and 8,882 at December 31,
      1999 and 1998, respectively ..................................................         116                  89
   Additional paid-in capital ......................................................      27,158              24,884
   Accumulated deficit .............................................................     (31,557)            (23,612)
                                                                                        --------            --------

Total stockholders' equity (deficit) ...............................................      (4,283)              1,361
                                                                                        --------            --------

Total liabilities and stockholders' equity (deficit) ...............................    $  3,588               7,589
                                                                                        ========            ========




See accompanying notes to the consolidated financial statements.


                            GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In thousands, except per share information)

                                                                                      Year Ended December 31,
                                                                                   ----------------------------
                                                                                   1999                    1998
                                                                                   ----                    ----
REVENUES:
   License fee and maintenance revenues ...................................    $  3,675                   2,457
   Implementation and consulting services revenues ........................       1,480                   1,982
   Hardware sales, obtained from vendors ..................................         235                     348
                                                                               --------                --------
                                                                                  5,390                   4,787
                                                                               --------                --------

COST OF REVENUES:
   Software sales and consulting ..........................................       2,700                   1,950
   Hardware sales, obtained from vendors ..................................         247                     300
                                                                               --------                --------
                                                                                  2,947                   2,250
                                                                               --------                --------

Gross profit ..............................................................       2,443                   2,537

OPERATING EXPENSES:
   General and administrative .............................................       2,431                   1,769
   Sales and marketing ....................................................         972                     975
   Research and development ...............................................         334                   1,973
   Depreciation and amortization ..........................................         520                     567
   Restructuring charges ..................................................        --                       132
                                                                               --------                --------

Loss from operations ......................................................      (1,814)                 (2,879)

OTHER INCOME (EXPENSE):
   Interest income ........................................................         117                      18
   Interest expense .......................................................        (465)                   (100)
   Financing costs ........................................................      (6,039)                 (6,031)
   Other ..................................................................         256                     355
                                                                               --------                --------

Net loss ..................................................................    $ (7,945)                 (8,637)
                                                                               ========                ========

Basic and diluted loss per common share ...................................    $  (0.75)                  (1.05)
                                                                               ========                ========

Weighted average number of common shares outstanding ......................      10,554                   8,228
                                                                               ========                ========



See accompanying notes to the consolidated financial statements.

                                   GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                   (In thousands)

                                                                                 Common Stock     Additional
                                                                             ------------------    paid-in     Accumulated
                                                                             Shares      Amount    capital       Deficit       Total
                                                                             ------      ------   ----------   -----------     -----
Balances, December 31, 1997 ..........................................       8,148     $    82      13,420     (14,975)      (1,473)

Issuance of common stock from exercise of warrants
     related to January 1997 12%  notes ..............................         564           5         410        --            415

Issuance of common stock for services ................................         170           2         123        --            125

Fair value of warrants associated with financing agreements ..........        --        10,680        --        10,680

Warrants issued for consulting services ..............................        --          --           210        --            210

Fair value of options issued to former officer .......................        --          --            41        --             41

Net loss .............................................................        --          --          --        (8,637)      (8,637)
                                                                           -------     -------     -------     -------      -------

Balances, December 31, 1998 ..........................................       8,882          89      24,884     (23,612)       1,361

Exercise of warrants in relation to financing agreement ..............       2,000          20         480        --            500

Issuance of common stock in consideration ............................         156           1         175        --            176
     of debt financings

Issuance of common stock for services ................................         100           1          81        --             82

Issuance of common stock for Lockup Agreement ........................         500           5         292        --            297

Fair value of options issued to consultants ..........................        --          --            26        --             26

Fair value of amendments to warrants .................................        --          --         1,217        --          1,217

Employee stock based compensation ....................................        --          --             3        --              3

Net loss .............................................................        --          --          --        (7,945)      (7,945)
                                                                           -------     -------     -------     -------      -------

Balances, December 31, 1999 ..........................................      11,638     $   116      27,158     (31,557)      (4,283)
                                                                           =======     =======     =======     =======      =======


See accompanying notes to the consolidated financial statements.


                            GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)

                                                                                     Year Ended December 31,
                                                                                 ---------------------------
                                                                                 1999                   1998
                                                                                 ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ...............................................................      $(7,945)                (8,637)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation and amortization .....................................          520                    567
     Amortization of software development costs ........................          403                    320
     Amortization of financing costs ...................................        4,822                  6,031
     Changes in allowances for uncollectible amounts ...................         --                     (235)
     Loss on disposal of assets ........................................           38                     35
     Issuance of common stock, options and warrants
       for services and other ..........................................        1,328                    419
     Other .............................................................           (5)                   (61)
     Changes in operating assets and liabilities:
        Accounts receivable-trade ......................................          (32)                  (113)
        Accrued revenues ...............................................         (281)                   225
        Prepaid expenses and other assets ..............................           52                    201
        Accounts payable ...............................................           69                    (90)
        Accrued expenses ...............................................          171                     38
        Accrued payroll ................................................           34                   (345)
        Accrued compensated absences ...................................          (26)                   (11)
        Noncompete accrual .............................................         --                     (115)
        Deferred revenue ...............................................         (433)                  (826)
                                                                              -------                -------

Net cash used in continuing operations .................................       (1,285)                (2,597)
Net cash used in discontinued operations ...............................         --                     (631)
                                                                              -------                -------

Net cash used in operating activities ..................................       (1,285)                (3,228)
                                                                              -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment and fixtures ....................................         (218)                   (77)
Proceeds from sales of property and equipment ..........................            6                     80
Increase in software development costs .................................       (1,049)                (1,104)
                                                                              -------                -------

Net cash used in investing activities ..................................       (1,261)                (1,101)
                                                                              -------                -------




See accompanying notes to the consolidated financial statements.






                            GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                           (In thousands)

                                                                                  Year Ended December 31,
                                                                              ----------------------------
                                                                              1999                    1998
                                                                              ----                    ----
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings on financing agreements .................................       $ 1,450                   2,700
Principal payments on bridge loan ..................................          (200)                   --
Borrowings on bridge loan ..........................................           950                    --
Principal payments under capital lease obligations .................          (145)                   (231)
Issuance of common stock, net offering costs .......................          --                       311
                                                                           -------                 -------

Net cash provided by financing activities ..........................         2,055                   2,780
                                                                           -------                 -------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..........................          (491)                 (1,549)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....................           821                   2,370
                                                                           -------                 -------

CASH AND CASH EQUIVALENTS AT END OF YEAR ...........................       $   330                     821
                                                                           =======                 =======



SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:

Cash paid for interest in 1999 and 1998 was $314 and $100, respectively.

During 1999, the Company entered into the following noncash transactions:

     o The Company issued 2,000 shares of common stock upon exercise of warrants in exchange for the retirement of $500 of outstanding indebtedness.

     o    The Company acquired assets under capital lease obligations of $273.

     o The Company issued 156 shares of its common stock for payment of financing costs of $176.

     o In exchange for the Lockup Agreement, the Company issued 500 shares of its common stock with a fair value of $297.

     o In exchange for services, the Company issued 100 shares of common stock with a fair value of $82, options to consultants for 40 shares of common stock with a fair value of $26, and options to employees, with an exercise price less than market value, of $3.

     o The fair value of amendments to the terms of outstanding warrants resulted in a noncash expense recognition of $1,217.


See accompanying notes to the consolidated financials statements.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND LIQUIDITY

On May 23, 1995, The Wyndgate Group, Limited (Wyndgate) merged with National MRO, Inc. (National MRO) in accordance with the terms and provisions of an
Agreement of Merger and National MRO changed its name to Global Data Technologies, Inc., which subsequently changed its name to Global Med Technologies, Inc. Global Med Technologies, Inc. provides information management software products and services to the health care industry and operates in one business segment.

During 1999, Global Med Technologies, Inc. formed a subsidiary, PeopleMed.com, Inc., a Colorado corporation, which is approximately 85% owned by the Company to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application will allow doctors and other medical employees access to a patient's history. The remaining 15% of PeopleMed is owned by certain officers and directors of Global Med Technologies, Inc. There is no minority interest reflected in the December 31, 1999 balance sheet because PeopleMed had a stockholders' deficit at that date. PeopleMed.com had immaterial operations during 1999.

RELATED PARTIES

Global Med is effectively controlled by Online Credit International Limited (Online International), formerly Heng Fung Holdings Company Limited, and its subsidiary Online Credit Limited, formerly Heng Fung Finance Company Limited (Online Credit) per the terms of the 1998 Financing Agreements described below. In addition, Online International is a significant shareholder of Global Med. Online International also is a majority shareholder of eVision USA.Com, Inc. (eVision) and of a subsidiary of eVision, eBanker USA.com, Inc. (eBanker). eVision holds warrants to purchase 1,000,000 shares of common stock of Global Med at $0.25 per share. Global Med has outstanding balances on various financing agreements with eBanker. (See Note 2). eBanker owns a significant number of shares of common stock of Global Med and holds warrants to purchase 9,000,000 shares of common stock of Global Med at $0.25 per share. eVision has a wholly owned subsidiary, American Fronteer Financial Corporation (American Fronteer or
AFFC) which is a broker dealer. Online International, Online Credit, eVision, eBanker and AFFC are related parties to Global Med.

During 1999 and 1998, the Company incurred losses and used significant amounts of cash in operations. For the year ended December 31, 1999, the Company used cash of $1,285,000 in operating activities compared to $3,228,000 for the year ended December 31, 1998. As described in Note 2, the Company has $300,000 available to draw on the line of credit with eBanker. The financing agreements with eBanker were due April 2000 and September 2000. In April 2000, eBanker agreed to extend the due dates for the principal and interest on each of the financing agreements until January 2001. (See Note 11). Management of the Company believes the available line of credit and debt extensions will be sufficient to fund the Company's operations through December 31, 2000.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Global Med Technologies, Inc. and its subsidiary. Intercompany accounts and transactions are eliminated in consolidation.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

CREDIT RISK AND MARKET RISK

Accounts receivable at December 31, 1999 and 1998 are derived from SAFETRACE(R) and from SAFETRACETx TM sales and related services and re-sales of hardware and software to blood centers and blood center service providers located in the United States. Historically, the Company has not required collateral or other security to support customer receivables. In order to reduce credit risk, the Company requires substantial down payments and progress payments during the course of an installation of its software products. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk specific to customers.

The Company has customers located in numerous locations across the United States and sales are not concentrated in any geographic or economic region.

ACCRUED REVENUES

Accrued revenues at December 31, 1999 and 1998 are billable and collectible within one year.

EQUIPMENT, FURNITURE AND FIXTURES

Equipment, furniture and fixtures are stated at cost. Depreciation and amortization, which includes amortization of assets under capital leases, is based on the straight-line method over estimated useful lives ranging from three to five years.

LONG-LIVED ASSETS

Long-lived assets, including deferred financing costs and capitalized software development costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by the asset are less than its carrying value. Measurement of the impairment loss is based on the fair value of the asset, which is generally determined using valuation techniques such as discounted present value of expected future cash flows. Management does not believe current events or circumstances indicate that the Company's long-lived assets are impaired at December 31, 1999.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


SOFTWARE DEVELOPMENT COSTS

In accordance with the provisions of Statement of Financial  Accounting Standard
(SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company capitalizes software development and production costs once technological feasibility has been achieved. Software development costs incurred prior to achieving technological feasibility are included in research and development expense in the accompanying statement of operations.

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Commencing upon the initial product release or when software development revenue has begun to be recognized, these costs are amortized, based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, generally two to five years. For the years ended December 31, 1999 and 1998, the Company recorded approximately $403,000 and $320,000 of amortization, respectively. Amortization of capitalized software costs is included in cost of revenues in the accompanying statements of operations.

NONCOMPETE AGREEMENTS

The Company has entered into noncompete agreements with three key employees, two of which also served on the Company's Board of Directors, for $350,000. The terms of the agreements are for the greater of five years or the term of the related employee's employment contract. At December 31, 1999 and 1998, $35,000 remains payable whenever sufficient cash flow is available as determined by the Company's Board of Directors.

INCOME TAXES

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

FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures of Fair Value of Financial Instruments requires the fair value of financial instruments be estimated at a point in time and disclosed in the financial statements.

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts. The fair value of the Company's debt instruments approximates fair value based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Also, the carrying amounts of the Company's financial instruments approximate fair value due to the short-term maturities of these items.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


REVENUE RECOGNITION

The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2). Revenue from products or services is recognized based upon shipment of products or performance of services. License fee revenue is recognized upon completion of signed contract and shipment of the software over a term of less than one year. Revenue from royalties is recognized upon receipt of payment or according to the payment terms specified in the contract. Revenue from maintenance contracts is deferred and recognized ratably over the period of the agreement. Implementation, training and consulting revenue is recognized upon completion of the training and course or performance of services, respectively.

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

SIGNIFICANT CUSTOMERS

Software sales and consulting revenues for the year ended December 31, 1999, includes $919,000 (approximately 17% of revenue), of accelerated software license fee payments in connection with a multiple site customer agreement that was terminated and replaced by two separate agreements. During 1998, three customers, The Institute for Transfusion Medicine, Gulf Coast Regional Blood Center and Haemonetics Corporation, accounted for approximately 19%, 12%, and 12%, respectively, of the Company's total revenue from continuing operations.

LOSS PER COMMON SHARE

Basic earnings per share excludes the effects of all potentially dilutive securities including options, warrants and convertible securities, or other common stock instruments, as the effect of such securities would be antidilutive to 1999 and 1998.

STOCK BASED COMPENSATION

The Company has adopted the "disclosure method" provisions of SFAS No. 123, Accounting for Stock- Based Compensation. As permitted under SFAS No. 123, the Company continues to account for stock- based compensation costs under the intrinsic value based method of accounting as prescribed by Accounting
Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. Stock based compensation paid to consultants and other nonemployees is accounted for using the Black Scholes model under the provisions of SFAS No. 123.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that charges in equity during a reporting period, except for transactions with owners in their capacity as owners (for example, the issuance of common stock and dividends paid on common stock) be reported as a component of comprehensive income. The Company had no items of other comprehensive income during 1999 and 1998.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued which was effective for all fiscal years beginning after June 15, 1999. In July 1999, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 was issued. This statement defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not completed its evaluation of the impact of this statement, and is therefore unable to disclose the impact that adoption of SFAS No. 133 will have on its consolidated financial statements.

RESTRUCTURING CHARGES

In March 1998, the Company underwent a restructuring and reorganization which was implemented to reduce general and administrative expenses in such areas as payroll, outside contract services, various health related items, leased office space and others as well. Restructuring expenses were incurred in the amount of $132,000 for the year ended December 31, 1998. All of these expenses had been paid as of December 31, 1998. In October 1999, the Company further reduced its general and administrative expenses in such areas as payroll and contact services. No restructuring charges were incurred in 1999.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 financial statements to conform to 1999 presentation.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2.  FINANCING AGREEMENTS, RELATED PARTY

Summary of Financing Agreements

At December 31, 1999, and 1998, the Company had the following amounts outstanding under financing agreements (in thousands):
                                                                 1999      1998
                                                                 ----      ----

Promissory notes on initial lines of credit with eBanker ..   $ 2,650   $ 2,200
Promissory notes on $2,000 line of credit with eBanker ....     1,000      --
Bridge loan with eBanker ..................................       750      --
Promissory note on line of credit with Online Credit ......      --         500
                                                              -------   -------

                                                                4,400     2,700
Less current portion ......................................      --        (500)
                                                              -------   -------

Long term financing agreements ............................   $ 4,400   $ 2,200
                                                              =======   =======

In connection with these financing agreements, the Company issued warrants to purchase 12 million shares of common stock of Global Med at $0.25 per share. In April 1999, warrants for 2 million shares of common stock of Global Med were exercised in full payment of a $500,000 promissory note from Online Credit. At December 31, 1999, warrants to purchase 10 million shares were outstanding.

1999 Agreements

In April 2000, all financing agreements were extended to January 2001. (See Note
11).

In March 1999, the Company entered into agreements for a comprehensive financing package (March 1999 Financing Agreements) that included: (1) an $8,000,000 preferred stock private placement through American Fronteer; (2) exercise of 2,000,000 warrants at $0.25 per warrant; (3) an extension of the balance of $2,650,000 on the line of credit with eBanker until April 15, 2000, with a change in the default conversion rate from $0.05 per share contained in the original loan agreement to $0.25 per share; and (4) a $750,000 bridge loan, which bears interest at 12% per annum. The agreement with AFFC for the proposed $8,000,000 preferred stock private placement was withdrawn and terminated effective September 20, 1999.

Online Credit surrendered a promissory note in the amount of $500,000 in exercise of the warrants to acquire 2,000,000 shares of common stock of the Company. This transaction was completed on April 29, 1999.

The $2,650,000 loan from eBanker was extended until April 15, 2000, with the previous conversion price of $0.05 per share increased to $0.25 per share. In consideration for the extension, the Company paid a 2% fee to eBanker of $53,000, payable in 42,400 shares of the Company's common stock.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The $750,000 bridge loan, as revised on May 7, 1999, bears interest at 12% and is convertible into shares of common stock of the Company at the 15-day average closing bid price prior to the date of conversion. The loan was due and payable December 31, 1999. In consideration of the original commitment for the bridge loan, the Company paid a fee of 2%, or $15,000, paid with 13,275 shares of common stock of the Company. The maturity date has been extended from December 31, 1999 to September 30, 2000 in consideration of a fee of an additional 13,275 shares of common stock of Global Med and a change in the conversion rate to $0.50 per share.

In April 1999, the Company entered into an agreement with Online Credit for a bridge loan in the amount of $2,000,000 (April 1999 Financing Agreement). The agreement provided for a line of credit, with interest at 12% per annum payable monthly, due April 12, 2000. As consideration for the line of credit, the Company agreed to pay a fee equal to 5% of the total line of credit, or $100,000, paid with 86,957 shares of common stock of the Company as of April 13, 1999. The line of credit will be convertible, at Online Credit's option, into shares of the Company's common stock at a price $1.15 per share.

In September 1999, the Board of Directors voted to replace the $2,000,000 bridge loan with Online Credit, at the request of Online Credit, with a line of credit with similar terms with eBanker. The eBanker line of credit will be convertible into shares of common stock of the Company at a price based on the average closing bid price of the common stock for a period of fifteen business days prior to conversion. In exchange for assuming the commitment, the 86,957 shares of common stock of Global Med were transferred to eBanker. At December 31, 1999, the Company had drawn $1,000,000 on this line of credit and in March 2000, drew an additional $700,000. eBanker has committed to allow Global Med to draw the remaining $300,000 available on the line of credit.

1998 Agreements

On April 14, 1998, Fronteer Capital, Inc. (Fronteer Capital), a wholly owned subsidiary of eVision, and Online Credit committed to provide to the Company lines of credit for up to $1,650,000 and $1,500,000, respectively, for a total combined loan commitment of $3,150,000 over the following twelve months. The loans bore interest calculated at a rate of 12% per annum and originally matured April 15, 1999. At December 31, 1998, the combined loan amount outstanding was $2,200,000.

Pursuant to the loan commitment provided by Online Credit, the Company agreed that the Company's Board of Directors would not exceed nine and Online Credit had the option to cancel all the Company's then existing management and employee contracts. Online Credit appointed six members to the Board of Directors of the Company. Since completion of the April 1998 Financing Agreements and the appointment of the additional directors by Online Credit, new employment contracts, approved by the Board, have been entered into with the Chairman of the Board and Chief Executive Officer; the President and Chief Operating Officer; and the Chief Financial Officer, Vice President, Finance and Treasurer.

For issuing the commitment, Online Credit received warrants to purchase 6,000,000 shares of the Company's common stock. The warrants are exercisable at $0.25 per share for up to 10 years and the Company registered the warrants and the underlying shares for resale under the Securities Act of 1933 (1933 Act.) Using the Black-Scholes model for estimating the fair value of the warrants to purchase 6,000,000 shares of the Company's common stock, the Company recorded $5,340,000 as deferred financing costs as of April 14, 1998, which was amortized straight-line over the term of the loan.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The loan commitment provided by Fronteer Capital has substantially the same terms and conditions as the loan commitment provided by Online Credit except that, if Online Credit had not appointed directors to the Company's Board of Directors, Fronteer Capital had the right to appoint a maximum of three members to the Board of Directors of the Company. Dr. Michael I. Ruxin, the Chief Executive Officer of the Company, has agreed to personally guarantee the repayment of $1,650,000 of the Fronteer Capital line of credit. The guarantee is limited to certain of Dr. Ruxin's assets.

If the Company defaults on the repayment of any amount borrowed by the Company pursuant to the Online Credit commitment, all original existing members of the Board of Directors of the Company would have to resign and Online Credit would have the right to appoint all new members to the Board of Directors; Online Credit would also have the right to convert the outstanding amount of the loan into shares of the Company's common stock at a conversion price of $0.05 per share which was subsequently increased to $0.25 per share in the 1999 Financing Agreement described above, all employment contracts of the management and officers of the Company existing at the time of the financing will be invalid immediately, and their employment will be subject to reconfirmation by Online Credit. If there is no default on the repayment to Online Credit, or if there is default and Online Credit does not exercise its rights on default, Fronteer Capital will have the same rights on default.

On September 11, 1998, Fronteer Capital entered into an agreement with eBanker USA.com, Inc. (eBanker), a majority owned subsidiary of eVision, whereby Fronteer Capital agreed to assign to eBanker its rights to and obligations under the loan commitment to the Company. On September 28, 1998, the Company approved the Assignment, Assumption and Consent Agreement by and between the Company, Dr. Ruxin, Fronteer Capital and eBanker whereby the Company consented to the assignment by Fronteer Capital to eBanker of all of the rights, duties and obligations under the Fronteer Capital line of credit agreement described above.

For issuing the commitment, Fronteer Capital received warrants to purchase 1,000,000 shares of the Company's common stock. When the line of credit was drawn upon, in October 1998, eBanker received additional warrants to purchase 5,000,000 shares of the Company's common stock. The warrants are exercisable at $0.25 per share for up to 10 years and the Company registered the warrants and the underlying shares for resale under the 1933 Act. Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded $890,000 as deferred financing costs as of April 14, 1998, which was amortized straight-line over the term of the loan and $4,450,000 as deferred financing costs as of October 30, 1998, which was amortized straight-line over the remaining term of the loan.

In October 1998, the Company, Online Credit and eBanker entered into a Loan and Warrant Purchase and Sale Agreement whereby Online Credit sold, and eBanker purchased, $1,000,000 of the Online Credit loan and warrants to purchase 4,000,000 shares of the Company's common stock. Online Credit has returned the original notes and its warrant to purchase 6,000,000 shares of the Company's common stock to the Company, and the Company has issued a $500,000 promissory note and a warrant to purchase 2,000,000 shares of the Company's common stock to Online Credit and a $1,000,000 promissory note and a warrant to purchase 4,000,000 shares of the Company's common stock to eBanker.

The Company agreed to pay a cash finder's fee of 9% of the original eVision line of credit to American Fronteer payable as the eBanker line of credit was drawn. As of December 31, 1998, the Company had paid AFFC $108,000 under the agreement.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3.  DEFERRED REVENUE

Deferred revenue consists of the following:  (in thousands)

                                                            December 31,
                                                           1999     1998
                                                           ----     ----

          Ortho-Clinical Diagnostics ..................  $  896   $1,000
          Institute for Transfusion Medicine ..........     452      485
          Other .......................................     154      450
                                                         ------   ------

                                                         $1,502   $1,935
                                                         ======   ======

Ortho-Clinical Diagnostics, Inc. In 1996, the Company entered into an Exclusivity and Software Development agreement (the Exclusivity Agreement) with Ortho-Clinical Diagnostics, Inc. (OCD), a wholly owned subsidiary of Johnson & Johnson. The Exclusivity Agreement provided OCD the exclusive right to negotiate with the Company with respect to the Company's activities and developments in information technology and intellectual property relating to donor and transfusion medicine. In connection with this agreement, the Company received $500,000 in 1996.

In May 1997, the Company received a request from OCD to continue its evaluation of the Company's technology, on a non-exclusive basis, with the intent of responding to the Company by July 14, 1997 regarding whether or not OCD would propose some form of transaction with the Company. The Company received an additional $500,000 from OCD during 1997. The Company and OCD agreed to further extensions of this non-exclusive agreement through December 31, 1998 to enable OCD to complete its strategic evaluation. The Company also agreed to perform certain software development services. In connection with the extension to December 31, 1998, the parties agreed that OCD had until June 30, 1999, to elect to require the Company to provide the software development services as defined in the Exclusivity Agreement. The Company finalized the Manufacturer's Representative and Software Development Agreement (OCD Agreement) during June 1999 making OCD the exclusive in-vitro diagnostics manufacturer's representative for the SAFETRACE TX(TM) product in defined territories around the world. The total of $1,000,000 was included in deferred revenue as of December 31, 1998. Per the final agreement, $500,000 of the $1,000,000 was released as of August 15, 1999 in consideration of the exclusivity agreement. This non-refundable $500,000 is being amortized to income over the remaining term of the OCD Agreement which expires, at the Company's discretion, and is subject to renewal on June 15, 2001. The remaining $500,000 will be recognized when the Company performs software development services for OCD.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Institute for Transfusion Medicine. Pursuant to a Development Agreement (the Development Agreement) dated July 1996, between the Company and The Institute for Transfusion Medicine (ITxM), the Company agreed to develop and has completed the development of Commercial Centralized Transfusion System Software (Commercial CTS Software), which is the SAFETRACE TX(TM) software product. The Development Agreement provided for a royalty payment to ITxM for revenues received from the sale of the Commercial CTS Software, net of certain fees and charges. The royalty period started with the first commercial transfer for value of the Commercial CTS Software, which was March 31, 1999. The Development Agreement further granted ITxM a non-exclusive, perpetual and fully-paid license to operate SAFETRACE TX(TM) for internal use, which includes companies which ITxM controls as defined in the Development Agreement and companies which ITxM has the ability to cause the direction of management whether through ownership of voting securities, by contract or otherwise.

In January 1998, the Company and ITxM agreed (the January 1998 Agreement) that the Company would not be required to pay monetary penalties, accrued in 1997, in the approximate amount of $485,000 to ITxM, which were incurred as a result of delays in development of SAFETRACE TX(TM), in consideration of the Company providing to ITxM additional maintenance services and product upgrades and substitute liquidated damage provisions for delays. At December 31, 1999, the balance remaining of deferred revenue was $452,000. Of this balance, $142,000 is being recognized monthly under a maintenance agreement. The remaining balance will be recognized upon delivery of SAFETRACE TX(TM) upgrades.

Other deferred revenue primarily consists of unearned maintenance revenue, sales of software licenses and related postcontract customer support, and re-sales of hardware and software which were not yet recognizable as revenue pursuant to the Company's revenue recognition accounting policies.


NOTE 4.  INCOME TAXES

The Company has net operating loss carryforwards of approximately $19,573,000, which expire in the years 2006 to 2014. Net operating loss carryforwards of $4,820,000 are subject to limitation under Section 382 of the Internal Revenue Code due to the change in ownership resulting from the February 1997 initial public offering.

Actual income tax benefit differs from the amount calculated using the Federal statutory tax rate as follows (in thousands):

                                                                1999       1998
                                                                ----       ----

Expected tax benefit .....................................   $(2,702)    (2,937)
Effect of permanent differences ..........................     1,640      2,061
Change in valuation allowance for deferred tax assets ....     1,234      1,401
State tax benefit, net of federal benefit ................      (139)      (136)
Other ....................................................       (33)      (389)
                                                             -------    -------

                                                             $  --         --
                                                             =======    =======

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The components of the deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows (in thousands):
                                                                 1999      1998
                                                                 ----      ----
Deferred tax assets:
  Net operating loss carryforward .........................   $ 7,732     6,070
  Allowance for uncollectible accounts and notes receivable       125       125
  Unearned revenue and accrued expenses ...................       977     1,161

     Gross deferred tax assets ............................     8,834     7,356
     Valuation allowance ..................................    (8,211)   (6,977)
                                                              -------   -------

     Net deferred tax assets ..............................       623       379
                                                              -------   -------

Deferred tax liabilities:
  Capitalized software development costs ..................       619       363
  Accelerated depreciation for tax purposes ...............         4        16
                                                              -------   -------

     Gross deferred tax liabilities .......................       623       379
                                                              -------   -------

Deferred tax assets, net ..................................   $  --        --
                                                              =======   =======

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that the deferred tax assets would be realized. The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income in the period in which the temporary differences become deductible. The Company has established a valuation allowance for deferred taxes due to the uncertainty that the deferred tax assets will be utilized.


NOTE 5.  LEASES

The Company leases equipment and office space. Rental expense under operating leases was approximately $119,000 and $343,000, net of sublease income of $94,000 and $35,000, for the years ended December 31, 1999 and 1998, respectively. Certain leases of equipment and fixtures are classified as capital leases. A principal stockholder of the Company has personally guaranteed repayment of certain capital lease obligations.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Included in equipment, furniture and fixtures in the accompanying balance sheets are the following assets held under capital leases (in thousands):

                                                 December 31,
                                               ---------------
                                               1999       1998
                                               ----       ----

Furniture and fixtures ..................   $   127        127
Machinery and equipment .................       167        179
Computer hardware and software ..........       803        518
                                            -------    -------

Assets under capital lease ..............     1,097        824
Less accumulated amortization ...........      (897)      (669)
                                            -------    -------

Assets under capital lease, net .........   $   200        155
                                            =======    =======

The following represents the minimum lease payments remaining under capital leases and the future minimum lease payments for all noncancelable operating leases at December 31, 1999 (in thousands):

                                                              Capital  Operating
                                                               Leases    Leases
                                                              -------  ---------

         2000 .............................................   $  158    $  153
         2001 .............................................      143       176
         2002 .............................................       42       157
         2003 .............................................       26       158
         2004 and thereafter ..............................     --         396
                                                              ------    ------

Total minimum lease payments ..............................      369    $1,040
                                                                        ======
    Less amount representing interest .....................      (45)
                                                              ------
Present value of minimum lease payments ...................      324
    Less current portion of obligations under capital lease     (145)
                                                              ------

Obligations under capital lease, less current portion .....   $  179
                                                              ======

During 1999, the Company relocated its Rancho Cordova, California office to another location in El Dorado Hills, California with a lower lease payment. The Company terminated its previous lease. Also during 1999, the Company relocated its Lakewood, Colorado office to a smaller, less expensive location. The previous location has been sublet for an amount that approximates the lease obligation. These transactions are reflected in the minimum lease payments for operating leases above.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6.  STOCKHOLDERS' EQUITY

In 1999 and 1998, the Company issued 100,000 and 50,000 shares of common stock that have not been registered under the 1933 Act, respectively, to a director for legal services issued. The market value of these shares based on quoted market prices of $82,000 and $33,000, is included in the statements of operations for the years ended December 31, 1999 and 1998, respectively.

The Company has a stock compensation plan covering issuances of up to 200,000 shares of common stock to employees, consultants and other service providers to the Company. In 1998, the Company issued 120,000 shares of common stock to a third party for services under this plan. The market value of these shares was $93,750, based on quoted market prices. During the years ended December 31, 1999 and 1998, $62,500 and $31,250, respectively, was recognized in the Company's statements of operations as the services were performed. At December 31, 1999, 65,000 shares remain available for grant under this plan.

In 1998, the Company issued a total of 563,624 shares of common stock in connection with the exercise of warrants at $0.55 per share, which was 75% of the market value of the shares on the date of grant of the warrants. The Company received $311,000 in cash proceeds and recognized expense in the amount of $104,000.


NOTE 7.  STOCK OPTION PLANS AND WARRANTS

The Company's Amended and Restated Stock Option Plan (the Plan) provides for the issuance of options to purchase up to 2,200,000 shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive or nonqualified stock options. Only employees of the Company are eligible to receive incentive options. Unless terminated sooner, the Plan will expire on May 31, 2000. Options granted under the Plan vest on a straight-line basis based on schedules as determined by the Board of Directors upon grant and generally expire 10 years after grant.

In 1999, two consultants were granted nonqualified options to purchase 40,000 shares of the Company's common stock at $0.66 per share. The fair value of these grants was $26,300 and is being charged to the statement of operations over the vesting period of five years.

In 1998, the Board of Directors granted a nonqualified option to purchase 55,248 shares of the Company's common stock to a former officer of the Company. The exercise price is $0.92 per share; the option was vested immediately and is exercisable for ten years. The fair value of this warrant was $41,000 and was charged to the 1998 statement of operations.

The Company may grant nonqualified options that are outside of the Plan. The terms of certain of these grants are consistent with the terms of the options issued under the Plan such as straight-line vesting, and ten year exercisability. However, other non-plan stock option grants may have certain other conditions to their terms. The following describes the significant grants of such a nature, made in 1998 and 1999, that are included in the total non-plan stock option grants outstanding of 5,067,500 as of December 31, 1999:

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


In 1999, the Board of Directors approved a grant of nonqualified options, to purchase 1,500,000 shares of the Company's common stock to two officers of the Company, which options shall be exercisable only at the earlier of (i) such time as the earnings of the Company are at least $.01 per share, as determined by the Company's independent public accountants; (ii) such time as the Company is sold or merged, or there is a change in control of the Company; or (iii) 5 years from the effective date, and are exercisable at $0.5625 per share for a period of ten years. In addition, the Board of Directors approved a grant of nonqualified options to purchase 200,000 shares of the Company's common stock to an officer of the Company, which options shall be cancelable at any time by the Chief Executive Officer of the Company, and exercisable solely at the discretion of the Chief Executive Officer and only at the earlier of (i) such time as the earnings of the Company are at least $.01 per share, as determined by the Company's independent public accountants; (ii) such time as the Company is sold or merged, or there is a change in control of the Company; or (iii) 5 years from the effective date and are exercisable at $0.5625 per share for a period of ten years.

Pursuant to Dr. Ruxin's Employment Agreement, in 1998, the Company authorized the issuance to Dr. Ruxin of a nonqualified stock option to purchase 1,000,000 shares of the Company's common stock at $0.75 per share, exercisable for ten years. The option may be exercisable only when the Company's annual audited financial statements reflect earnings of at least $0.01 per share or after a vesting period of sixty months, whichever occurs first.

As of December 31, 1999, approximately 2,082,183 options are exercisable. During the years ending December 31, 2000, 2001, 2002, 2003 and 2004, 694,133; 602,800;
600,100; 1,206,000, and 1,830,000 additional options become exercisable.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following represents additional information relative to stock option activity:

                                                                                         Non-plan
                                             Incentive            Nonqualified         Nonqualified
                                              Options               Options              Options                Total
                                             ---------            ------------         ------------             -----
Outstanding as of
   January 1, 1998 ......................      442,998               420,220               185,000            1,048,218
      Granted ...........................    1,647,000                55,248             2,382,000            4,084,248
      Canceled ..........................     (615,498)             (125,752)                 --               (741,250)
                                            ----------            ----------            ----------           ----------
Outstanding as of
   December 31, 1998 ....................    1,474,500               349,716             2,567,000            4,391,216
      Granted ...........................      480,000                40,000             2,500,500            3,020,500
      Canceled ..........................     (396,500)                 --                    --               (396,500)
                                            ----------            ----------            ----------           ----------
Outstanding as of
    December 31, 1999 ...................    1,558,000               389,716             5,067,500            7,015,216
                                            ==========            ==========            ==========           ==========

Expiration dates:
    December 31, 2001 ...................         --                  25,000                  --                 25,000
    December 31, 2002 ...................         --                   1,029                  --                  1,029
    December 31, 2003 ...................         --                    --                    --                   --
    December 31, 2004 ...................         --                    --                    --                   --
    December 31, 2005 ...................       34,000                 6,000                  --                 40,000
    December 31, 2006 ...................        8,000                 5,500                  --                 13,500
    December 31, 2007 ...................      126,500               256,939               185,000              568,439
    December 31, 2008 ...................      949,500                55,248             2,382,000            3,386,748
    December 31, 2009 ...................      440,000                40,000             2,500,500            2,980,500
                                            ----------            ----------            ----------           ----------
Outstanding as of
   December 31, 1999 ....................    1,558,000               389,716             5,067,500            7,015,216
                                            ==========            ==========            ==========           ==========

During the year ended December 31, 1999, 3,020,500 options were granted with a weighted average exercise price of $0.62 per share and 396,500 options were canceled with a weighted average exercise price of $0.94 per share. As of December 31, 1999, the outstanding options had a range of exercise prices of $
0.56 to $3.75 and a weighted average exercise price of $0.90. As of December 31, 1999, 2,082,183 options were exercisable with a weighted average exercise price of $0.84 and a weighted average remaining contractual life of 9.5 years.

At December 31, 1998, the weighted average exercise price of the outstanding options was $0.98. During the year ended December 31, 1998, 4,084,248 options were granted with a weighted average exercise price of $0.79 per share and 741,250 options were canceled with a weighted average exercise price of $1.41 per share.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Pro forma disclosures

The fair value of options granted during 1999 and 1998 were determined using the following weighted average assumptions:

    A risk-free rate of approximately 6.14% and 4.59%; an average expected life of 5 years and 5 years; a dividend yield of 0% and 0%; and volatility of 244% and 208% for the years ended December 31, 1999 and 1998, respectively.

For the purposes of pro forma disclosures, the estimated fair value of the employee options is amortized to expense over the options' vesting period. Pro forma information is as follows: (in thousands, except per share amounts)

                                                         1999             1998
                                                         ----             ----

     Pro forma net loss ......................    $    (8,865) $         (8,985)
     Pro forma net loss per share ............          (0.84)            (1.09)

The estimated fair value of the total options granted during the year ended December 31, 1999 was $1,787,000. The estimated fair value compensation expense associated with the options granted in 1999 and their respective portions vesting in 1999 were $183,000 for the year ended December 31, 1999.

Warrants

The following summarizes the outstanding warrants to purchase shares of common stock of Global Med for the years ended December 31, 1998 and 1999:

                                                                  Weighted
                                                                   Average
                                                Number of         Exercise
                                                Warrants            Price
                                                ---------         --------

     Balance at December 31, 1997 .........     2,195,888          $4.703
     Issued ...............................    13,163,624           0.286
     Exercised ............................      (563,624)          0.660
     Canceled .............................      (150,000)          2.975
                                               ----------         -------
     Balance at December, 31, 1998 ........    14,645,888           0.906
     Issued ...............................     2,045,588           3.613
     Exercised ............................     2,000,000           0.25
     Canceled .............................    (2,045,588)          3.613
                                               ----------         -------
     Balance at December 31, 1999 .........    12,645,888          $1.010
                                              ===========          ======

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


On December 22, 1999, the Board of Directors extended the exercise time of its previously issued 1,456,988 Class A Warrants from February 11, 2002 to February 11, 2003. The Company has also reduced the exercise price of these warrants from $4.55 to $3.00 per share. This resulted in expense to the Company of $899,800. AFFC, the original underwriter, was issued warrants to acquire 46,100 units exercisable at $11.55 per unit until January 14, 2002. Each unit consists of two shares of common stock and a warrant to purchase one share of common stock at $7.51 per share. The Company extended the underwriter's warrants until February 11, 2003, but did not reduce the exercise price of the underwriter's warrants. Using the Black Scholes model for estimating fair value, the Company recognized $78,000 of financing costs expense on this transaction.

On June 2, 1999, the Board of Directors authorized the extension of the 10% Note Warrants. These warrants to purchase 187,800 shares of common stock of Global Med at $3.75 per share were originally granted on June 26, 1996 and were exercisable for a period of three years, through June 26, 1999. The expiration date was extended to June 26, 2004 by the Board of Directors. All other terms remained the same. Using the Black Scholes model for estimating fair value, the Company recognized $238,000 of financing costs expense on this transaction.

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

Lockup Agreements

On October 25, 1999, the Company entered into a Lockup Agreement with eBanker and a Lockup Agreement with eVision. The agreements provide that eBanker and eVision will not, between October 25, 1999 and October 28, 2000, without the Company's prior written consent, publicly offer, sell, contract to sell, grant any option for the sale of, or otherwise dispose of, directly or indirectly, (i) warrants to purchase 9,000,000 shares of the Company's common stock at $0.25 per share held by eBanker or the warrants to purchase 1,000,000 shares of the Company's common stock at $0.25 per share held by eVision and (ii) any shares (the "Shares," and, together with the warrants, the "Securities") of common stock issuable upon the exercise of the warrants; provided, however, that eBanker or eVision may offer, sell, contract to sell, grant an option for the sale of, or otherwise dispose of all or any part of the Securities or other such security or instrument of the Company during such period if such transaction is private in nature and the transferee of such Securities or other securities or instruments agrees, prior to such transaction, to be bound by all of the provisions of the lockup agreements. In exchange for entering into the agreements, eBanker and eVision were issued 450,000 shares and 50,000 shares of common stock of the Company, respectively. The shares had a value of $296,875 on October 25, 1999, based on the quoted market price of the stock, which will be amortized over the term of the agreement.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

NOTE 8.  CONTRIBUTIONS TO RETIREMENT PLAN

The Company has a 401(k) retirement plan which covers eligible employees, as defined, of the Company (the 401(k) Plan). Employees may defer up to fifteen percent of their annual compensation up to the maximum amount as determined by the Internal Revenue Service. Under the 401(k) Plan, the Company, at its discretion, may make contributions to the plan. No Company contributions were made to the 401(k) Plan in 1999 or 1998. The Company paid 401(k) Plan administrative expenses of approximately $1,175 and $500 for the years ended December 31, 1999 and 1998 respectively. Such 401(k) Plan expenses are included in general and administrative expenses in the accompanying statements of operations.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

As part of the consideration for the Royalty Group, eight California blood centers, funding approximately $1,100,000 of the development of SAFETRACE(R), the Company agreed to pay the Royalty Group certain royalty payments on future software license fees. Royalties were charged in 1999 and 1998 based on applicable revenues of 3% and 6%, respectively. Royalty expenses related to this agreement were approximately $21,000 and $60,000 for the years ended December 31, 1999 and 1998, respectively, and are included in cost of revenues in the accompanying statements of operations. Future royalties will be 3% of applicable revenues. The agreement may be terminated per certain provisions of the agreement.

NOTE 10.  DISCONTINUED OPERATIONS

On August 18, 1997, the Company entered into an asset purchase agreement with National Medical Review Offices, Inc. (NMRO) to sell its DataMed division to NMRO. In conjunction with the sale, the Company and NMRO also entered into a management agreement where NMRO agreed effective July 1, 1997 to assume the direction and control of the business and operations of DataMed. Accordingly, NMRO managed the business and assumed ownership responsibilities for the operational results from July 1, 1997 through the date of final close. On December 15, 1997, upon stockholders' approval, the Company finalized the sale of the assets and operations of DataMed to NMRO for approximately $1 million in proceeds net of various closing costs and the assumption of certain liabilities. The net liabilities of the discontinued operations as of December 31, 1997 consisted solely of net current liabilities of $631,000, which were paid during 1998.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11.  SUBSEQUENT EVENTS

Debt Extensions

In April 2000, the loan agreements with eBanker for $2,650,000 and $2,000,000 that were due in April 2000 were extended to January 9 and January 7, 2001, respectively. Payment of interest was also extended to the respective dates in January 2001. The conversion rate of the $2,650,000 loan agreement was increased to $1.6875 per share. Other terms of the loans remain the same. In consideration of the extension, Global Med agreed to pay a fee of 137,778 shares of its common stock. Based on the market price of the stock on the date of the agreements, the shares have a value of $262,130, which will be recorded as deferred financing costs and amortized over the extension period. If the loans and accrued interest are not repaid in 270 days, ten-year warrants, convertible into common stock of Global Med at an exercise price of $0.50 per share, will be issued to eBanker. The number of common shares to be included in the warrant to be issued will be equal to the entire principal and interest amount divided by the exercise price of $0.50.

The bridge loan with eBanker of $750,000 matures on September 30, 2000. In April 2000, eBanker agreed to extend the due date to January 1, 2001. Payment of interest was also extended to January 1, 2001. Global Med agreed to pay a fee of 22,222 shares of its common stock. Based on the market price of the stock on the date of the agreements, the shares have a value of $37,500, which will be recorded as deferred financing costs and amortized over the extension period.

Consultancy Agreement

The Company entered into a consultancy agreement, effective as of February 24, 2000, for a period of twenty-four (24) months, with National Financial Communications Corporation, dba OTC Financial Network (OTC Financial). OTC Financial will provide consulting services, with the expressed intent and goal of getting the Company, or its successor or assigns, listed on the Nasdaq Stock Market which include providing financial community and investor relations for the Company; and advising the Company, as requested, regarding financial community and investor relations.

Upon execution of this agreement, the Company agreed to: (a) issue to OTC Financial 250,000 shares of restricted common stock; and (b) deposit into an escrow account, in the name of OTC Financial, an additional 250,000 shares of restricted common stock. Upon the Company's listing on the Nasdaq Stock Market, the stock held by the escrow will be released to the consultant. The shares of common stock held in the escrow account may be returned to Company in the event of: (a) the term of the consultancy agreement should expire before the Company is listed on the Nasdaq Stock Market; or (b) the agreement is terminated before the Company is listed on the Nasdaq Stock Market; or (c) the Company gives notice to OTC Financial of OTC Financial's breach of the agreement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GLOBAL MED TECHNOLOGIES, INC.
                                    A Colorado Corporation

Date: April 26, 2000                By /s/ Michael I. Ruxin
                                       -----------------------------------------
                                       Michael I. Ruxin, Chairman of the Board
                                       and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Company and in the capacities and on the dates indicated have signed this report below.

Dated:  April 26, 2000             /s/ Michael I. Ruxin
                                   --------------------------------------------
                                   Michael I. Ruxin, Chairman of the Board
                                   and Chief Executive Officer and Director

Dated:  April 26, 2000             /s/ Thomas F. Marcinek
                                   --------------------------------------------
                                   Thomas F. Marcinek, President and Chief
                                   Operating Officer

Dated:  April 26, 2000             /s/ Gerald F. Willman, Jr.
                                   --------------------------------------------
                                   Gerald F. Willman, Jr., Director and Wyndgate
                                   Vice President - Product Management

Dated:  April 26, 2000             /s/ Alan K. Geddes
                                   --------------------------------------------
                                   Alan K. Geddes, Chief Financial Officer,
                                   Vice President, Finance and Treasurer

Dated:  April 26, 2000             /s/ Fai H. Chan
                                   --------------------------------------------
                                   Fai H. Chan, Director

Dated:  April 26, 2000             /s/ Robert H. Trapp
                                   --------------------------------------------
                                   Robert H. Trapp, Director

Dated:  April 26, 2000             /s/ Kwok Jen Fong
                                   --------------------------------------------
                                   Kwok Jen Fong, Director

Dated:  April 26, 2000             /s/ Jeffrey M. Busch
                                   --------------------------------------------
                                   Jeffrey M. Busch, Director

Dated:  April 26, 2000             /s/ Gary L. Cook
                                   --------------------------------------------
                                   Gary L. Cook, Director

Dated:  April 26, 2000             /s/ Gordon E. Segal
                                   --------------------------------------------
                                   Gordon E. Segal, Director

Dated:  April 26, 2000             /s/ Tony Chan
                                   --------------------------------------------
                                   Tony Chan, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    EXHIBITS

                                       TO

                                   FORM 10-KSB

                          GLOBAL MED TECHNOLOGIES, INC.
                                 and SUBSIDIARY

                                  EXHIBIT INDEX

Exhibit
Number                        DESCRIPTION
-------                       -----------

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

 4.2      Form of Class A Common stock Purchase Warrant Certificate (1)

 4.3      Specimen copy of stock  certificate  for Common stock,  $.01 par value
          (1)

10.1 Lease Agreement, dated April 15, 1992, and Lease Addendums, dated April 8, 1992 and October 21, 1994 (1)

10.2      Lease Agreement, dated July 19, 1995, and Lease Addendum (1)

10.3 Employment Agreement, dated May 24, 1995, between the Company and Michael I. Ruxin, as amended July 8, 1995, August 1, 1995, September 21, 1995 and July 15, 1996 (1)

10.4 Employment Agreement, dated May 24, 1995, between the Company and William J. Collard, as amended July 22, 1996 (1)

10.5 Employment Agreement, dated June 28, 1995, between the Company and Joseph F. Dudziak (1)

10.6 Employment Agreement, dated February 8, 1996, between the Company and L.E. "Gene" Mundt (1)

10.7 Amended and Restated Stock Option Plan, as amended on May 5, 1995, May 29, 1996 and December 11, 1996 (1)

10.7(A) Amendment dated March 31, 1997, to the Amended and Restated Stock Option Plan. (2)

10.8      Voting Agreement, dated May 23, 1995 (1)

10.9 Shareholders' Agreement dated August 16, 1991, as amended on May 5, 1995 September 1996, June 24, 1996, July 25, 1996, Consent and Waiver, dated July 12, 1996, and Rescission of Shareholder's Agreement, dated June 22, 1996 (1)

10.10 Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

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

10.15 Amendment, dated November 14, 1996, to Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.16 Amendment, dated January 14, 1997, to Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.17     Interim  Management  Agreement,   dated  July  7,  1997,  between  the
          Company and National Medical Review Offices, Inc. (1)

10.18     Asset  Purchase   Agreement,   dated  August  18,  1997,  between  the
          Company and National Medical Review Offices, Inc. (1)

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

10.24 Loan Commitment, dated April 14, 1998, between Fronteer Capital, Inc. and the Company, as amended on April 16, 1998 (4)

10.25 Amendment to Loan Commitment, dated April 16, 1998, between Heng Fung Finance Company Limited and the Company (4)

10.26 Amendment to Loan Commitment, dated April 16, 1998, between Fronteer Capital, Inc. and the Company (4)

10.27 Second Amendment to Loan Commitments, dated April 20, 1998 between the Company, Heng Fung Finance Company Limited and Fronteer Capital, Inc.
          (4)

10.28 Employment Agreement, dated August 1 , 1998, between the Company and Michael I. Ruxin (5)

10.29 Employment Agreement, dated August 1, 1998, between the Company and Alan K. Geddes (5)

10.30 Employment Agreement, dated August 1, 1998, between the Company and Thomas F. Marcinek (5)

10.31 Consultancy Agreement, dated August 1, 1998, between the Company and Jeffrey M. Busch, Esq. (5)

10.32 Warrant to Purchase Common Shares dated April 20, 1998, issued by the Company to Heng Fung Finance Company Limited (5)

10.33 Warrant to Purchase Common Shares dated April 20, 1998, issued by the Company to Fronteer Capital, Inc. (5)

10.34 Loan Agreement, dated August 12, 1998, between the Company and Heng Fung Finance Company Limited (5)

10.35 Loan Agreement, dated August 12, 1998, between the Company and Fronteer Capital, Inc. (5)

10.36 Personal Guaranty, dated August 12, 1998, by Michael I. Ruxin, M.D. as Guarantor, the Company as Debtor and Fronteer Capital, Inc. as Beneficiary (5)

10.37 Assignment, Assumption and Consent Agreement, dated September 28, 1998, by the Company, Michael I. Ruxin, M.D., Fronteer Capital Inc. and Fronteer Development Finance, Inc. (5)

10.38 Loan and Warrant Purchase and Sale Agreement, dated October 7, 1998, between the Company, Heng Fung Finance Company Limited and Fronteer Development Finance (5)

10.39 Promissory Note, dated October 30, 1998, by the Company as Maker and Fronteer Development Finance as the Holder (5)

10.40 Warrant to Purchase Common Shares, dated October 30, 1998, issued by the Company to Fronteer Development Finance Inc. (5)

10.41 Promissory Note, dated October 26, 1998, by the Company as Maker and Fronteer Development Finance, Inc. as the Holder (5)

10.42 Promissory Note, dated October 26, 1998, by the Company as the Maker and Heng Fung Finance Company Limited as the Holder (5)

10.43 Warrant to Purchase Common Shares, dated October 26, 1998, issued by the Company to Fronteer Development Finance, Inc. (5)

10.44 Warrant to Purchase Common Shares, dated October 26, 1998, issued by the Company to Heng Fung Finance Company Limited (5)

10.45 Employment Agreement, dated February 1, 1999, between the Company and James Flynt (6)

10.46 Bridge Loan Agreement, dated March 18, 1999, between the Company and eBanker USA.Com, Inc. (6)

10.47 First Amendment to Loan Agreement among the Company, Michael I. Ruxin, M.D., eBanker USA.Com, Inc. and Heng Fung Finance Company Limited, dated March 18, 1999 (6)

10.48 Office Lease between the Company and Golden Hill Partnership, dated January 11, 1999 (6)

10.49     Standard   Industrial/Commercial   Multi-Tenant   Lease   between  the
          Company and James W. Cameron, Jr., dated February 8, 1999 (6)

10.50 Settlement Agreement and Release of All Claims between the Company and William J. Collard and Hollis Gailey, dated December 22, 1998 (6)

10.51 Bridge Loan Agreement, dated April 13, 1999, between the Company and Heng Fung Finance Company Limited (7)

10.52 Revised Bridge Loan Agreement, dated May 7, 1999, between the Company and eBanker USA.com, Inc. (7)

21        Subsidiaries of the Company

23        Consent of Independent Auditors - Deloitte & Touche LLP

23.1      Consent of Independent Auditors - KPMG LLP

27        Financial Data Schedule

99 Proxy and Right of First Refusal Agreement, dated November 14, 1996, between and among Ortho Diagnostic Systems Inc. and Michael I. Ruxin, William J. Collard, Gerald F. Willman, Jr., Lori J. Willman, Timothy Pellegrini and Gordon Segal (1)

-------------------

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

     (2) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-28155).

     (3) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-45031).

     (4) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

     (5) Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-52761).

     (6) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

     (7) Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended March 31, 1999.