Form 10QSB
period 2000-03-31
GLOBAL MED TECHNOLOGIES INC
filed 2000-05-22
CIK 1009463

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number       000-22083
                             ---------


                          GLOBAL MED TECHNOLOGIES, INC.
         ---------------------------------------------------------------
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

                                 Not Applicable
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  [X]        No   [ ]


As of May 15, 2000, 12,341,786 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format     Yes   [ ]     No  [X]

                          GLOBAL MED TECHNOLOGIES, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                        PAGE NO.


                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

          a.   Unaudited Consolidated Balance Sheets as of March 31, 2000
               and December 31, 1999.......................................... 3

          b.   Unaudited Consolidated Statements of Operations for the
               three months ended March 31, 2000 and 1999..................... 5

          c.   Unaudited Consolidated Statement of Stockholders' Deficit
               for the three months ended March 31, 2000...................... 6

          d.   Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999........................... 7

          e.   Notes to Unaudited Financial Statements.......................  9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 12


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits....................................................... 14

         b.   Reports on Form 8-K............................................ 15

Signatures................................................................... 15

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
                           UNAUDITED CONSOLIDATED BALANCE SHEETS
                                      (In thousands)

                                                                                               March 31,        December 31,
                                                                                                 2000               1999
                                                                                               ---------        ------------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents ........................................................         $    387                330
   Accounts receivable-trade, net of allowance for uncollectible accounts
       of $50 at March 31, 2000 and December 31, 1999, respectively .................              368                445
   Accrued revenues, net of allowance for uncollectible accounts of
       $15 at March 31, 2000 and December 31, 1999 ..................................              481                324
   Prepaid expenses and other assets ................................................              443                 66
                                                                                              --------           --------
Total current assets ................................................................            1,679              1,165

EQUIPMENT, FURNITURE AND FIXTURES, AT COST:
   Furniture and fixtures ...........................................................              167                167
   Machinery and equipment ..........................................................              306                306
   Computer hardware and software ...................................................            1,596              1,583
                                                                                              --------           --------

                                                                                                 2,069              2,056
   Less accumulated depreciation and amortization ...................................           (1,699)            (1,564)
                                                                                              --------           --------

Net equipment, furniture and fixtures ...............................................              370                492

DEFERRED FINANCING COSTS,
   Net of accumulated amortization of $10,969 and $10,853 at
   March 31, 2000 and December 31, 1999, respectively ...............................              184                300

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
   net of accumulated amortization of $1,291 and $1,126 at
   March 31, 2000 and December 31, 1999, respectively ...............................            1,630              1,566

OTHER ASSETS ........................................................................              378                 65
                                                                                              --------           --------


Total assets ........................................................................         $  4,241              3,588
                                                                                              ========           ========


See accompanying notes to unaudited consolidated financial statements.




                       GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
                     UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                      (In thousands)

                                                                                               March 31,        December 31,
                                                                                                 2000               1999
                                                                                               ---------        ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Accounts payable .................................................................         $    195                303
   Accrued expenses .................................................................              677                808
   Accrued payroll ..................................................................               98                 87
   Accrued compensated absences .....................................................              408                412
   Noncompete accrual ...............................................................               35                 35
   Deferred revenue .................................................................            1,558              1,502
   Financing agreements, related party ..............................................            5,100               --
   Current portion of capital lease obligations .....................................              123                145
                                                                                              --------           --------

Total current liabilities ...........................................................            8,194              3,292

CAPITAL LEASE OBLIGATIONS, less current portion .....................................              171                179
FINANCING AGREEMENTS, RELATED PARTY, less current portion ...........................             --                4,400
                                                                                              --------           --------
Total liabilities ...................................................................            8,365              7,871
                                                                                              --------           --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

   Preferred stock, $.01 par value: Authorized shares - 10,000;
      none issued or outstanding ....................................................             --                 --
   Common stock, $.01 par value: Authorized shares - 40,000;
      issued and outstanding shares - 12,182 and 11,638 at March 31, 2000
      and December 31, 1999, respectively ...........................................              122                116
   Additional paid-in capital .......................................................           28,006             27,158
   Accumulated deficit ..............................................................          (32,252)           (31,557)
                                                                                              --------           --------

Total stockholders' deficit .........................................................           (4,124)            (4,283)
                                                                                              --------           --------

Total liabilities and stockholders' deficit .........................................         $  4,241              3,588
                                                                                              ========           ========



See accompanying notes to unaudited consolidated financial statements.


                       GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
                      UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share information)

                                                                                         Threee months ended
                                                                                             March 31,
                                                                                   2000                   1999
                                                                                   ----                   ----
REVENUES:
   License fee and maintenance revenues .................................      $    625                     905
   Implementation and consulting services revenues ......................           313                     331
                                                                               --------                --------

                                                                                    938                   1,236
                                                                               --------                --------
COST OF REVENUES:
   Software sales and consulting ........................................           528                     530
   Hardware and software sales, obtained from vendors ...................          --                        14
                                                                               --------                --------

                                                                                    528                     544
                                                                               --------                --------

Gross profit ............................................................           410                     692

OPERATING EXPENSES:
   General and administrative ...........................................           482                     589
   Sales and marketing ..................................................           226                     155
   Research and development .............................................             0                      16
   Depreciation and amortization ........................................           135                     128
                                                                               --------                --------

Loss from operations before other income (expense) ......................          (433)                   (196)

OTHER INCOME (EXPENSE):
   Interest income ......................................................             2                       3
   Interest expense .....................................................          (148)                   (127)
   Financing costs ......................................................          (116)                 (3,985)
                                                                               --------                --------

Net loss ................................................................      $   (695)                 (4,305)
                                                                               ========                ========

Basic and diluted loss per common share .................................      $  (0.06)                  (0.49)
                                                                               ========                ========

Weighted average number of common shares outstanding-
   basic and diluted ....................................................        11,860                   8,868
                                                                               ========                ========





See accompanying notes to unaudited consolidated financial statements.


                                   GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
                             UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                  (In thousands)


                                                                    Common Stock            Additional
                                                                ---------------------        paid-in      Accumulated
                                                                Shares         Amount        capital         Deficit         Total
                                                                ------         ------       ----------    -----------        -----

Balances, December 31, 1999 ...........................         11,638        $   116         27,158        (31,557)         (4,283)

   Exercise of stock options ..........................             44              1             40           --                41

   Common stock issued for services ...................            500              5            745           --               750

   Contributed capital ................................           --             --               63           --                63

   Net loss ...........................................           --             --             --             (695)           (695)
                                                               -------        -------        -------        -------         -------

Balances, March 31, 2000 ..............................         12,182        $   122         28,006        (32,252)         (4,124)
                                                               =======        =======        =======        =======         =======





















See accompanying notes to unaudited consolidated financial statements.



                            GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
                           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)

                                                                                               Three months ended
                                                                                                    March 31,
                                                                                            2000                1999
                                                                                            ----                -----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .......................................................................           $ (695)             (4,305)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation and amortization .............................................              135                 128
     Amortization of software development costs ................................              165                  48
     Amortization of financing costs ...........................................              116               3,985
     Changes in allowances for uncollectible amounts ...........................             --                     5
     Loss on disposal of assets ................................................             --                    38
     Common stock, options and warrants issued
       for services and other, net .............................................             --                   (20)
     Changes in operating assets and liabilities:
        Accounts receivable-trade ..............................................               77                  (7)
        Accrued revenues, net ..................................................             (157)               (245)
        Prepaid expenses and other assets ......................................               60                  76
        Accounts payable .......................................................             (108)                (16)
        Accrued expenses .......................................................             (131)               (171)
        Accrued payroll ........................................................               11                  69
        Accrued compensated absences ...........................................               (4)                 14
        Deferred revenue .......................................................               56                 (86)
                                                                                           ------              ------

Net cash used in operating activities ..........................................             (475)               (487)
                                                                                           ------              ------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment, furniture and fixtures .................................              (13)                (54)
Proceeds from sales of equipment ...............................................             --                     5
Increase in software development costs .........................................             (229)               (345)
                                                                                           ------              ------

Net cash used in investing activities ..........................................             (242)               (394)
                                                                                           ------              ------






See accompanying notes to unaudited consolidated financial statements.







                            GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
                      UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                           (In thousands)

                                                                                               Three months ended
                                                                                                    March 31,
                                                                                            2000                1999
                                                                                            ----                -----
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings on financing agreements .............................................           $  700                 850
Exercise of common stock options ...............................................               41                --
Contributed capital ............................................................               63                --
Principal payments on short-term debt ..........................................             --                  (400)
Principal payments under capital lease obligations .............................              (30)                (37)
                                                                                           ------              ------

Net cash provided by financing activities ......................................              774                 413
                                                                                           ------              ------

Net Increase (Decrease) In Cash And Cash Equivalents ...........................               57                (468)

Cash And Cash Equivalents At Beginning Of Period ...............................              330                 821
                                                                                           ------              ------

Cash And Cash Equivalents At End Of Period .....................................           $  387                 353
                                                                                           ======              ======


SUPPLEMENTAL DISCLOSURES:

Cash paid for interest .........................................................           $  273                 127
                                                                                           ======              ======

Common stock issued to consultant for future services recorded in
     prepaid expense and other assets ..........................................           $  750                --
                                                                                           ======              ======















See accompanying notes to unaudited consolidated financial statements.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the Company or Global Med) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of only normal recurring adjustments considered necessary for a fair presentation of their financial position at March 31, 2000 and the results of their operations for the three months ended March 31, 2000 and 1999 have been included.

While  management  believes the  disclosures  presented  are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. The interim results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for any other interim period of 2000 or for the year ending December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  RELATED PARTIES

Global Med is effectively controlled by Online Credit International Limited (Online International), formerly Heng Fung Holdings Company Limited, and its subsidiary Online Credit Limited, formerly Heng Fung Finance Company Limited (Online Credit) per the terms of the 1998 Financing Agreements. In addition, Online International is a significant shareholder of Global Med. Online International also is a majority shareholder of eVision USA.Com, Inc. (eVision) and of a subsidiary of eVision, eBanker USA.com, Inc. (eBanker). eVision holds warrants to purchase 1,000,000 shares of common stock of Global Med at $0.25 per share. Global Med has outstanding balances on various financing agreements with eBanker. (See Note 3). eBanker owns a significant number of shares of common stock of Global Med and holds warrants to purchase 9,000,000 shares of common stock of Global Med at $0.25 per share. eVision has a wholly owned subsidiary, American Fronteer Financial Corporation (American Fronteer or AFFC) which is a broker dealer. Online International, Online Credit, eVision, eBanker and AFFC are related parties to Global Med.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

3.  FINANCING AGREEMENTS, RELATED PARTY

In April 2000, the loan agreements with eBanker for $2,650,000 and $2,000,000 that were due in April 2000 were extended to January 9 and January 7, 2001, respectively. Payment of interest was also extended to the respective dates in January 2001. The conversion rate of the $2,650,000 loan agreement was increased to $1.6875 per share. Other terms of the loans remain the same. In consideration of the extension, Global Med agreed to pay a fee of 137,778 shares of its common stock. Based on the market price of the stock on the date of the agreements, the shares have a value of $262,130, which will be recorded as deferred financing costs and amortized over the extension period. If the loan's accrued interest or principal is not repaid in 270 days the loan's interest and principal due date will be automatically extended to April 15, 2001. The loan will become a straight loan, without conversion features. Interest will continue to accrue on the balance at 12% interest per annum. If the loan's accrued interest or principal is not repaid in 270 days, 10-year warrants convertible into common shares of Global Med at an exercise price of $0.50 will be issued to eBanker. The number of shares will be equal to the entire principal and interest amount divided by the new exercise price.

The bridge loan with eBanker of $750,000, as extended was due to mature on September 30, 2000. In April 2000, eBanker agreed to extend the due date to January 1, 2001. Payment of interest was also extended to January 1, 2001. Global Med agreed to pay a fee of 22,222 shares of its common stock. Based on the market price of the stock on the date of the agreements, the shares have a value of $37,500, which will be recorded as deferred financing costs and amortized over the extension period.

4.  PEOPLEMED.COM, INC.

During 1999, Global Med Technologies, Inc. formed a subsidiary, PeopleMed.com, Inc., (PeopleMed) a Colorado corporation, which is approximately 85% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application will allow doctors and other medical employees access to a patient's history. The remaining 15% of PeopleMed is owned by certain officers and directors of Global Med Technologies, Inc. PeopleMed received $12,750 during the three months ended March 31, 2000 in payment of subscriptions for common stock. There is no minority interest reflected in the March 31, 2000 or December 31, 1999 balance sheets because PeopleMed had a stockholders' deficit at those dates. PeopleMed's operations were not material for the three months ended March 31, 2000.

In February 2000, PeopleMed commenced a private placement of 2,000,000 shares of its $.001 par value common stock at $1.00 per share for a total of $2,000,000. As of March 31, 2000, the Company had received proceeds of $50,000 for 50,000 shares. The cash payments received during the three months ended March 31, 2000 are reflected as contributed capital in the accompanying financial statements.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

5.  STOCKHOLDERS' EQUITY

Stock Option Exercises

During the three months ended March 31, 2000, options to purchase 44,000 shares of common stock were exercised for a total of $41,000.

Consultancy Agreement

The Company entered into a consultancy agreement, effective as of February 24, 2000, for a period of twenty-four (24) months, with National Financial Communications Corporation, dba OTC Financial Network (OTC Financial). OTC Financial will provide consulting services, with the expressed intent and goal of getting the Company, or its successor or assigns, listed on the Nasdaq Stock Market which include providing financial community and investor relations for the Company; and advising the Company, as requested, regarding the financial community and investor relations.

Upon execution of this agreement, the Company agreed to: (a) issue to OTC Financial 250,000 shares of restricted common stock; and (b) deposit into escrow, in the name of OTC Financial, an additional 250,000 shares of restricted common stock. Upon the Company's listing on the Nasdaq Stock Market, the stock held in escrow will be released to the consultant. The shares of common stock held in escrow may be returned to Company in the event of: (a) the term of the consultancy agreement should expire before the Company is listed on the Nasdaq Stock Market; or (b) the agreement is terminated before the Company is listed on the Nasdaq Stock Market; or (c) the Company gives notice to OTC Financial of OTC Financial's breach of the agreement.

On the effective date of the agreement, the shares of common stock had a fair value of $750,000 based on quoted market prices of the Company's common stock. The amount has been recorded as a prepaid expense and other noncurrent asset and is being amortized over the term of the agreement.

6.  RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Global Med Technologies, Inc. and subsidiary (the Company or Global Med), designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. Revenues are derived from the licensing of software, the provision of consulting and other value-added support services and the resale of hardware and software obtained from vendors.

In April 2000, the loan agreements with eBanker for $2,650,000 and $2,000,000 that were due in April 2000 were extended to January 9 and January 7, 2001, respectively. Payment of interest was also extended to the respective dates in January 2001. The conversion rate of the $2,650,000 loan agreement was increased to $1.6875 per share. Other terms of the loans remain the same. In consideration of the extension, Global Med agreed to pay a fee of 137,778 shares of its common stock. Based on the market price of the stock on the date of the agreements, the shares have a value of $262,130, which will be recorded as deferred financing costs and amortized over the extension period. If the loan's accrued interest or principal is not repaid in 270 days the loan's interest and principal due date will be automatically extended to April 15, 2001. The loan will become a straight loan, without conversion features. Interest will continue to accrue on the balance at 12% interest per annum. If the loans and accrued interest are not repaid in 270 days, ten-year warrants, exercisable to purchase common stock of Global Med at an exercise price of $0.50 per share, will be issued to eBanker. The number of common shares to be included in the warrant to be issued will be equal to the entire principal and interest amount divided by the exercise price of $0.50.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
1998

Revenues. Revenues are comprised of license fee and maintenance revenues and implementation and consulting services revenues.

Revenues from license fee and maintenance revenues decreased by $280,000, or 30.9%, for the three months ended March 31, 2000 compared to the same three months in 1999. This decrease in license fee and maintenance revenues is primarily the result of decreased sales of the SAFETRACE and SAFETRACE Tx(TM) products due to lingering Year 2000 effects on potential purchasers of software. Although the Company experienced no adverse results when the Year 2000 occurred, software purchasers were delaying decisions until more time had passed to ensure no Year 2000 issues surfaced during the first three months of 2000. These purchasing delays were experienced by the software industry overall and are not particular to Global Med.

Implementation and consulting services revenues decreased marginally, approximately 5.4%, during the three months ended March 31, 2000 compared to the same three months in 1999. This decrease was primarily due to decreases in the number of customers which required these services.

Cost of revenue. Cost of revenue as a percentage of total revenues was 56.3% and 44.0% for the three months ended March 31, 2000 and 1999, respectively. This cost increase was primarily a result of decreased revenues derived from sales of SAFETRACE(R) and SAFETRACE TX (TM) software product licenses which are typically priced at higher profit margins than revenues from consulting and implementation related services.

Gross profit. Gross profit as a percentage of total revenue was 43.7% and 55.9% for the three months ended March 31, 2000 and 1999, respectively. This decrease in gross profit was primarily a result of the decreased revenues derived from sales of the higher margin SAFETRACE(R) and SAFETRACE TX(TM) software products discussed above.

General and administrative. General and administrative expenses decreased $107,000, or 18.2%, for the three months ended March 31, 2000 compared to the same three months in 1999. This decrease was attributable primarily to the reduction in force in October 1999 and reductions in other administrative overhead costs such as rent and professional services, which was partially offset by the Consultancy Agreement with OTC Financial.

Sales and marketing. Sales and marketing expenses increased $71,000 or 45.8%, for the three months ended March 31, 2000 compared to the same three months in 1999. This increase in sales and marketing expenses was primarily due to the increased sales and marketing efforts related to SAFETRACE TX(TM) and the introduction of PeopleMed during the three months ended March 31, 2000.

Research and development. Research and development expenses decreased $16,000 to zero, for the three months ended March 31, 2000 compared to the same three months in 1999. The decrease in research and development expenses was primarily due to the capitalization of software development costs of $229,000 for the three months ended March 31, 2000; for a total of capitalized software development costs of $2,921,000 through March 31, 2000, resulting from SAFETRACE TX(TM) achieving technological feasibility in 1999.

Interest expense. Interest expense increased $21,000 or 16.5% for the three months ended March 31, 2000 compared to the same three months in 1999. This increase was primarily due to the borrowings on the Financing Agreements.

Loss from operations before other income (expense). The Company's loss from operations during the three months ended March 31, 2000 of $472,000 is $276,000 more than the loss for the same three months in 1999 of $196,000. The increased loss experienced during the three months ended March 31, 2000 was primarily attributable to the decrease in sales due to the Year 2000 concerns and the introduction of PeopleMed.

Net loss. The Company's net loss for the three months ended March 31, 2000 and 1999 was $695,000 and $4,305,000, respectively. The difference of $3,610,000 relates primarily to the noncash financing costs incurred in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $387,000 as of March 31, 2000 compared to $330,000 at December 31, 1999, none of which was restricted.

The Company had a net working capital deficit of $6,515,000 as of March 31, 2000 and $2,127,000 at December 31, 1999. The primary reason for the decrease in working capital is the classification of the Financing Agreements as current liabilities as of March 31, 2000.

The Company used $475,000 in net cash for operating activities during the three months ended March 31, 2000. The cash used during the three months ended March 31, 2000 consisted primarily of the loss from operations of $472,000.

Net cash used by investing activities was $242,000 during the three months ended March 31, 2000 compared to $394,000 during the same period of 1999. The Company invested $229,000 and $345,000 in software development during the three months ended March 31, 2000 and 1999, respectively.

Net cash provided by financing activities was $774,000 during the three months ended March 31, 2000, compared to net cash provided by financing activities of $413,000 during the three months ended March 31, 1999. These amounts primarily include proceeds from the Financing Agreements.

In view of the Company's current cash position, financing activities, and projected cash flow, management believes the Company has the financial resources, or can obtain the financial resources, to maintain its planned level of operations for the next twelve months, although the Company anticipates that it may continue to incur operating losses, negative cash flows and capital expenditures during that period.

It is expected that the net proceeds generated by the Financing Agreements as discussed above, are sufficient to fund the Company's liquidity and capital requirements in the short term excluding acquisitions or major new product development initiatives. Management anticipates that the net proceeds from the Financing Agreements, proceeds from the exercise of warrants, and any future financing activities will be used to fund the Company's anticipated research and software development costs, sales and marketing efforts, and negative cash flows during the remainder of 2000 and for general working capital purposes.

As stated above, Global Med is in the process of negotiating possible alternative financing arrangements. If these efforts are unsuccessful, the Company will adjust its operations accordingly.


                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit No.                  Description
               ----------                   -----------

               10.1 Agreement between eBanker and Global Med Technologies dated April 12, 2000 pertaining to the extension of the $2,000,000 note receivable

               10.2 Agreement between eBanker and Global Med Technologies dated April 14, 2000 pertaining to the extension of the $2,650,000 note receivable

               10.3 Agreement between eBanker and Global Med Technologies dated April 14, 2000 pertaining to the extension of the $750,000 note receivable

               27        Financial Data Schedule for March 31, 2000

          (b)  Reports on Form 8-K:

               There were no reports on Form 8-K filed during the three months ended March 31, 2000.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GLOBAL MED TECHNOLOGIES, INC.
                                      A Colorado Corporation

Date: May 22, 2000                    By /s/ Michael I. Ruxin
                                         ---------------------------------------
                                         Michael I. Ruxin, Chairman of the Board
                                         and Chief Executive Officer

Date: May 22, 2000                    By /s/ Alan K. Geddes
                                         ---------------------------------------
                                         Alan K. Geddes Vice President, Finance,
                                         Chief Financial Officer and Treasurer,
                                         Principal Accounting Officer