Form 10QSB
period 2000-06-30
GLOBAL MED TECHNOLOGIES INC
filed 2000-08-24
CIK 1009463

FORM 10-QSB
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000



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


                                 (303) 238-2000
                 ---------------------------------------------
                (Issuer's telephone number, including area code)


                                 Not Applicable
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of August 15, 2000, 13,661,786 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format [ ] Yes  [X] No

                         PART I - FINANCIAL INFORMATION

The interim financial statements included in this Form 10-Q have not been reviewed by the Company's independent auditors, nor any other independent accountants, using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards. Accordingly, the Company's independent auditors have not expressed any opinion or any other form of assurance on such financial statements, and assume no responsibility for, and disclaim any association with, such financial statements.

ITEM 1. FINANCIAL STATEMENTS

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                       June 30,        December 31,
                                                                                         2000              1999
                                                                                       -------         -----------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents ..................................................       $   421                330
   Accounts receivable-trade, net of allowance for uncollectible accounts
       of $50 at June 30, 2000 and December 31, 1999, respectively ............           707                445
   Accrued revenues, net of allowance for uncollectible accounts
       of $15 at June 30, 2000 and December 31, 1999 ..........................           894                324
   Prepaid expenses and other assets ..........................................           315                 66
                                                                                      -------            -------

Total current assets ..........................................................         2,337              1,165

EQUIPMENT, FURNITURE AND FIXTURES, AT COST:
   Furniture and fixtures .....................................................           167                167
   Machinery and equipment ....................................................           306                306
   Computer hardware and software .............................................         1,596              1,583
                                                                                      -------            -------
                                                                                        2,069              2,056

   Less accumulated depreciation and amortization .............................        (1,624)            (1,564)
                                                                                      -------            -------

Net equipment, furniture and fixtures .........................................           445                492

DEFERRED FINANCING COSTS,
   net of accumulated amortization of $457 and $158 at
   June 30, 2000 and December 31, 1999, respectively ..........................           301                300

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
   net of accumulated amortization of $1,460 and $1,126 at
   June 30, 2000 and December 31, 1999, respectively ..........................         1,579              1,566

OTHER ASSETS ..................................................................           410                 65
                                                                                      -------            -------


Total assets ..................................................................       $ 5,072              3,588
                                                                                      =======            =======



See accompanying notes to unaudited consolidated financial statements.



                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (In thousands)

                                                                                       June 30,         December 31,
                                                                                         2000               1999
                                                                                       -------          -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Accounts payable .............................................................    $    430                303
   Accrued expenses .............................................................         876                808
   Accrued payroll ..............................................................         120                 87
   Accrued compensated absences .................................................         389                412
   Noncompete accrual ...........................................................          35                 35
   Deferred revenue .............................................................       1,777              1,502
   Financing agreements, related party ..........................................       5,400               --
   Current portion of capital lease obligations .................................         149                145
                                                                                     --------           --------

Total current liabilities .......................................................       9,176              3,292

CAPITAL LEASE OBLIGATIONS, less current portion .................................         118                179
FINANCING AGREEMENTS, RELATED PARTY, less current portion .......................        --                4,400
                                                                                     --------           --------

Total liabilities ...............................................................       9,294              7,871
                                                                                     --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

   Preferred stock, $.01 par value: Authorized shares - 10,000;
      none issued or outstanding ................................................        --                 --
   Common stock, $.01 par value: Authorized shares - 40,000;
      issued and outstanding shares - 13,662, and 11,638 at June 30, 2000
      and December 31, 1999, respectively .......................................         137                116
   Additional paid-in capital ...................................................      28,956             27,158
   Accumulated deficit ..........................................................     (33,315)           (31,557)
                                                                                     --------           --------

Total stockholders' deficit .....................................................      (4,222)            (4,283)
                                                                                     --------           --------

Total liabilities and stockholders' deficit .....................................    $  5,072              3,588
                                                                                     ========           ========



See accompanying notes to unaudited consolidated financial statements.


                          GLOBAL MED TECHNOLOGIES, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER COMMON SHARE INFORMATION)

                                                                                        Three months ended
                                                                                             June 30,
                                                                                   2000                   1999
                                                                                   ----                   ----
REVENUES:
   Software sales and consulting ......................................        $  1,059                   1,848
   Hardware and software sales, obtained from vendors .................            --                       159
                                                                               --------                --------

                                                                                  1,059                   2,007
                                                                               --------                --------

COST OF REVENUES:
   Software sales and consulting ......................................             450                     660
   Hardware and software sales, obtained from vendors .................            --                       158
                                                                               --------                --------

                                                                                    450                     818
                                                                               --------                --------

Gross profit ..........................................................             609                   1,189

OPERATING EXPENSES:
   General and administrative .........................................             855                     513
   Sales and marketing ................................................             388                     432
   Research and development ...........................................             141                     162
   Depreciation and amortization ......................................             (75)                    122
                                                                               --------                --------

Loss from operations ..................................................            (700)                    (40)

OTHER INCOME (EXPENSE):
   Interest income ....................................................               4                      99
   Interest expense ...................................................            (172)                    (91)
   Amortization of deferred financing costs ...........................            (195)                   (702)
   Other ..............................................................            --                        23
                                                                               --------                --------

Net loss ..............................................................        $ (1,063)                   (711)
                                                                               ========                ========

Basic and diluted loss per share of common share ......................        $  (0.09)                  (0.07)
                                                                               ========                ========

Weighted average number of common shares outstanding -
   basic and diluted ..................................................          12,415                  10,695
                                                                               ========                ========



See accompanying notes to unaudited financial statements.


                          GLOBAL MED TECHNOLOGIES, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER COMMON SHARE INFORMATION)

                                                                                            Six months ended
                                                                                                June 30,
                                                                                        2000               1999
                                                                                        ----               ----
REVENUES:
   Software sales and consulting .........................................           $ 1,998              3,084
   Hardware and software sales, obtained from vendors ....................              --                  159
                                                                                     -------           --------

                                                                                       1,998              3,243
                                                                                     -------           --------

COST OF REVENUES:
   Software sales and consulting .........................................               970              1,204
   Hardware and software sales, obtained from vendors ....................              --                  158
                                                                                     -------           --------

                                                                                         970               1,362
                                                                                     -------           --------

Gross profit .............................................................             1,028              1,881

OPERATING EXPENSES:
   General and administrative ............................................             1,345              1,005
   Sales and marketing ...................................................               614                684
   Research and development ..............................................               141                178
   Depreciation and amortization .........................................                60                250
                                                                                     -------           --------

Loss from operations .....................................................            (1,132)              (236)

OTHER INCOME (EXPENSE):
   Interest income .......................................................                 5                102
   Interest expense ......................................................              (318)              (218)
   Amortization of deferred financing costs ..............................              (313)            (4,687)
   Other .................................................................              --                   23
                                                                                     -------           --------

Net loss .................................................................           $(1,758)            (5,016)
                                                                                     =======           ========

Basic and diluted loss per share of common share .........................           $  (.14)             (0.51)
                                                                                     =======           ========

Weighted average number of common shares outstanding -
   basic and diluted .....................................................            12,137              9,786
                                                                                     =======           ========



See accompanying notes to unaudited financial statements.


                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 (In thousands)


                                                             Common Stock          Additional
                                                         ---------------------       paid-in    Accumulated
                                                         Shares         Amount       capital      Deficit          Total
                                                         ------         ------     ----------   -----------        -----

Balances, December 31, 1999 ..........................   11,638       $   116        27,158       (31,557)        (4,283)

   Exercise of stock options .........................       44             1            40          --               41

   Issuance of common stock for cash .................    1,320            14           646           660

   Issuance of common stock for financing costs ......      160             1           298          --              299

   Common stock issued for services ..................      500             5           745          --              750

   Contributed capital ...............................     --            --              69          --               69

   Net loss ..........................................     --            --            --          (1,758)        (1,758)
                                                        -------       -------       -------       -------        -------

Balances, June 30, 2000 ..............................   13,662       $   137        28,956       (33,315)        (4,222)
                                                        =======       =======       =======       =======        =======


















See accompanying notes to unaudited consolidated financial statements.


                          GLOBAL MED TECHNOLOGIES, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              Six months ended
                                                                                                 June 30,
                                                                                         2000                1999
                                                                                         ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .......................................................................      $(1,758)              (5,016)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .............................................           60                  346
     Amortization of software development costs ................................          334                 --
     Amortization of financing costs ...........................................          299                4,687
     Changes in allowances for uncollectible amounts ...........................         --                     50
     Loss on disposal of assets ................................................         --                     37
     Expense related to issuance of common stock, options and
          warrants .............................................................          750                  241
     Increase in other long term assets ........................................          (30)                --
     Changes in operating assets and liabilities:
        Accounts receivable-trade, net .........................................         (262)                (119)
        Accrued revenues, net ..................................................         (570)                (241)
        Prepaid expenses and other assets ......................................          205                   47
        Accounts payable .......................................................          127                   41
        Accrued expenses .......................................................           68                  (43)
        Accrued payroll ........................................................           33                  155
        Accrued compensated absences ...........................................          (23)                  13
        Noncompete accrual .....................................................         --                   --
        Deferred revenue .......................................................          275                 (151)
                                                                                      -------              -------

              Net cash provided by (used in) operating activities ..............         (492)                  47
                                                                                      -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capitalized software development costs .........................................         (347)                (572)
Purchases of equipment, furniture and fixtures .................................          (13)                 (72)
Proceeds from sales of property and equipment ..................................         --                      6
                                                                                      -------              -------

              Net cash used in investing activities ............................         (360)                (638)
                                                                                      -------              -------

(Continued)



See accompanying notes to unaudited financial statements.





                          GLOBAL MED TECHNOLOGIES, INC.
                 UNAUDITED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                                                                              Six months ended
                                                                                                 June 30,
                                                                                         2000                1999
                                                                                         ----                ----
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings on financing agreements, related party ..............................        $ 1,000                450
Borrowing on bridge loan .......................................................           --                  200
Repayments on bridge loan ......................................................           --                 (200)
Principal payments under capital lease obligations .............................            (57)               (91)
                                                                                        -------            -------

              Net cash provided by financing activities ........................            943                359
                                                                                        -------            -------

Net increase (decrease) in cash and cash equivalents ...........................             91               (232)

Cash and cash equivalents, at beginning of period ..............................            330                821
                                                                                        -------            -------

Cash and cash equivalents, at end of period ....................................        $   421                589
                                                                                        =======            =======


SUPPLEMENTAL DISCLOSURES OF OTHER INVESTING AND FINANCING ACTIVITIES:


   Forgiveness of debt in exchange for exercise of warrants ....................        $  --                  500
                                                                                        =======            =======

   Cancellation of common stock issued for services ............................        $  --                  (23)
                                                                                        =======            =======

   Common stock issued for financing fees ......................................        $   299                168
                                                                                        =======            =======

   Common stock issued for services ............................................        $   750                 23
                                                                                        =======            =======

   Equipment financed under capital lease ......................................        $  --                  273
                                                                                        =======            =======









See accompanying notes to unaudited financial statements.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the Company or Global Med) have been prepared by management in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of only normal recurring adjustments considered necessary for a fair presentation of their financial position at June 30, 2000 and the results of their operations for the three months ended June 30, 2000 and 1999 have been included.

While  management  believes the  disclosures  presented  are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. The interim results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period of 2000 or for the year ending December 31, 2000.

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

4.  PEOPLEMED.COM, INC.

During 1999, Global Med Technologies, Inc. formed a subsidiary, PeopleMed.com, Inc., (PeopleMed) a Colorado corporation, which is approximately 85% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application will allow doctors and other medical employees access to a patient's history. The remaining 15% of PeopleMed is owned by certain officers and directors of Global Med Technologies, Inc. PeopleMed received $12,750 during the six months ended June 30, 2000 in payment of subscriptions for common stock. There is no minority interest reflected in the June 30, 2000 or December 31, 1999 balance sheets because PeopleMed had a stockholders' deficit at those dates. PeopleMed's operations were not material for the three and six months ended June 30, 2000.

In February 2000, PeopleMed commenced a private placement of 2,000,000 shares of its $.001 par value common stock at $1.00 per share for a total of $2,000,000. As of June 30, 2000, the Company had received proceeds of $50,000 for 50,000 shares. The cash payments received during the six months ended June 30, 2000 are reflected as contributed capital in the accompanying financial statements.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  STOCKHOLDERS' EQUITY

Stock Option Exercises

During the six months ended June 30, 2000, options to purchase 44,000 shares of common stock were exercised for a total of $41,000.

Sales of Common Stock

In June 2000, eVision purchased 1,000,000 shares of common stock of the Company for $500,000. A director purchased 150,000 shares of common stock for $75,000 and 170,000 shares were sold to a shareholder for $85,000.

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

On the effective date of the agreement, the 500,000 shares of common stock had a fair value of $750,000 based on quoted market prices of the Company's common stock. The amount has been recorded as a prepaid expense and other noncurrent asset and is being amortized over the term of the agreement.

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

The bridge loan with eBanker of $750,000 was to mature on September 30, 2000. In April 2000, eBanker agreed to extend the due date to January 1, 2001. Payment of interest was also extended to January 1, 2001. Global Med agreed to pay a fee of 22,222 shares of its common stock. Based on the market price of the stock on the date of the agreements, the shares have a value of $37,500, which will be recorded as deferred financing costs and amortized over the extension period.

Global Med is in the process of negotiating possible alternative financing arrangements.

The following discussion of the Company's results of operations and of its liquidity and capital resources is derived from and should be read in conjunction with the unaudited financial statements and the related notes herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Revenues.  Revenues are comprised of software sales and consulting.

Revenues from software sales and consulting decreased by $790 thousand, or 43%, for the three months ended June 30, 2000 compared to the same three months in 1999. This decrease in revenues is primarily the result of a contract settlement received in 1999 for $919 thousand offset by increased sales of the SAFETRACE and SAFETRACE Tx(TM) products in 2000.

Cost of revenue. Cost of revenue as a percentage of total revenues was 42% and 41% for the three months ended June 30, 2000 and 1999, respectively. This cost increase was primarily a result of the contract settlement received in 1999 for which there were no associated costs of revenue, offset by lower costs of revenues of SAFETRACE TX (TM). SAFETRACE TX (TM) software product licenses are typically priced at higher profit margins than SAFETRACE.

Gross profit. Gross profit as a percentage of total revenue was 58% and 59% for the three months ended June 30, 2000 and 1999, respectively. This decrease in gross profit was primarily due to the factors described above.

General and administrative. General and administrative increased $342 thousand, or 67%, for the three months ended June 30, 2000 compared to the same three months in 1999. This increase was attributable primarily to the Consultancy Agreement with OTC Financial of $94 thousand, legal fees associated with the preparation of a registration statement of $50 thousand, an increase in rent expense of $45 thousand, and overhead costs associated with the PeopleMed subsidiary of $240 thousand, offset by reductions in general and administrative expenses resulting from the reduction in force of October 1999.

Sales and marketing. Sales and marketing expenses decreased $44 thousand or 10%, for the three months ended June 30, 2000 compared to the same three months in 1999. This decrease in sales and marketing expenses was primarily due to the increased sales and marketing efforts related to SAFETRACE TX(TM) during the three months ended June 30, 1999, which were offset by the reduction in force of October 1999.

Research and development. Research and development expenses decreased $21 thousand for the three months ended June 30, 2000 compared to the same three months in 1999. The decrease in research and development expenses was primarily due to the capitalization of software development costs of $347 thousand for the three months ended June 30, 2000; offset by research and development costs incurred for PeopleMed.

Interest expense. Interest expense increased $81 thousand or 89% for the three months ended June 30, 2000 compared to the same three months in 1999. This increase was primarily due to the borrowings on the Financing Agreements.

Loss from operations before other income (expense). The Company's loss from operations during the three months ended June 30, 2000 of $700 thousand is $660 thousand more than the loss for the same three months in 1999 of $40 thousand. The increased loss experienced during the three months ended June 30, 2000 was primarily attributable to the contract settlement of $919 thousand received in 1999 offset by increases in sales.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Revenues.  Revenues are comprised of software sales and consulting revenues.

Revenues from software sales and consulting decreased by $1.086 million, or 35%, for the six months ended June 30, 2000 compared to the same six months in 1999. This decrease in software sales and consulting revenues is primarily the result of the contract settlement of $919 thousand received in 1999 as well as decreased sales of the SAFETRACE and SAFETRACE Tx(TM) products due to lingering Year 2000 effects on potential purchasers of software. Although the Company experienced no adverse results when the Year 2000 occurred, software purchasers were delaying decisions until more time had passed to ensure no Year 2000 issues surfaced during the first six months of 2000. These purchasing delays were experienced by the software industry overall and are not particular to Global Med.

Cost of revenue. Cost of revenue as a percentage of total revenues was 49% and 42% for the six months ended June 30, 2000 and 1999, respectively. This cost increase was primarily a result of the contract settlement received in 1999 for which there were no associated costs of revenue, offset by lower costs of revenues of SAFETRACE TX (TM). SAFETRACE TX (TM) software product licenses are typically priced at higher profit margins than SAFETRACE.

Gross profit. Gross profit as a percentage of total revenue was 51% and 58% for the six months ended June 30, 2000 and 1999, respectively. This decrease in gross profit was primarily a result of the factors described above.

General and administrative. General and administrative expenses increased $340 thousand, or 34%, for the six months ended June 30, 2000 compared to the same six months in 1999. This increase was attributable primarily to the Consultancy Agreement with OTC Financial of $188 thousand, legal fees associated with the preparation of a registration statement, an increase in rent expense, and overhead costs associated with the PeopleMed subsidiary, offset by reductions in general and administrative expenses resulting from the reduction in force of October 1999

Sales and marketing. Sales and marketing expenses decreased $70 thousand or 10%, for the six months ended June 30, 2000 compared to the same six months in 1999. This decrease in sales and marketing expenses was primarily due to the leveling off of the increased sales and marketing efforts related to SAFETRACE TX(TM) of 1999.

Research and development. Research and development expenses decreased $37 thousand to $141 thousand, for the six months ended June 30, 2000 compared to the same six months in 1999. The decrease in research and development expenses was primarily due to the capitalization of software development costs resulting from SAFETRACE TX(TM) achieving technological feasibility in 1999, offset by increases in research and development for PeopleMed.

Interest expense. Interest expense increased $101 thousand or 46% for the six months ended June 30, 2000 compared to the same six months in 1999. This increase was primarily due to the borrowings on the Financing Agreements.

Loss from operations before other income (expense). The Company's loss from operations during the six months ended June 30, 2000 of $1.132 million is $896 thousand more than the loss for the same six months in 1999. The increased loss experienced during the six months ended June 30, 2000 was primarily attributable to the contract settlement received in 1999 of $919 thousand offset by increased sales of SAFETRACE TX(TM).

Net loss. The Company's net loss for the six months ended June 30, 2000 and 1999 was $1.758 million and $5.016 million, respectively. The difference of $3.258 million relates primarily to the noncash financing costs incurred in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $421 thousand of June 30, 2000 compared to $330 thousand at December 31, 1999, none of which was restricted.

The Company had a net working capital deficit of $6.839 million as of June 30, 2000 and $2.127 million at December 31, 1999. The primary reason for the decrease in working capital is the classification of the Financing Agreements as current liabilities as of June 30, 2000.

The Company used $492 thousand in net cash for operating activities during the six months ended June 30, 2000. Net cash used by investing activities was $360 thousand during the six months ended June 30, 2000 compared to $638 thousand during the same period of 1999. The Company invested $347 thousand and $572 thousand in software development during the six months ended June 30, 2000 and 1999, respectively.

Net cash provided by financing activities was $943 thousand during the six months ended June 30, 2000, compared to net cash provided by financing activities of $359 thousand during the six months ended June 30, 1999. These amounts primarily include proceeds from the Financing Agreements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December  1999, the  Securities  and Exchange  Commission  (SEC) issued Staff
Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance with respect to revenue recognition issues and disclosures. As amended by SAB No. 101B, the Company is required to implement the provisions of SAB No. 101 no later than the fourth quarter of the fiscal year ending December 30, 2000. The Company does not believe SAB No. 101 will have a material impact on its financial statements.


                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

(C)      Recent Sales of Unregistered Securities

During the quarter ended June 30, 2000, Global Med issued 160,000 shares of common stock in payment of financing fees. The issuance of shares for payment of financing fees were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (1933 Act). The purchaser had access to full information concerning the Company. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

In June 2000, Global Med sold a total of 1,320,000 shares of its common stock to various parties. The issuances of shares were made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. The purchasers had access to full information concerning the Company. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

In April 2000, Global Med issued a total of 500,000 shares of its common stock to a consultant in exchange for services. The issuances of shares in exchange for services were made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. The purchaser had access to full information concerning the Company. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

ITEM 5.  OTHER INFORMATION

In July 2000, Alan K. Geddes, Vice President, Finance, Treasurer, and Chief Financial Officer, resigned from his position with the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit No.                        Description
                  ----------           -----------------------------------------

                     27                Financial Data Schedule for June 30, 2000

         (b)      Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the three months ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GLOBAL MED TECHNOLOGIES, INC.,
                               A Colorado Corporation


Date:  August 24, 2000         By /s/ Michael I. Ruxin
                                  ----------------------------------------------
                                  Michael I. Ruxin, Chairman of the Board
                                  and Chief Executive Officer, and Principal
                                  Accounting Officer