Form 10QSB
period 2000-09-30
GLOBAL MED TECHNOLOGIES INC
filed 2000-11-20
CIK 1009463

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000


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

                    Yes  [X]        No   [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 1, 2000, 13,501,786 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format    [ ] Yes        [X] No

                          GLOBAL MED TECHNOLOGIES, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page No.

         a.   Unaudited Consolidated Balance Sheets as of September 30, 2000
              and December 31, 1999........................................... 3

         b.   Unaudited Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999........................ 5

         c.   Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2000 and 1999........................ 6

         d.   Unaudited Consolidated Statement of Stockholders' Deficit for
              the nine months ended September 30, 2000........................ 7

         e.   Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999........................ 8

         f.   Notes to Unaudited Consolidated Financial Statements........... 10


Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations................................ 15


                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities............................................... 18

Item 4.  Submission of Matters to a Vote of Security Holders................. 18

Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits....................................................... 19

         b.   Reports on Form 8-K............................................ 19

Signatures................................................................... 19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GLOBAL MED TECHNOLOGIES, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       September 30,          December 31,
                                                                                           2000                   1999
                                                                                       ------------           -----------

ASSETS

CURRENT ASSETS:

   Cash and cash equivalents ....................................................        $   235                  330
   Accounts receivable-trade, net of allowance for uncollectible accounts of $50 at September 30, 2000 and
       December 31, 1999, respectively ..........................................            958                  445
   Accrued revenues, net of allowance for uncollectible accounts
       of $15 at September 30, 2000 and December 31, 1999 .......................          1,256                  324
   Prepaid expenses and other assets ............................................             63                   66
                                                                                         -------              -------
Total current assets ............................................................          2,512                1,165

EQUIPMENT, FURNITURE AND FIXTURES, AT COST:
   Furniture and fixtures .......................................................            167                  167
   Machinery and equipment ......................................................            306                  306
   Computer hardware and software ...............................................          1,615                1,583
                                                                                         -------              -------
                                                                                           2,088                2,056
   Less accumulated depreciation and amortization ...............................         (1,656)              (1,564)
                                                                                         -------              -------
   Net equipment, furniture and fixtures ........................................            432                  492

DEFERRED FINANCING COSTS,
   net of amortization of $641 and $10,853 at
   September 30, 2000 and December 31, 1999, respectively .......................            123                  300

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
   net of accumulated amortization of $1,637 and $1,126 at
   September 30, 2000 and December 31, 1999, respectively .......................          1,462                1,566

OTHER ASSETS ....................................................................            316                   65
                                                                                         -------              -------
Total assets ....................................................................        $ 4,845                3,588
                                                                                         =======              =======


See accompanying notes to unaudited consolidated financial statements.

                          GLOBAL MED TECHNOLOGIES, INC.
                UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                                                                                  September 30,          December 31,
                                                                                     2000                    1999
                                                                                   -----------           -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Accounts payable .......................................................       $    505                   303
   Accrued expenses .......................................................            981                   808
   Accrued payroll ........................................................            125                    87
   Accrued compensated absences ...........................................            342                   412
   Noncompete accrual .....................................................             35                    35
   Deferred revenue .......................................................          2,152                 1,502
   Current portion of capital lease obligations ...........................            151                   145
   Financing agreements with related party ................................          5,400                  --
                                                                                  --------              --------
Total current liabilities .................................................          9,691                 3,292

CAPITAL LEASE OBLIGATIONS, less current portion ...........................             85                   179

FINANCING AGREEMENTS, less current portion ................................           --                   4,400
                                                                                  --------              --------
Total liabilities .........................................................          9,776                 7,871
                                                                                  --------              --------
STOCKHOLDERS' DEFICIT:

   Preferred stock, $.01 par value: 10,000 shares authorized;
      none issued or outstanding ..........................................           --                    --
   Common stock, $.01 par value: 40,000 shares authorized;
      13,502 and 11,638 shares issued and outstanding at
      September 30, 2000 and December 31, 1999, respectively ..............            135                   116
   Additional paid-in capital .............................................         29,764                27,158
   Accumulated deficit ....................................................        (34,830)              (31,557)
                                                                                  --------              --------
Total stockholders' deficit ...............................................         (4,931)               (4,283)
                                                                                  --------              --------
Total liabilities and stockholders' deficit ...............................       $  4,845                 3,588
                                                                                  ========              ========



See accompanying notes to unaudited consolidated financial statements.

                          GLOBAL MED TECHNOLOGIES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER COMMON SHARE INFORMATION)

                                                                   Three months ended
                                                                      September 30,
                                                                     2000        1999
                                                                     ----        ----
REVENUES:
   Software sales and consulting .............................. $  1,380         856
   Hardware and software sales, obtained from vendors .........     --            76
                                                                --------    --------

                                                                   1,380         932
                                                                --------    --------
COST OF REVENUES:
   Software sales and consulting ..............................      397         877
   Hardware and software sales, obtained from vendors .........     --            89
                                                                --------    --------
                                                                     397         966
                                                                --------    --------
Gross profit (loss) ...........................................      983         (34)

OPERATING EXPENSES:
   General and administrative .................................      621         813
   Sales and marketing ........................................      275         313
   Research and development ...................................      257          77
                                                                --------    --------
Loss from operations ..........................................     (170)     (1,237)

OTHER INCOME (EXPENSE):
   Interest income ............................................        4           4
   Interest expense ...........................................     (174)       (116)
   Amortization of deferred financing costs ...................     (172)        (46)
   Other ......................................................     --             3
                                                                --------    --------
Net loss ...................................................... $   (512)     (1,392)
                                                                ========    ========
Basic and diluted loss per common share ....................... $  (0.04)      (0.13)
                                                                ========    ========
Basic and diluted weighted average number of
   common shares outstanding ..................................   13,433      11,058
                                                                ========    ========





See accompanying notes to unaudited consolidated financial statements.

                          GLOBAL MED TECHNOLOGIES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER COMMON SHARE INFORMATION)

                                                                       Nine months ended
                                                                          September 30,
                                                                        2000       1999
                                                                        ----       ----
REVENUES:
   Software sales and consulting .................................   $  3,377      3,892
   Hardware and software sales, obtained from vendors ............       --          235
                                                                     --------   --------
                                                                        3,377      4,127
                                                                     --------   --------
COST OF REVENUES:
   Software sales and consulting .................................      1,375      2,033
   Hardware and software sales, obtained from vendors ............       --          247
                                                                     --------   --------
                                                                        1,375      2,280
                                                                     --------   --------
Gross profit .....................................................      2,002      1,847

OPERATING EXPENSES:
   General and administrative ....................................      2,081      2,302
   Sales and marketing ...........................................        889        763
   Research and development ......................................        398        255
                                                                     --------   --------
Loss from operations .............................................     (1,366)    (1,473)

OTHER INCOME (EXPENSE):
   Interest income ...............................................         10        106
   Interest expense ..............................................       (494)      (334)
   Amortization of deferred financing costs ......................     (1,423)    (4,733)
   Other .........................................................       --           26
                                                                     --------   --------
Net loss .........................................................   $ (3,273)    (6,408)
                                                                     ========   ========
Basic and diluted loss per common share ..........................   $  (0.26)     (0.63)
                                                                     ========   ========
Basic and diluted weighted average number of
    common shares outstanding ....................................     12,457     10,219
                                                                     ========   ========




See accompanying notes to unaudited consolidated financial statements.


                          GLOBAL MED TECHNOLOGIES, INC.
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 (IN THOUSANDS)

                                                                        Common Stock           Additional
                                                                    ---------------------        paid-in     Accumulated
                                                                    Shares         Amount        capital       deficit        Total
                                                                    ------         ------     -----------    -----------      -----

Balances, December 31, 1999 ................................        11,638       $   116        27,158       (31,557)        (4,283)

   Exercise of stock options ...............................            44             1            41          --               42

   Issuance of stock options to consultant .................          --            --              12          --               12

   Issuance of common stock for cash .......................         1,370            14           671          --              685

   Issuance of common stock at a discount ..................          --            --           1,119          --            1,119

   Issuance of common stock for financing costs ............           160             1           298          --              299

   Common stock issued for services ........................           290             3           402          --              405

   Contributed capital .....................................          --            --              63          --               63

   Net loss ................................................          --            --            --          (3,273)        (3,273)
                                                                   -------       -------       -------       -------        -------
Balances, September 30, 2000 ...............................        13,502       $   135        29,764       (34,830)        (4,931)
                                                                   =======       =======       =======       =======        =======




















See accompanying notes to unaudited consolidated financial statements.


                          GLOBAL MED TECHNOLOGIES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            Nine months ended
                                                                                               September 30,
                                                                                            2000          1999
                                                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ............................................................................... $(3,273)       (6,408)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .....................................................     603           629
     Amortization of financing costs ...................................................   1,423         4,733
     Changes in allowance for uncollectible amounts ....................................     --             25
     Loss on disposal of assets ........................................................     --             38
     Expense related to issuance of common stock, options and
          warrants .....................................................................     338           295
     Changes in operating assets and liabilities:
        Accounts receivable-trade, net .................................................    (513)          277
        Accrued revenues, net ..........................................................    (932)         (235)
        Prepaid expenses and other assets ..............................................       3            48
        Accounts payable ...............................................................     202           147
        Accrued expenses ...............................................................     173           (55)
        Accrued payroll ................................................................      38            94
        Accrued compensated absences ...................................................     (70)          (24)
        Deferred revenue ...............................................................     650          (285)
                                                                                         -------       -------
Net cash used in operating activities ..................................................  (1,358)         (721)
                                                                                         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capitalized software development costs .................................................    (407)         (865)
Purchases of equipment, furniture and fixtures .........................................     (32)         (206)
Proceeds from sales of property and equipment ..........................................     --              6
                                                                                         -------       -------
Net cash used in investing activities ..................................................    (439)       (1,065)
                                                                                         -------       -------



(Continued)


See accompanying notes to unaudited consolidated financial statements




                          GLOBAL MED TECHNOLOGIES, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                                            Nine months ended
                                                                                               September 30,
                                                                                            2000          1999
                                                                                            ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings on short-term debt .......................................................... $ 1,000           450
Sales of common stock ..................................................................     685          --
Exercise of common stock options .......................................................      42          --
Minority investment in subsidiary ......................................................      63          --
Borrowing on bridge loan ...............................................................    --             950
Repayments on bridge loan ..............................................................    --            (200)
Principal payments under capital lease obligations .....................................     (88)         (115)
                                                                                         -------       -------
Net cash provided by financing activities ..............................................   1,702         1,085
                                                                                         -------       -------
Net decrease in cash and cash equivalents ..............................................     (95)         (701)

Cash and cash equivalents, at beginning of period ......................................     330           821

Cash and cash equivalents, at end of period ............................................ $   235           120
                                                                                         =======       =======

SUPPLEMENTAL DISCLOSURES OF OTHER INVESTING AND FINANCING ACTIVITIES:


   Cash paid for interest .............................................................. $   307           116
                                                                                         =======       =======
   Forgiveness of debt in exchange for exercise of warrants ............................ $  --             500
                                                                                         =======       =======
   Common stock issued for financing fees .............................................. $ 1,239           168
                                                                                         =======       =======
   Common stock issued for services, net ............................................... $   584          --
                                                                                         =======       =======
   Equipment financed under capital lease .............................................. $  --             273
                                                                                         =======       =======







See accompanying notes to unaudited consolidated financial statements.

                          GLOBAL MED TECHNOLOGIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (collectively the Company or Global Med) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of only normal recurring adjustments considered necessary for a fair presentation of their financial position at September 30, 2000 and the results of their operations for the three and nine months ended September 30, 2000 and 1999 have been included.

While  management  believes the  disclosures  presented  are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. The interim results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period of 2000 or for the year ending December 31, 2000.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Global Med provides information management software products and services to the health care industry and operates in one business segment.

The Company's net loss for the nine months ended September 30, 2000 is $3.273 million. Cash flow used by operating activities totaled $1.358 million and the Company has accumulated deficits of $34.830 million. The Company continues to seek alternative financing arrangements, equity contributions, and capital support while the management of the Company evaluates revenue enhancement and cost containment strategies.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  RELATED PARTIES

Global Med is effectively controlled by Online Credit International Limited (Online International), formerly Heng Fung Holdings Company Limited, and its subsidiary Online Credit Limited, formerly Heng Fung Finance Company Limited (Online Credit) per the terms of the 1998 financing agreements. In addition, Online International is a significant shareholder of Global Med. Online International also is a majority shareholder of eVision USA.Com, Inc. (eVision) and, indirectly, of a subsidiary of eVision, eBanker USA.com, Inc. (eBanker). eVision holds warrants to purchase 1,000,000 shares of common stock of Global Med at $0.25 per share. Global Med has outstanding balances on various financing agreements with eBanker. (See Note 3). eBanker owns a significant number of shares of common stock of Global Med and holds warrants to purchase 9,000,000 shares of common stock of Global Med at $0.25 per share. eVision has a wholly owned subsidiary, American Fronteer Financial Corporation (American Fronteer or
AFFC) which is a broker dealer. Online International, Online Credit, eVision, eBanker and AFFC are related parties to Global Med.

3.  FINANCING AGREEMENTS WITH RELATED PARTY

Loan agreements with eBanker for $2,650,000 and $2,000,000 that were due in April 2000 were extended to January 9 and January 7, 2001, respectively. Payment of interest was also extended to the respective dates in January 2001. A conversion rate of $1.6875 per share was added to the $2,650,000 loan. Other terms of the loans remain the same. In consideration of the extension, Global Med agreed to pay a fee of 137,778 shares of its common stock. Based on the market price of the stock on the date of the agreements, the shares have a value of $262,130, which has been recorded as deferred financing costs and amortized over the extension period. If the loans' accrued interest or principal is not repaid in 270 days the loans' interest and principal due date will be automatically extended to April 15, 2001. The loans will become straight loans, without conversion features. Interest will continue to accrue on the balances at 12% interest per annum.

If the loans' accrued interest and principal are not repaid in 270 days, 10-year warrants exercisable to acquire common shares of Global Med at a price of $0.50 per share will be issued to eBanker. The number of shares will be equal to the entire principal and interest amount divided by the new exercise price of $0.50 per share.

The bridge loan with eBanker of $750,000, as extended, was due to mature on September 30, 2000. In April 2000, eBanker agreed to extend the due date to January 1, 2001. Payment of interest was also extended to January 1, 2001. Global Med agreed to pay a fee of 22,222 shares of its common stock. Based on the market price of the stock on the date of the agreements, the shares have a value of $37,500, which has been recorded as deferred financing costs and amortized over the extension period.

On November 14, 2000, the Company entered into agreements with eBanker relating to these financing agreements as more fully described in Note 7 below.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  PEOPLEMED.COM, INC.

In May 1999, Global Med Technologies, Inc. formed a subsidiary, PeopleMed.com, Inc., (PeopleMed) a Colorado corporation, which is approximately 85% owned by the Company, represented by 7,500,000 shares of PeopleMed common stock, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application will allow doctors and other medical employees access to a patient's history. The remaining 15% of PeopleMed is owned by certain officers and directors of Global Med Technologies, Inc. who acquired 1,275,000 shares of PeopleMed common stock for $12,750 during the nine months ended September 30, 2000 in payment of subscriptions for common stock. There is no minority interest reflected in the Company's September 30, 2000 or December 31, 1999 consolidated balance sheets because PeopleMed had a stockholders' deficit at those dates.

In February 2000, PeopleMed sold 50,000 shares of its $.001 par value common stock at $1.00 per share for a total of $50,000. The cash payment received during the nine months ended September 30, 2000 is reflected as contributed capital in the accompanying financial statements. In addition, 5,000 shares of PeopleMed common stock were issued to an officer for services valued at $5,000.

In October 2000, the Company commenced a private placement of 2,000,000 shares of PeopleMed common stock at $1.00 per share. American Fronteer is the placement agent and as such will receive a commission of 10% on the sales of the shares of PeopleMed common stock. The offering will terminate on February 28, 2000. Warrants will be issued to American Fronteer at the rate of 10% of the total shares of PeopleMed common stock sold. The warrants will be exercisable at $1.00 per share for a term of five years. American Fronteer will also earn a nonaccountable expense allowance equal to 3% of the gross proceeds of the offering.

5.  STOCKHOLDERS' EQUITY

Stock Option Exercises

During the nine months ended September 30, 2000, options to purchase 44,000 shares of common stock were exercised for a total of $42,000.

Sales of Common Stock

During the nine months ended September 30, 2000, eVision purchased 1,000,000 shares of common stock of the Company for $500,000. A director purchased 200,000 shares of common stock for $100,000 and 170,000 shares were sold to a shareholder for $85,000. All of these shares are restricted shares. In connection with the sales to eVision and the director, the Company recognized financing costs of $940 thousand and $179 thousand of compensation expense, respectively.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Issuance of Common Stock for Services

In September 2000, the Company issued 40,000 shares of its common stock, valued at $30,000, to a consultant, eBiz Web Solutions, Inc. (eBiz), which is a wholly owned subsidiary of eVision. eBiz has been engaged to redesign the Company's websites.

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

Upon execution of this agreement, the Company agreed to: (a) issue to OTC Financial, or its assigns, 250,000 shares of restricted common stock; and (b) deposit into escrow, in the name of OTC Financial, or its assigns, an additional 250,000 shares of restricted common stock. Upon the Company's listing on the Nasdaq Stock Market, the stock held in escrow will be released to the consultant. The shares of common stock held in escrow may be returned to the Company if: (a) the term of the consultancy agreement should expire before the Company is listed on the Nasdaq Stock Market; or (b) the agreement is terminated before the Company is listed on the Nasdaq Stock Market; or (c) the Company gives notice to OTC Financial of OTC Financial's breach of the agreement. The certificates for the 500,000 shares of Global Med common stock were issued in the names of National Financial Communications Corporation in the amount of 250,000 shares and Robert Marks Company in the amount of 250,000 shares. The 250,000 shares held in escrow are represented by 125,000 shares of common stock in the name of National Financial Communications Corporation and 125,000 shares of common stock in the name of Robert Marks Company

On the effective date of the agreement, the 250,000 shares of common stock that were not held in escrow had a fair value of $375,000 based on quoted market prices of the Company's common stock. The amount has been recorded as a prepaid expense and is being amortized over the term of the agreement.

On the effective date of the agreement, the fair value of the 250,000 shares that are held in escrow was $375,000, based on quoted market prices of the Company's common stock. The shares held in escrow will be released to National Financial Communications Corporation and Robert Marks Company upon their meeting certain criteria discussed above. Upon the performance of the criteria discussed above, the Company will recognize an investor-relations expense equal to the then current fair value of the 250,000 shares currently held in escrow. The 250,000 shares held in escrow are not included in the common shares outstanding.

6.  RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.  SUBSEQUENT EVENTS

On November 14, 2000, and as amended November 19, 2000, the Board of Directors of eBanker agreed to exercise warrants to purchase 8 million shares of common stock of Global Med for $2 million at $.25 per share. The $2 million will be paid in the form of forgiveness of $2 million of the $2.65 million owed to eBanker under the financing agreements due January 9, 2001. In conjunction with this exercise, eBanker agreed to extend and merge the balances on the remaining financing agreements totaling $3.4 million, plus accrued interest, due on various dates ranging from January 1, 2001 through January 9, 2001, until July 1, 2001. At that time, if the principal and interest outstanding is not repaid in full, eBanker will be awarded warrants to purchase up to approximately 10,000,000 shares of Global Med common stock at $.50 per share depending on the then outstanding principal balance and the principal will automatically be extended until July 1, 2003. In addition, upon the occurrence of certain events related to a certain contract for Global Med to provide products and services, Global Med, at its discretion, will be able to put up to $1.5 million worth of common shares to eBanker at $0.50 per share in the form of forgiveness of debt. eBanker has agreed to modify the default conversion rate to $1.00 per share. As consideration, eBanker will be issued 500,000 restricted shares of Global Med common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Global Med Technologies, Inc. and its subsidiary (the Company or Global Med), designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. Revenues are derived from the licensing of software, the provision of consulting and other value-added support services and the resale of hardware and software obtained from vendors.

Loan agreements with eBanker for $2,650,000 and $2,000,000 that were due in April 2000 were extended to January 9 and January 7, 2001, respectively. Payment of interest was also extended to the respective dates in January 2001. A conversion rate of $1.6875 per share has been added to the $2,650,000 loan. Other terms of the loans remain the same. In consideration of the extension, Global Med agreed to pay a fee of 137,778 shares of its common stock. Based on the market price of the stock on the date of the agreements, the shares have a value of $262,130, which has been be recorded as deferred financing costs and amortized over the extension period. If the loans' accrued interest or principal is not repaid in 270 days the loans' interest and principal due date will be automatically extended to April 15, 2001. The loans will become straight loans, without conversion features. Interest will continue to accrue on the balances at 12% interest per annum.

If the loans and accrued interest are not repaid in 270 days, ten-year warrants, exercisable at $0.50 per share to purchase common stock of Global Med, will be issued to eBanker. The number of common shares to be included in the warrant to be issued will be equal to the entire principal and interest amount divided by the exercise price of $0.50.

The bridge loan with eBanker of $750,000 was to mature on September 30, 2000. In April 2000, eBanker agreed to extend the due date to January 1, 2001. Payment of interest was also extended to January 1, 2001. Global Med agreed to pay a fee of 22,222 shares of its common stock. Based on the market price of the stock on the date of the agreements, the shares have a value of $37,500, which has been recorded as deferred financing costs and amortized over the extension period.

On November 14, 2000, the Company entered into agreements with eBanker relating to these financing agreements as more fully described in Note 7 in the accompanying notes to the unaudited consolidated financial statements. The Company continues to seek alternative financing arrangements, equity contributions, and capital support while the management of the Company evaluates revenue enhancement and cost containment strategies.

The following discussion of the Company's results of operations and of its liquidity and capital resources is derived from and should be read in conjunction with the unaudited financial statements and the related notes herein.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues. Revenues are comprised of license fees for SAFETRACE and SAFETRACE Tx(TM), maintenance revenues, implementation and consulting services revenues, collectively software sales and consulting. On January 29, 1999, the Company received FDA 510(k) clearance on SAFETRACE TX(TM).

During the three months ended September 30, 2000, total revenues of $1.380 million increased $448 thousand or 48.1% from the revenues of $932 thousand for the comparable 1999 quarter. Revenues during the three month period increased primarily due to sales of SAFETRACE TX(TM). For the nine month period ended September 30, 2000, total revenues decreased $750 thousand to $3.377 million or 18.2% from total revenues for the nine month period ended September 30, 1999 of $4.127 million. This decrease is primarily due to the $919 thousand of accelerated software license fee payments received during the nine months ended September 30, 1999 in connection with a multiple site customer agreement that was terminated and replaced by two separate agreements. Other factors included the lingering effects of customer concerns about the Year 2000 delaying decisions to purchase software.

Gross Profit. Gross profit (loss) for the three and nine months ended September 30, 2000 were $983 thousand and $2.002 million, respectively, compared to ($34) thousand and $1.847 million for the comparable 1999 periods, respectively. Gross profit percentages of revenue were 59.3% and 44.8% for the nine month periods ended September 30, 2000 and 1999, respectively. The increase in the gross profit margins for the three and nine months ended September 30, 2000 was attributable to several factors but primarily due to the cost reduction program implemented in October 1999. During the third quarter of 1999, consulting and implementation service costs increased due to the addition of personnel and equipment needed to accommodate anticipated sales of SAFETRACE TX(TM). Many of these costs were subsequently eliminated in the cost reduction program implemented in October 1999. In certain circumstances Global Med sells hardware and software obtained from outside vendors to its existing customers. Global Med had no such sales during the three or nine months ended September 30, 2000.

Software Development Costs. The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. During the three and nine months ended September 30, 2000, the Company capitalized software development costs of $60 thousand and $407 thousand, respectively. The capitalized software development costs relate primarily to enhancements and upgrades of the Company's existing products. Capitalized software development costs were $1.462 million, net of accumulated amortization of $1.637 million as of September 30, 2000 compared to $1.566 million, net of accumulated amortization of $1.126 million as of December 31, 1999.

Sales and Marketing Expenses. Sales and marketing expenses for the three and nine months ended September 30, 2000 decreased from the comparable periods of the prior year. For the three months ended September 30, 2000, sales and marketing expenses decreased $38 thousand or 12.1% to $275 thousand. For the nine months ended September 30, 2000, sales and marketing expenses increased $126 thousand or 16.5% to $889 thousand. The decrease for the three months ended September 30, 2000 was primarily due to the reductions in advertising-related expenses of approximately $50 thousand and a decrease in consulting and other expenses of approximately $64 thousand associated primarily with the October 1999 reduction in force. The reduction in expenses for the three months ended September 30, 2000 was partially offset by increases in sales and marketing expenses associated with PeopleMed of approximately $80 thousand. The increase in sales and marketing expenses for the nine months ended September 30, 2000 was due primarily to the increase in PeopleMed expenses of approximately $200 thousand. This expense was partially offset by lower advertising-related expenses of approximately $75 thousand and the reduction in force in October 1999.

Research and Development Expenses. Research and development expenses for the three and nine months ended September 30, 2000 increased from the comparable periods of the prior year. For the three months ended September 30, 2000, research and development expenses increased $180 thousand or 233.8% to $257 thousand. For the nine months ended September 30, 2000, research and development expenses increased $143 thousand or 56.0% to $398 thousand. For the three and nine months ended September 30, 2000, research and development expenses primarily relate to the development of the platform for PeopleMed with the exception of approximately $10 thousand related to SAFETRACE TX (TM) and internet related products.

General and Administrative Expenses. General and administrative expenses decreased for the three and nine months ended September 30, 2000 when compared to the three and nine months ended September 30, 1999 periods. General and administrative expenses decreased $192 thousand or 23.6% from $813 thousand for the three months ended September 30, 1999 to $621 thousand for the three months ended September 30, 2000. General and administrative expenses decreased approximately $221 thousand or 9.6% from the nine months ended September 30, 1999 to the nine months ended September 30, 2000. The decreases in general and administrative expense are primarily due to the reduction in force of October 1999. The October 1999 reduction in force was partially offset by increases associated with the amortization of the consultancy agreement with OTC Financial of $47 thousand and $125 thousand, respectively, for the three and nine months ended September 30, 2000. In addition, the Company recognized $141 thousand in compensation expense associated with the issuance of shares to a related party at a discount.

Financing Costs. As a result of the financing agreements described above, the Company has recognized significant noncash financing costs. For the three and nine months ended September 30, 2000, the charges were $172 thousand and $1.423 million, respectively. For the three and nine month periods ended September 30, 1999, the charges were $46 thousand and $4.733 million, respectively. As of September 30, 2000, the Company had deferred financing costs remaining of $123 thousand.

COST REDUCTION PROGRAMS

On October 1, 1999, the Company implemented a cost reduction program designed to reduce operating costs by approximately 50%. As part of the temporary reduction, approximately 50% of the employee positions were eliminated. This was necessitated by a reduction in the anticipated sales of SAFETRACE and delays in purchase commitments for SAFETRACE TX (TM) due to customer concerns about Year 2000 issues.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company has $5.4 million in short-term debt that matures in varying amounts in January 2000. Subsequent to September 30, 2000, this amount was reduced to $3.4 million in accordance with the extension provisions of the debt agreements and may be reduced further. If the debt is not reduced, the Company may be able to obtain the cash necessary to repay the loans from sales of its products, through exercises of warrants or stock options, additional debt financing or public or private equity financing. In the event the Company cannot repay the loans or negotiate an extension of the due date with the lender, the debt is convertible into shares of the Company's common stock.

Management anticipates that the net proceeds from any future financing activities will be used to fund the Company's anticipated research and software development costs, sales and marketing efforts, general working capital purposes, and negative cash flows during the remainder of 2000. It is expected that the proceeds available from current sales are sufficient to fund the Company's liquidity and capital requirements in the short term excluding acquisitions or major new product development initiatives.

To the extent that the borrowings provided by the current financing agreements are insufficient to fund the Company's liquidity and capital requirements in the short or long term, the Company will require additional capital through debt financing or public or private equity financing, or the Company may be required to reduce its existing software development programs and other operating expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

In December  1999, the  Securities  and Exchange  Commission  (SEC) issued Staff
Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance with respect to revenue recognition issues and disclosures. As amended by SAB No. 101B, the Company is required to implement the provisions of SAB No. 101 no later than the fourth quarter of the fiscal year ending December 31, 2000. The Company does not believe SAB No. 101 will have a material impact on its financial statements.

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued which was effective for all fiscal years beginning after June 15, 1999. In July 1999, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 was issued. This statement defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Historically, Global Med has not engaged in any hedging activity using derivative instruments. Accordingly, management does not believe the impact of SFAS No. 133 will be material to the financial statements.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

(c)  Recent Sales of Unregistered Securities

The issuance of the 40,000 shares of common stock for payment of consultant fees were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (1933 Act). The purchasers had access to full information concerning the Company and represented that they purchased the securities for the purchasers' own accounts and not for the purpose of distribution. The shares contain a restrictive legend advising that such securities may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

During the quarter ended September 30, 2000, Global Med sold a total of 50,000 shares of its common stock to an individual. The issuance of the shares were made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. The purchasers had access to full information concerning the Company. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the three months ended September 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit No.       Description
         ----------        -----------

            27        Financial Data Schedule for September 30, 2000

(b)      Reports on Form 8-K:
         -------------------

         There were no Current Reports on Form 8-K filed during the three months ended September 30, 2000.


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

                                              GLOBAL MED TECHNOLOGIES, INC.,
                                              A Colorado Corporation

Date:    November 20, 2000                    By /s/ Michael I. Ruxin
                                                 -------------------------------
                                              Michael I. Ruxin, M.D.
                                              Chairman and CEO and

Date:    November 20, 2000                    By /s/ Gary L. Cook
                                                 -------------------------------
                                               Gary L. Cook, Director and Acting
                                               Principal Accounting Officer