Form 10QSB/A
period 2000-06-30
GLOBAL MED TECHNOLOGIES INC
filed 2001-04-16
CIK 1009463

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

                    Yes  [X]        No   [ ]



As of May 15, 2000, 12,091,786 shares of the issuer's Common Stock were outstanding.


Transitional Small Business Disclosure Format     Yes   [ ]     No  [X]

                          GLOBAL MED TECHNOLOGIES, INC.
                                  FORM 10-QSB/A
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION




EXPLANATORY NOTE:

Pursuant to this Form 10-QSB/A, Global Med Technologies, Inc. amends "ITEM 1. Consolidated Financial Statements" and "ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of its Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000 (see Note 7 to the condensed consolidated financial statements).

The financial statements for the three month period ended March 31, 2000 have been restated from amounts previously reported to remove certain amounts recorded in prepaid expenses and other assets and equity, to reduce amortization expense and to reduce the number of common shares outstanding and the weighted average number of common shares outstanding. In addition, the accumulated amortization of certain software development costs were inadvertently recorded in the accumulated amortization account related to equipment, furniture and fixtures.

                                                                        PAGE NO.


Item 1.  Condensed Consolidated Financial Statements

          a. Unaudited  Condensed  Consolidated  Balance Sheets as of March 31,
             2000 (as restated) and December 31, 1999......................... 3

          b. Unaudited Condensed  Consolidated  Statements of Operations for the
             three months ended March 31, 2000 (as restated) and 1999......... 5

          c. Unaudited Condensed Consolidated Statement of Stockholders' Deficit
             for the three months ended March 31, 2000 (as restated).......... 6

          d. Unaudited Condensed  Consolidated  Statements of Cash Flows for the
             three months ended March 31, 2000 (as restated) and  1999........ 7

          e.  Notes to Unaudited Condensed Consolidated Financial
              Statements.....................................................  9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 13

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits....................................................... 16

         b.   Reports on Form 8-K............................................ 16

Signatures................................................................... 17

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
                      UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (In thousands)

                                                                                           March 31,        December 31,
                                                                                             2000               1999
                                                                                           ---------        ------------
                                                                                          (As restated,
                                                                                            see Note 7)
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents .......................................................     $   387                330
   Accounts receivable-trade, net of allowance for uncollectible accounts
       of $50 at March 31, 2000 and December 31, 1999, respectively ................         368                445
   Accrued revenues, net of allowance for uncollectible accounts of
       $15 at March 31, 2000 and December 31, 1999 .................................         481                324
   Prepaid expenses and other assets ...............................................          68                 66
                                                                                         -------            -------

Total current assets ...............................................................       1,304              1,165

EQUIPMENT, FURNITURE AND FIXTURES, AT COST:
   Furniture and fixtures ..........................................................         167                167
   Machinery and equipment .........................................................         306                306
   Computer hardware and software ..................................................       1,596              1,583
                                                                                         -------            -------

                                                                                           2,069              2,056
   Less accumulated depreciation and amortization ..................................      (1,594)            (1,564)
                                                                                         -------            -------

Net equipment, furniture and fixtures ..............................................         475                492

DEFERRED FINANCING COSTS,
   net of accumulated amortization of $10,969 and $10,853 at
   March 31, 2000 and December 31, 1999, respectively ..............................         184                300

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
   net of accumulated amortization of $1,291 and $1,126 at
   March 31, 2000 and December 31, 1999, respectively ..............................       1,525              1,566

OTHER ASSETS .......................................................................         409                 65
                                                                                         -------            -------


Total assets .......................................................................     $ 3,897              3,588
                                                                                         =======            =======


See accompanying notes to unaudited condensed consolidated financial statements.


                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (In thousands)

                                                                                         March 31,          December 31,
                                                                                           2000                1999
                                                                                        -----------         -----------
                                                                                       (As restated
                                                                                         see Note 7)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Accounts payable ................................................................      $    195                303
   Accrued expenses ................................................................           677                808
   Accrued payroll .................................................................            98                 87
   Accrued compensated absences ....................................................           408                412
   Noncompete accrual ..............................................................            35                 35
   Deferred revenue ................................................................         1,558              1,502
   Financing agreements, related party .............................................         5,100               --
   Current portion of capital lease obligations ....................................           123                145
                                                                                          --------           --------

Total current liabilities ..........................................................         8,194              3,292

CAPITAL LEASE OBLIGATIONS, less current portion ....................................           171                179
FINANCING AGREEMENTS, RELATED PARTY, less current portion ..........................          --                4,400
                                                                                          --------           --------

Total liabilities ..................................................................         8,365              7,871
                                                                                          --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

   Preferred stock, $.01 par value: Authorized shares - 10,000;
      none issued or outstanding ...................................................          --                 --
   Common stock, $.01 par value: Authorized shares - 40,000;
      issued and outstanding shares - 11,932 and 11,638 at March 31, 2000
      and December 31, 1999, respectively ..........................................           119                116
   Additional paid-in capital ......................................................        27,634             27,158
   Accumulated deficit .............................................................       (32,221)           (31,557)
                                                                                          --------           --------

Total stockholders' deficit ........................................................        (4,468)            (4,283)
                                                                                          --------           --------

Total liabilities and stockholders' deficit ........................................      $  3,897              3,588
                                                                                          ========           ========





See accompanying notes to unaudited condensed consolidated financial statements.



                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share information)

                                                                                      Three months ended
                                                                                           March 31,
                                                                                2000                     1999
                                                                                ----                     ----
                                                                            (As restated,
                                                                              see Note 7)
REVENUES:
   License fee and maintenance revenues .................................     $    625                     905
   Implementation and consulting services revenues ......................          313                     331
                                                                              --------                --------

                                                                                   938                   1,236
                                                                              --------                --------
COST OF REVENUES:
   Software sales and consulting ........................................          528                     530
   Hardware and software sales, obtained from vendors ...................          --                       14
                                                                              --------                --------

                                                                                   528                     544
                                                                              --------                --------

Gross profit ............................................................          410                     692

OPERATING EXPENSES:
   General and administrative ...........................................          586                     717
   Sales and marketing ..................................................          226                     155
   Research and development .............................................          --                       16
                                                                              --------                --------

Loss from operations before other income (expense) ......................         (402)                   (196)

OTHER INCOME (EXPENSE):
   Interest income ......................................................            2                       3
   Interest expense .....................................................         (148)                   (127)
   Financing costs ......................................................         (116)                 (3,985)
                                                                              --------                --------

Net loss ................................................................     $   (664)                 (4,305)
                                                                              ========                ========

Basic and diluted loss per common share .................................     $  (0.06)                  (0.49)
                                                                              ========                ========

Weighted average number of common shares outstanding-
   basic and diluted ....................................................       11,761                   8,868
                                                                              ========                ========




See accompanying notes to unaudited condensed consolidated financial statements.


                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
        UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 (In thousands)


                                                                        Common Stock          Additional
                                                                    --------------------        paid-in     Accumulated
                                                                    Shares        Amount        capital       Deficit        Total
                                                                    ------        ------      ----------    -----------      -----
Balances, December 31, 1999 ................................        11,638       $   116        27,158       (31,557)        (4,283)

   Exercise of stock options ...............................            44             1            40          --               41

   Common stock issued for services (as restated,
     see Note 7) ...........................................           250             2           373          --              375

   Contributed capital .....................................          --            --              63          --               63

   Net loss (as restated, see Note 7) ......................          --            --            --            (664)          (664)
                                                                   -------       -------       -------       -------        -------

Balances, March 31, 2000 (as restated) .....................        11,932       $   119        27,634       (32,221)        (4,468)
                                                                   =======       =======       =======       =======        =======



























See accompanying notes to unaudited condensed consolidated financial statements.


                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              Three months ended
                                                                                                   March 31,
                                                                                         2000                    1999
                                                                                         ----                    ----
                                                                                     (As restated,
                                                                                       see Note 7)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ....................................................................            $ (664)                (4,305)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation, amortization and amortization of
       software development costs ...........................................               195                    176
     Noncash financing costs ................................................               116                  3,985
     Changes in allowances for uncollectible amounts ........................              --                        5
     Loss on disposal of assets .............................................              --                       38
     Common stock, options and warrants issued
       for services and other, net ..........................................              --                      (20)
     Changes in operating assets and liabilities:
        Accounts receivable-trade ...........................................                77                     (7)
        Accrued revenues, net ...............................................              (157)                  (245)
        Prepaid expenses and other assets ...................................                29                     76
        Accounts payable ....................................................              (108)                   (16)
        Accrued expenses ....................................................              (131)                  (171)
        Accrued payroll .....................................................                11                     69
        Accrued compensated absences ........................................                (4)                    14
        Deferred revenue ....................................................                56                    (86)
                                                                                         ------                 ------

Net cash used in operating activities .......................................              (580)                  (487)
                                                                                         ------                 ------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment, furniture and fixtures ..............................               (13)                   (54)
Proceeds from sales of equipment ............................................              --                        5
Increase in software development costs ......................................              (124)                  (345)
                                                                                         ------                 ------

Net cash used in investing activities .......................................              (137)                  (394)
                                                                                         ------                 ------

(continued)







See accompanying notes to unaudited condensed consolidated financial statements.






                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)

                                                                             Three months ended
                                                                                  March 31,
                                                                          2000                  1999
                                                                          ----                  ----
                                                                     (As restated,
                                                                       see Note 7)
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings on financing agreements ..................................   $ 700                   850
Exercise of common stock options ....................................      41                  --
Contributed capital .................................................      63                  --
Principal payments on short-term debt ...............................    --                    (400)
Principal payments under capital lease obligations ..................     (30)                  (37)
                                                                        -----                 -----

Net cash provided by financing activities ...........................     774                   413
                                                                        -----                 -----

Net increase (decrease) in cash and cash equivalents ................      57                  (468)

Cash and cash equivalents at beginning of period ....................     330                   821
                                                                        -----                 -----

Cash and cash equivalents at end of period ..........................   $ 387                   353
                                                                        =====                 =====


SUPPLEMENTAL DISCLOSURES:

Cash paid for interest ..............................................   $ 273                   127
                                                                        =====                 =====

Common stock issued to consultant for future services ...............   $ 375                  --
                                                                        =====                 =====















See accompanying notes to unaudited condensed consolidated financial statements.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the Company or Global Med) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position at March 31, 2000 and the results of their operations for the three months ended March 31, 2000 and 1999 have been included.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. The interim results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for any other interim period of 2000 or for the year ending December 31, 2000.

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

Management believes that the net proceeds generated by the financing agreements, as discussed in Note 3, are sufficient to fund the Company's liquidity and capital requirements excluding acquisitions or major new product development initiatives. Management anticipates that the net proceeds from the financing agreements, proceeds from the exercise of warrants, and any future financing activities will be used to fund the Company's anticipated research and software development costs, sales and marketing efforts, and negative cash flows during the remainder of 2000 and for general working capital purposes.

2.  RELATED PARTIES

Global Med is effectively controlled by Online Credit International Limited (Online International), formerly Heng Fung Holdings Company Limited, and its subsidiary Online Credit Limited, formerly Heng Fung Finance Company Limited (Online Credit) per the terms of the 1998 financing agreements. In addition, Online International is a significant shareholder of Global Med. Online International also is a majority shareholder of eVision USA.Com, Inc. (eVision) and of a subsidiary of eVision, eBanker USA.com, Inc. (eBanker). eVision holds warrants to purchase 1,000,000 shares of common stock of Global Med at $0.25 per share issued in 1998. Global Med has outstanding balances on various financing agreements with eBanker. (See Note 3). eBanker owns a significant number of shares of common stock of Global Med and holds warrants to purchase 9,000,000 shares of common stock of Global Med at $0.25 per share issued in 1998. eVision has a wholly owned subsidiary, American Fronteer Financial Corporation (American Fronteer or AFFC) which is a broker dealer. Online International, Online Credit, eVision, eBanker and AFFC are related parties to Global Med.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


3.  FINANCING AGREEMENTS, RELATED PARTY

In April 2000, the loan agreements with eBanker for $2,650,000 and $2,000,000 that were due in April 2000 were extended to January 9 and January 7, 2001, respectively. Payment of interest was also extended to the respective dates in January 2001. The conversion rate of the $2,650,000 loan agreement was increased to $1.6875 per share. In consideration of the extension, Global Med agreed to pay a fee of 137,778 shares of its common stock. Based on the market price of the stock on the date of the agreements, the shares have a value of $262,130, which will be recorded as deferred financing costs and amortized over the extension period. If the loan's accrued interest or principal is not repaid in 270 days the loan's interest and principal due date will be automatically extended to April 15, 2001. The loan will lose its conversion features. Interest will continue to accrue on the balance at 12% interest per annum.

If the loan's accrued interest or principal is not repaid in 270 days, a 10-year warrant exercisable to acquire common shares of Global Med at an exercise price of $0.50 will be issued to eBanker. The number of shares authorized by the warrant will be equal to the entire principal and interest amount divided by the new exercise price and the debt will be extended as discussed above.

The bridge loan with eBanker of $750,000, as extended at December 31, 1999, was due to mature on September 30, 2000. In April 2000, eBanker agreed to extend the due date to January 1, 2001. Payment of interest was also extended to January 1, 2001. Global Med agreed to pay a fee of 22,222 shares of its common stock. Based on the market price of the stock on the date of the agreements, the shares have a value of $37,500, which will be recorded as deferred financing costs and amortized over the extension period.


4.  PEOPLEMED.COM, INC.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc., (PeopleMed) a Colorado corporation, which is approximately 85% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application will allow doctors and other medical employees access to a patient's history. The remaining 15% of PeopleMed is owned by certain officers and directors of Global Med. PeopleMed received $12,750 during the three months ended March 31, 2000 in payment of subscriptions for common stock. There is no minority interest reflected in the March 31, 2000 or December 31, 1999 balance sheets because PeopleMed had a stockholders' deficit at those dates. PeopleMed's operations were not material for the three months ended March 31, 2000.

In February 2000, PeopleMed commenced a private placement of 2,000,000 shares of its $.001 par value common stock at $1.00 per share for a possible total of $2,000,000. As of March 31, 2000, the Company had received proceeds of $50,000 for 50,000 shares. The cash payments received during the three months ended
March 31, 2000 are reflected as contributed capital in the accompanying financial statements.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


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

On the effective date of the agreement, the 250,000 shares of common stock that were not held in escrow had a fair value of $375,000 based on quoted market prices of the Company's common stock. The amount has been recorded as a prepaid expense and is being amortized over the term of the agreement or until successful listing is obtained on the Nasdaq Stock Market, at which time any unamortized amounts would be expensed. Amortization of investor relations expense related to this agreement was $31,000 for the three months ended March 31, 2000.

The shares held in escrow will be released upon their meeting certain criteria discussed above. Upon the performance of the criteria discussed above, the Company will recognize an investor-relations expense equal to the then current fair value of the 250,000 shares currently held in escrow. The 250,000 shares held in escrow are not included in the common shares outstanding.

6.  RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the current period presentation.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

7.  RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the three months ended March 31, 2000, management determined that common stock placed in an escrow account for consulting services (See Note 5) should not have been recorded as issued and outstanding and the related prepaid asset and investor relations expense should not have been recorded. In addition, the accumulated amortization of certain software development costs were inadvertently recorded in the accumulated amortization account related to equipment, furniture and fixtures. As a result, the financial statements for the three months ended March 31, 2000, have been restated from amounts previously reported. The common stock placed in an escrow account for consulting services and the related expense will be recorded in the period in which those shares are earned.

The effects of the restatement are as follows:

(In thousands, except per share amounts)
                                                                        As                 As previously
As of March 31, 2000:                                                 restated                reported
--------------------                                                  --------            --------------
Prepaid expenses and other assets ..............................    $     68                     443
Total current assets ...........................................    $  1,304                   1,679
Accumulated depreciation and amortization ......................    $ (1,594)                 (1,699)
Capitalized software development costs, net ....................    $  1,525                   1,630
Other assets ...................................................    $    409                     378
Total assets ...................................................    $  3,897                   4,241
Common stock, $0.01 par value ..................................    $    119                     122
Additional paid-in capital .....................................    $ 27,634                  28,006
Accumulated deficit ............................................    $(32,221)                (32,252)

For the Three Months Ended March 31, 2000:
-----------------------------------------
General and administrative expenses ............................    $    586                     617
Loss from operations before other income (expense) .............    $   (402)                   (433)
Net loss .......................................................    $   (664)                   (695)
Loss per common share, basic and diluted .......................    $  (0.06)                  (0.06)
Weighted average number of common shares outstanding-
     basic and diluted .........................................      11,761                  11,860


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby amended and restated to read as follows:

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

In April 2000, the loan agreements with eBanker for $2,650,000 and $2,000,000 that were due in April 2000 were extended to January 9 and January 7, 2001, respectively. Payment of interest was also extended to the respective dates in January 2001. The conversion rate of the $2,650,000 loan agreement was increased to $1.6875 per share. Other terms of the loans remain the same. In consideration of the extension, Global Med agreed to pay a fee of 137,778 shares of its common stock. Based on the market price of the stock on the date of the agreements, the shares have a value of $262,130, which will be recorded as deferred financing costs and amortized over the extension period. If the loan's accrued interest or principal is not repaid in 270 days the loan's interest and principal due date will be automatically extended to April 15, 2001. The loan will lose its conversion features. Interest will continue to accrue on the balance at 12% interest per annum.

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

RESULTS OF OPERATIONS

Subsequent to the issuance of the Company's financial statements for the three months ended March 31, 2000, management determined that common stock placed in an escrow account for consulting services (See Note 5 to the unaudited condensed consolidated financial statements) should not have been recorded as issued and outstanding and the related prepaid expense of $375,000 should not have been recorded. As a result, the financial statements for the three months ended March 31, 2000, have been restated from amounts previously reported. The common stock and related expenses will be recorded as issued in the period in which those shares are earned.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

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

General and administrative. General and administrative expenses decreased $131,000, or 18.3%, for the three months ended March 31, 2000 compared to the same three months in 1999. This decrease was attributable primarily to the reduction in force in October 1999 and reductions in other administrative overhead costs such as rent and professional services, which was partially offset by the Consultancy Agreement with OTC Financial.

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

Loss from operations before other income (expense). The Company's loss from operations during the three months ended March 31, 2000 of $402,000 is $206,000 more than the loss for the same three months in 1999 of $196,000. The increased loss experienced during the three months ended March 31, 2000 was primarily attributable to the decrease in sales due to the Year 2000 concerns and the introduction of PeopleMed.

Interest expense. Interest expense increased $21,000 or 16.5% for the three months ended March 31, 2000 compared to the same three months in 1999. This increase was primarily due to the borrowings on the financing agreements.

Financing costs. Financing costs decreased $3.869 million from the three month period ended March 31, 1999. In 1999, portions of the financing costs associated with the warrants to purchase shares of common stock of Global Med in connection with the 1998 financing agreements were recognized. During the three months ended March 31, 2000, the financing costs relate primarily to the extensions of the due dates on the various financing agreements until April 2000.

Net loss. The Company's net loss for the three months ended March 31, 2000 and 1999 was $664,000 and $4,305,000, respectively. The difference of $3,641,000 relates primarily to the noncash financing costs incurred in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $387,000 as of March 31, 2000 compared to $330,000 at December 31, 1999, none of which was restricted.

The Company had a net working capital deficit of $6,890,000 as of March 31, 2000 and $2,127,000 at December 31, 1999. The primary reason for the decrease in working capital is the classification of the financing agreements as current liabilities as of March 31, 2000.

The Company used $475,000 in net cash for operating activities during the three months ended March 31, 2000. The cash used during the three months ended March 31, 2000 consisted primarily of the loss from operations of $664,000, net of the changes in operating assets and liabilities.

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

Management believes that the net proceeds generated by the financing agreements as discussed above, are sufficient to fund the Company's liquidity and capital requirements excluding acquisitions or major new product development initiatives. Management anticipates that the net proceeds from the financing agreements, proceeds from the exercise of warrants, and any future financing activities will be used to fund the Company's anticipated research and software development costs, sales and marketing efforts, and negative cash flows during the remainder of 2000 and for general working capital purposes.

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


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit No.                        Description
         ----------        ----------------------------------------------------

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

                                         GLOBAL MED TECHNOLOGIES, INC.
                                         A Colorado Corporation

Date: April 16, 2001                     By /s/ Michael I. Ruxin
                                         ---------------------------------------
                                         Michael I. Ruxin, Chairman of the Board
                                         and Chief Executive Officer, and
                                         Principal Accounting Officer