Form 10QSB/A
period 2000-06-30
GLOBAL MED TECHNOLOGIES INC
filed 2001-04-16
CIK 1009463

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

                          GLOBAL MED TECHNOLOGIES, INC.
                                  FORM 10-QSB/A
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


EXPLANATORY NOTE:
----------------

Pursuant to this Form 10-QSB/A, Global Med Technologies, Inc. amends "ITEM 1. Consolidated Financial Statements" and "ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 (see Note 7 to the condensed consolidated financial statements).

The financial statements for the three and six month periods ended June 30, 2000 have been restated from amounts previously reported to remove certain amounts recorded in accounts receivable, prepaid expenses and other assets and equity, to reduce amortization expense, to reduce the number of common shares outstanding, to reduce the weighted average number of common shares outstanding, and to recognize compensation expense associated with shares of common stock issued and subscribed at a discount to related parties.

                                                                        PAGE NO.
     Item 1.  Condensed Consolidated Financial Statements

          a.      Unaudited Condensed Consolidated Balance Sheets as of June 30,
                  2000 (as restated) and December 31, 1999.................... 3
          b. Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2000 (as restated) and
                  1999........................................................ 5
          c. Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2000 (as restated) and 1999... 6
          d. Unaudited Condensed Consolidated Statement of Stockholders' eficit for the six months ended June 30, 2000
                  (as restated)............................................... 7
          e. Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 (as restated) and 1999... 8
          f.      Notes to Unaudited Condensed Consolidated Financial
                  Statements................................................. 10

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................. 16

                           PART II - OTHER INFORMATION

     Item 2.      Change in Securities....................................... 20

     Item 5.      Other Information.......................................... 20

     Item 6.      Exhibits and Reports on Form 8-K

          a.      Exhibits................................................... 21
          b.      Reports on Form 8-K........................................ 21

Signatures................................................................... 21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                      June 30,         December 31,
                                                                                        2000               1999
                                                                                      -------          -----------
                                                                                    (As restated,
                                                                                     see Note 7)
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents ....................................................     $   421                330
   Accounts receivable-trade, net of allowance for uncollectible accounts
       of $50 at June 30, 2000 and December 31, 1999, respectively ..............         547                445
   Accrued revenues, net of allowance for uncollectible accounts
       of $15 at June 30, 2000 and December 31, 1999 ............................         894                324
   Prepaid expenses and other assets ............................................          68                 66
                                                                                      -------            -------
Total current assets ............................................................       1,930              1,165

EQUIPMENT, FURNITURE AND FIXTURES, AT COST:
   Furniture and fixtures .......................................................         167                167
   Machinery and equipment ......................................................         306                306
   Computer hardware and software ...............................................       1,596              1,583
                                                                                      -------            -------
                                                                                        2,069              2,056
   Less accumulated depreciation and amortization ...............................      (1,624)            (1,564)
                                                                                      -------            -------

Net equipment, furniture and fixtures ...........................................         445                492

DEFERRED FINANCING COSTS,
   net of accumulated amortization of $457 and $158 at
   June 30, 2000 and December 31, 1999, respectively ............................         301                300

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
   net of accumulated amortization of $1,460 and $1,126 at
   June 30, 2000 and December 31, 1999, respectively ............................       1,579              1,566

OTHER ASSETS ....................................................................         355                 65
                                                                                      -------            -------

Total assets ....................................................................     $ 4,610              3,588
                                                                                      =======            =======



See accompanying notes to unaudited condensed consolidated financial statements.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (In thousands)

                                                                                         June 30,           December 31,
                                                                                           2000                 1999
                                                                                        -----------         -----------
                                                                                       (As restated,
                                                                                        see Note 7)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Accounts payable ............................................................         $    430                303
   Accrued expenses ............................................................              876                808
   Accrued payroll .............................................................              120                 87
   Accrued compensated absences ................................................              389                412
   Noncompete accrual ..........................................................               35                 35
   Deferred revenue ............................................................            1,777              1,502
   Financing agreements, related party .........................................            5,400               --
   Current portion of capital lease obligations ................................              149                145
                                                                                         --------           --------
Total current liabilities ......................................................            9,176              3,292

CAPITAL LEASE OBLIGATIONS, less current portion ................................              118                179
FINANCING AGREEMENTS, RELATED PARTY, less current portion ......................             --                4,400
                                                                                         --------           --------
Total liabilities ..............................................................            9,294              7,871
                                                                                         --------           --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

   Preferred stock, $.01 par value: Authorized shares - 10,000;
      none issued or outstanding ...............................................             --                 --
   Common stock, $.01 par value: Authorized shares - 40,000;
      issued and outstanding shares - 13,412, and 11,638 at June 30, 2000
      and December 31, 1999, respectively ......................................              134                116
   Additional paid-in capital ..................................................           29,660             27,158
   Common stock subscription receivable ........................................             (160)              --
   Accumulated deficit .........................................................          (34,318)           (31,557)
                                                                                         --------           --------
Total stockholders' deficit ....................................................           (4,684)            (4,283)
                                                                                         --------           --------
Total liabilities and stockholders' deficit ....................................         $  4,610              3,588
                                                                                         ========           ========




See accompanying notes to unaudited condensed consolidated financial statements.

                          GLOBAL MED TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER COMMON SHARE INFORMATION)

                                                                                     Three months ended
                                                                                          June 30,
                                                                                2000                     1999
                                                                                ----                     ----
                                                                            (As restated,
                                                                             see Note 7)
REVENUES:

   Software sales and consulting ...........................................  $  1,059                   1,848
   Hardware and software sales, obtained from vendors ......................      --                       159
                                                                              --------                --------
                                                                                 1,059                   2,007
                                                                              --------                --------
COST OF REVENUES:
   Software sales and consulting ...........................................       450                     660
   Hardware and software sales, obtained from vendors ......................      --                       158
                                                                              --------                --------
                                                                                   450                     818
                                                                              --------                --------
Gross profit ...............................................................       609                   1,189

OPERATING EXPENSES:
   General and administrative ..............................................       874                     635
   Sales and marketing .....................................................       388                     432
   Research and development ................................................       141                     162
                                                                              --------                --------
Loss from operations .......................................................      (794)                    (40)

OTHER INCOME (EXPENSE):
   Interest income .........................................................         4                      99
   Interest expense ........................................................      (172)                    (91)
   Financing costs .........................................................    (1,135)                   (702)
   Other ...................................................................      --                        23
                                                                              --------                --------
Net loss ...................................................................  $ (2,097)                   (711)
                                                                              ========                ========
Basic and diluted loss per share of common share ...........................  $  (0.17)                  (0.07)
                                                                              ========                ========
Weighted average number of common shares outstanding -
   basic and diluted .......................................................    12,165                  10,695
                                                                              ========                ========







See accompanying notes to unaudited condensed consolidated financial statements.

                          GLOBAL MED TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER COMMON SHARE INFORMATION)

                                                                                          Six months ended
                                                                                               June 30,
                                                                                     2000                    1999
                                                                                     ----                    ----
                                                                                  (As restated,
                                                                                   see Note 7)
REVENUES:

   Software sales and consulting ...........................................       $  1,998                   3,084
   Hardware and software sales, obtained from vendors ......................           --                       159
                                                                                   --------                --------
                                                                                      1,998                   3,243
                                                                                   --------                --------
COST OF REVENUES:
   Software sales and consulting ...........................................            970                   1,204
   Hardware and software sales, obtained from vendors ......................           --                       158
                                                                                   --------                --------
                                                                                        970                   1,362
                                                                                   --------                --------
Gross profit ...............................................................          1,028                   1,881

OPERATING EXPENSES:
   General and administrative ..............................................          1,469                   1,255
   Sales and marketing .....................................................            614                     684
   Research and development ................................................            141                     178
                                                                                   --------                --------
Loss from operations .......................................................         (1,196)                   (236)

OTHER INCOME (EXPENSE):
   Interest income .........................................................              5                     102
   Interest expense ........................................................           (318)                   (218)
   Financing costs .........................................................         (1,252)                 (4,687)
   Other ...................................................................           --                        23
                                                                                   --------                --------
Net loss ...................................................................       $ (2,761)                 (5,016)
                                                                                   ========                ========
Basic and diluted loss per share of common share ...........................       $  (0.23)                  (0.51)
                                                                                   ========                ========
Weighted average number of common shares outstanding -
   basic and diluted .......................................................         11,963                   9,786
                                                                                   ========                ========




See accompanying notes to unaudited condensed consolidated financial statements.



                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 (In thousands)

                                                             Common Stock          Additional    Common stock
                                                         ---------------------       paid-in     subscription  Accumulated
                                                         Shares         Amount       capital      receivable     deficit      Total
                                                         ------         ------     ----------    ------------  -----------    -----

Balances, December 31, 1999 ...........................  11,638       $   116        27,158            --        (31,557)    (4,283)

   Exercise of stock options  .........................      44             1            41            --           --           42
   Issuance of common stock (as restated,
       see Note 7) ....................................   1,320            14         1,727          (160)          --        1,581
   Issuance of common stock for financing costs  ......     160             1           298            --           --          299
   Common stock issued for services  ..................     250             2           373            --           --          375
   Contributed capital  ...............................    --             --             63            --           --           63
   Net loss (as restated, see Note 7) .................    --             --           --              --         (2,761)    (2,761)
                                                        -------       -------       -------       -------        -------     ------
Balances, June 30, 2000 (as restated) .................  13,412       $   134        29,660          (160)       (34,318)    (4,684)
                                                        =======       =======       =======       =======        =======     ======

















See accompanying notes to unaudited condensed consolidated financial statements.

                          GLOBAL MED TECHNOLOGIES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   Six months ended
                                                                                                       June 30,
                                                                                                2000               1999
                                                                                                ----               ----
                                                                                            (As restated,
                                                                                             see Note 7)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ............................................................................        $(2,761)            (5,016)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation, amortization and amortization of software
          development costs .........................................................            394                346
     Noncash financing costs ........................................................          1,239              4,687
     Changes in allowances for uncollectible amounts ................................           --                   50
     Loss on disposal of assets .....................................................           --                   37
     Expense related to issuance of common stock, options and
          warrants in exchange for services .........................................            219                241
     Changes in operating assets and liabilities:
        Accounts receivable-trade, net ..............................................           (102)              (119)
        Accrued revenues, net .......................................................           (570)              (241)
        Prepaid expenses and other assets ...........................................              4                 47
        Accounts payable ............................................................            127                 41
        Accrued expenses ............................................................             68                (43)
        Accrued payroll .............................................................             33                155
        Accrued compensated absences ................................................            (23)                13
        Noncompete accrual ..........................................................           --                 --
        Deferred revenue ............................................................            275               (151)
                                                                                             -------            -------

Net cash provided by (used in) operating activities .................................         (1,097)                47
                                                                                             -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capitalized software development costs ..............................................           (347)              (572)
Purchases of equipment, furniture and fixtures ......................................            (13)               (72)
Proceeds from sales of property and equipment .......................................           --                    6
                                                                                             -------            -------

Net cash used in investing activities ...............................................           (360)              (638)
                                                                                             -------            -------
(Continued)






See accompanying notes to unaudited condensed consolidated financial statements.





                          GLOBAL MED TECHNOLOGIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                                                                                   Six months ended
                                                                                                       June 30,
                                                                                                2000               1999
                                                                                                ----               ----
                                                                                           (As restated,
                                                                                            see Note 7)


CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings on financing agreements, related party ...................................        $ 1,000                450
Sale of common stock ................................................................            500               --
Exercise of employee stock options ..................................................             42               --
Minority investment in subsidiary ...................................................             63               --
Borrowing on bridge loan ............................................................           --                  200
Repayments on bridge loan ...........................................................           --                 (200)
Principal payments under capital lease obligations ..................................            (57)               (91)
                                                                                             -------            -------

Net cash provided by financing activities ...........................................          1,548                359
                                                                                             -------            -------

Net increase (decrease) in cash and cash equivalents ................................             91               (232)

Cash and cash equivalents, at beginning of period ...................................            330                821
                                                                                             -------            -------

Cash and cash equivalents, at end of period .........................................        $   421                589
                                                                                             =======            =======

SUPPLEMENTAL DISCLOSURES OF OTHER INVESTING AND FINANCING ACTIVITIES:


   Forgiveness of debt in exchange for exercise of warrants .........................        $  --                  500
                                                                                             =======            =======
   Cancellation of common stock issued for services .................................        $  --                  (23)
                                                                                             =======            =======
   Common stock issued for financing fees ...........................................        $ 1,239                168
                                                                                             =======            =======
   Common stock issued for services .................................................        $   516                 23
                                                                                             =======            =======
   Equipment financed under capital lease ...........................................        $  --                  273
                                                                                             =======            =======







See accompanying notes to unaudited condensed consolidated financial statements.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (collectively the Company or Global Med) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position at June 30, 2000 and the results of their operations for the three months ended June 30, 2000 and 1999 have been included.

The accompanying unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. The interim results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period of 2000 or for the year ending December 31, 2000.

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

The Company's net loss for the six months ended June 30, 2000 is $2.761 million. Cash flow used by operating activities totaled $1.097 million and the Company has accumulated deficits of $34.318 million. The Company continues to seek alternative financing arrangements, equity contributions, and capital support while the management of the Company evaluates revenue enhancement and cost containment strategies.

Management believes that the net proceeds generated by the financing agreements as discussed in Note 3, are sufficient to fund the Company's liquidity and capital requirements excluding acquisitions or major new product development initiatives. Management anticipates that the net proceeds from the financing agreements, proceeds from the exercise of warrants, and any future financing activities will be used to fund the Company's anticipated research and software development costs, sales and marketing efforts, and negative cash flows during the remainder of 2000 and for general working capital purposes.

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

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

3.  FINANCING AGREEMENTS, RELATED PARTY

Loan agreements with eBanker for $2,650,000 and $2,000,000 that were due in April 2000 were extended to January 9 and January 7, 2001, respectively. Payment of interest was also extended to the respective dates in January 2001. A conversion rate of $1.6875 per share was added to the $2,650,000 loan. Other terms of the loans remain the same. In consideration of the extension, Global Med agreed to pay a fee of 137,778 shares of its common stock. Based on the market price of the stock on the date of the agreements, the shares have a value of $262,130, which has been recorded as deferred financing costs and amortized over the extension period. If the loans' accrued interest or principal is not repaid in 270 days the loans' interest and principal due date will be automatically extended to April 15, 2001. The loans will lose their conversion features. Interest will continue to accrue on the balances at 12% interest per annum.

If the loans' accrued interest and principal are not repaid in 270 days, a 10-year warrant exercisable to acquire common shares of Global Med at a price of $0.50 per share will be issued to eBanker. The number of shares authorized by the warrant will be equal to the entire principal and interest amount divided by the new exercise price of $0.50 per share and the debt will be extended as discussed above.

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

4.  PEOPLEMED.COM, INC.

In May 1999, Global Med formed a subsidiary, PeopleMed.com, Inc., (PeopleMed) a Colorado corporation, which is approximately 85% owned by the Company, represented by 7,500,000 shares of PeopleMed common stock, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application will allow doctors and other medical employees access to a patient's history. The remaining 15% of PeopleMed is owned by certain officers and directors of Global Med who acquired 1,275,000 shares of PeopleMed common stock for $12,750 during the six months ended June 30, 2000 in payment of subscriptions for common stock. There is no minority interest reflected in the Company's June 30, 2000 or December 31, 1999 consolidated balance sheets because PeopleMed had a stockholders' deficit at those dates.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

In February 2000, PeopleMed commenced a private placement of 2,000,000 shares of its $.001 par value common stock at $1.00 per share for a possible total of $2,000,000. As of June 30, 2000, 50,000 shares of PeopleMed's $.001 par value common stock had been sold at $1.00 per share for a total of $50,000. The cash payment received during the six months ended June 30, 2000 is reflected as contributed capital in the accompanying financial statements. In addition, 5,000 shares of PeopleMed common stock were issued to an officer for services valued at $5,000.

5.  STOCKHOLDERS' EQUITY

Stock Option Exercises

During the six months ended June 30, 2000, options to purchase 44,000 shares of common stock were exercised for a total of $42,000.

Sales of Common Stock

In June 2000, eVision purchased 1,000,000 shares of common stock of the Company for $500,000. A director subscribed to 150,000 shares of common stock for $75,000 and 170,000 shares were subscribed to by a shareholder for $85,000. All of these shares are restricted shares. The 320,000 subscribed shares are reflected as common stock subscribed in the accompanying financial statements. In connection with the sales to eVision and the director, the Company recognized financing costs of $940,000 and compensation expense of $141,000.

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

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

On the effective date of the agreement, the 250,000 shares of common stock that were not held in escrow had a fair value of $375,000 based on quoted market prices of the Company's common stock. The amount has been recorded as a prepaid expense and is being amortized over the term of the agreement. Amortization of investor relations expense related to this agreement was $78 thousand for the six months ended June 30, 2000.

The shares held in escrow will be released upon their meeting certain criteria discussed above. Upon the performance of the criteria discussed above, the Company will recognize an investor-relations expense equal to the then current fair value of the 250,000 shares currently held in escrow. The 250,000 shares held in escrow are not included in the common shares outstanding as of June 30, 2000.

6.  RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the current period presentation.

7.  RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the three and six months ended June 30, 2000, management determined that common stock placed in an escrow account for consulting services (See Note 5) should not have been recorded as issued and outstanding and the related prepaid asset and investor relations expense of $375,000 should not have been recorded. Additionally, management of the Company determined that common stock issued and subscribed at a discount to related parties during the three months ended June 30, 2000 should have been recorded with corresponding financing costs and compensation charges and increases in additional paid-in capital and the common stock subscription should not have been recorded as an account receivable. As a result, the financial statements for the three and six months ended June 30, 2000, have been restated from amounts previously reported. The common stock placed in an escrow account for consulting services and the related expense will be recorded in the period in which those shares are earned.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

The effects of the restatement are as follows:

In thousands, except per share amounts
--------------------------------------
                                                                  As             As previously
As of June 30, 2000:                                           restated            reported
-------------------                                            --------          -------------

   Accounts receivable, net of allowance
      for uncollectible accounts ...........................   $    547                707

   Prepaid expenses and other assets .......................   $     68                315

   Other assets ............................................   $    355                410

   Common stock, $.01 par value ... .........................  $    134                137

   Additional paid-in capital ...............................  $ 29,660             28,956

   Common stock subscribed ..................................  $   (160)              --

   Accumulated deficit ......................................  $(34,318)           (33,315)

   Number of common shares outstanding ......................    13,412             13,662


                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

In thousands, except per share amounts
--------------------------------------
                                                                         As               As previously
For the Three Months Ended June 30, 2000:                             restated               reported
----------------------------------------                              --------            -------------

   General and administrative expense ..........................     $    874                     780

   Loss from operations ........................................     $   (794)                   (700)

   Financing costs .............................................     $ (1,135)                   (195)

   Net loss ....................................................     $ (2,097)                 (1,063)

   Basic and diluted loss per share of common share ............     $  (0.17)                  (0.09)

   Weighted average number of common shares outstanding -
      basic and diluted ........................................       12,165                  12,415



In thousands, except per share amounts
--------------------------------------
                                                                        As               As previously
For the Six Months Ended June 30, 2000                               restated               reported
--------------------------------------                               --------            -------------

   General and administrative expense ..........................    $  1,469                   1,405

   Loss from operations ........................................    $ (1,196)                 (1,132)

   Financing costs .............................................    $ (1,252)                   (313)

   Net loss ....................................................    $ (2,761)                 (1,758)

   Basic and diluted loss per share of common share ............    $  (0.23)                  (0.14)

   Weighted average number of common shares outstanding -
      basic and diluted ........................................      11,963                  12,137


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

Loan agreements with eBanker for $2,650,000 and $2,000,000 that were due in April 2000 were extended to January 9 and January 7, 2001, respectively. Payment of interest was also extended to the respective dates in January 2001. A conversion rate of $1.6875 per share has been added to the $2,650,000 loan. In consideration of the extension, Global Med agreed to pay a fee of 137,778 shares of its common stock. Based on the market price of the stock on the date of the agreements, the shares have a value of $262,130, which has been be recorded as deferred financing costs and amortized over the extension period. If the loans' accrued interest or principal is not repaid in 270 days the loans' interest and principal due date will be automatically extended to April 15, 2001. The loans will lose their conversion features. Interest will continue to accrue on the balances at 12% interest per annum.

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

RESULTS OF OPERATIONS

Subsequent to the issuance of the Company's financial statements for the three and six months ended June 30, 2000, management determined that common stock placed in an escrow account for consulting services (See Note 5 to the unaudited condensed consolidated financial statements) should not have been recorded as issued and outstanding and the related prepaid asset and investor relations expense should not have been recorded. Additionally management of the Company determined that common stock issued and subscribed at a discount to related parties during the three months ended June 30, 2000 should have been recorded with corresponding financing costs, and compensation charges and increases in additional paid in capital, and the common stock subscription should not have been recorded as an account receivable. As a result, the financial statements for the three and six months ended June 30, 2000, have been restated from amounts previously reported. The common stock placed in an escrow account for consulting services and the related expense will be recorded in the period in which those shares are earned.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Revenues. Revenues are comprised of license fees for SAFETRACE and SAFETRACE Tx(TM), maintenance revenues, implementation and consulting services revenues, collectively software sales and consulting.

Revenues from software sales and consulting decreased by $789 thousand, or 43%, for the three months ended June 30, 2000 compared to the same three months in 1999. This decrease in revenues is primarily the result of a contract settlement received in 1999 offset by increased sales of the SAFETRACE and SAFETRACE Tx(TM) products in 2000 of $62 thousand. The contract settlement amount recognized during the three months ended June 30, 1999 was $850 thousand or 46% of software sales and consulting revenues for the period.

In certain circumstances Global Med sells hardware and software obtained from outside vendors to its existing customers. Global Med had no such sales during the three months ended June 30, 2000.

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

General and administrative. General and administrative expenses increased $239 thousand for the three months ended June 30, 2000 compared to the same three months in 1999. This increase is primarily attributable to the compensation expense associated with the sale of common stock at a discount to a director of $141 thousand and amortization expense associated with the consultancy agreement of $47 thousand for the three months ended June 30, 2000.

Sales and marketing. Sales and marketing expenses decreased $44 thousand for the three months ended June 30, 2000 compared to the same three months in 1999. This decrease in sales and marketing expenses included increased sales and marketing efforts related to SAFETRACE TX(TM) during the three months ended June 30, 2000, which were offset by the reduction in work force of October 1999.

Research and development. Research and development expenses decreased $21 thousand for the three months ended June 30, 2000 compared to the same three months in 1999. The decrease in research and development expenses was primarily due to the reduced development efforts related to existing products.

Loss from operations before other income (expense). The Company's loss from operations during the three months ended June 30, 2000 of $794 thousand is $754 thousand more than the loss for the same three months in 1999 of $40 thousand. The increased loss experienced during the three months ended June 30, 2000 was primarily attributable to the contract settlement of $850 thousand received in June 1999.

Interest expense. Interest expense increased $80 thousand or 88% for the three months ended June 30, 2000 compared to the same three months in 1999. This increase was primarily due to the borrowings on the financing agreements.

Financing costs. Financing costs increased $433 thousand primarily due to the sale of common stock to eVision at a discount of $940 thousand, offset by decreased financing costs related to the financing agreements extended in 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Revenues. Revenues from software sales and consulting decreased by $1.086 million, or 35%, for the six months ended June 30, 2000 compared to the same six months in 1999. This decrease in revenues is primarily the result of the contract settlement of $850 thousand received in June 1999 as well as decreased sales of the SAFETRACE and SAFETRACE Tx(TM) products due to lingering Year 2000 effects on potential purchasers of software during the first three months of the year ending December 31, 2000. Software purchasers were delaying decisions until more time had passed to ensure no Year 2000 issues surfaced during the first six months of 2000. These purchasing delays were experienced by the software industry overall and are not particular to Global Med.

In certain circumstances, Global Med sells hardware and software obtained from outside vendors to its existing customers. During the six months ended June 30, 2000 Global Med had no such sales.

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

General and administrative. General and administrative expenses increased $214 thousand for the six months ended June 30, 2000 compared to the same six months in 1999. This increase includes additional expenses of $78 thousand attributable to the Consultancy Agreement with OTC Financial, $141 thousand of compensation expense associated with the sale of common stock at a discount to a director, offset by decreases in various general and administrative expenses.

Sales and marketing. Sales and marketing expenses decreased $70 thousand or 10%, for the six months ended June 30, 2000 compared to the same six months in 1999. This decrease in sales and marketing expenses was primarily due to the leveling off of the increased sales and marketing efforts related to SAFETRACE TX(TM) of 1999.

Research and development. Research and development expenses decreased $37 thousand to $141 thousand, for the six months ended June 30, 2000 compared to the same six months in 1999. The increase in research and development expenses was primarily due to costs incurred for the PeopleMed product.

Loss from operations before other income (expense). The Company's loss from operations during the six months ended June 30, 2000 of $1.196 million is $960 thousand more than the loss for the same six months in 1999. The increased loss experienced during the six months ended June 30, 2000 was primarily attributable to the contract settlement of $850 thousand received in June 1999 offset by decreased sales of SAFETRACE TX(TM).

Interest expense. Interest expense increased $100 thousand or 46% for the six months ended June 30, 2000 compared to the same six months in 1999. This increase was primarily due to the borrowings on the financing agreements.

Financing costs. Financing costs decreased $3.435 million from the six month period ended June 30, 1999. In 1999, portions of the financing costs associated with the warrants to purchase shares of common stock of Global Med in connection with the 1998 financing agreements were recognized. During the six months ended June 30, 2000, the financing costs relate primarily to the sale of common stock to eVision at a discount of $940 thousand.

Net loss. The Company's net loss for the six months ended June 30, 2000 and 1999 was $2.761 million and $5.016 million, respectively. The difference of $2.255 million relates primarily to the noncash financing costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $421 thousand of June 30, 2000 compared to $330 thousand at December 31, 1999, none of which was restricted.

The Company had a net working capital deficit of $7.246 million as of June 30, 2000 and $2.127 million at December 31, 1999. The primary reason for the decrease in working capital is the classification of the financing agreements as current liabilities as of June 30, 2000.

The Company used $1.097 million in net cash for operating activities during the six months ended June 30, 2000. Net cash used by investing activities was $360 thousand during the six months ended June 30, 2000 compared to $638 thousand during the same period of 1999. The Company invested $347 thousand and $572 thousand in software development during the six months ended June 30, 2000 and 1999, respectively.

Net cash provided by financing activities was $1.548 million during the six months ended June 30, 2000, compared to net cash provided by financing activities of $359 thousand during the six months ended June 30, 1999. These amounts primarily include proceeds from the financing agreements and sales of common stock.

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

In April 2000, Global Med issued a total of 500,000 shares of its common stock to a consultant in exchange for services, per a February 2000 agreement. Of the total shares, 250,000 are held in an escrow account. The issuance of shares in exchange for services was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. The purchaser had access to full information concerning the Company. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transaction.

ITEM 5.  OTHER INFORMATION

In July 2000, Alan K. Geddes, Vice President, Finance, Treasurer, and Chief Financial Officer, resigned from his position with the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibit No.                    Description
                 ----------      -----------------------------------------------

                 10.1 Agreement between Shared Medical Systems and Global Med Technologies dated September 23, 1999.


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

                                   GLOBAL MED TECHNOLOGIES, INC.
                                   A Colorado Corporation

Date: April 16, 2001               By /s/ Michael I. Ruxin
                                      ------------------------------------------
                                      Michael I. Ruxin, Chairman of the Board
                                      and Chief Executive Officer, and Principal
                                      Accounting Officer