Form 10KSB
period 2000-12-31
GLOBAL MED TECHNOLOGIES INC
filed 2001-04-16
CIK 1009463

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2000

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For The Transition Period From             To

                               COMMISSION FILE NUMBER: 0-22083

GLOBAL MED TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

                                                   Colorado                                                                                                       84-1116894
                                (State or other jurisdiction of                                                                       (I.R.S. Employer Identification No.)
                                 incorporation or organization)

                                                                                                      12600 West Colfax Suite C-420 Lakewood, Colorado 80215
                                                                                          (Address of principal executive offices)  (Zip Code)

                              Issuer's telephone number:  (303) 238-2000

                              Securities registered under Section 12(b) of the Act:   None

                              Securities registered under Section 12(g) of the Act:

Common Stock, $.01 par value
Class A Common Stock Purchase Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Issuer's revenues for its most recent fiscal year: $4,379,000.

Aggregate market value of voting stock held by non-affiliates as of April 10, 2001: $5,004,193 based on the closing bid of $0.65 per share as of that date. Shares of common stock, $.01 par value, outstanding as of April 10, 2001: 22,236,386.

Documents incorporated by reference: See Part IV, Item 13(a), and “EXHIBIT INDEX” on page 31 for a listing of documents incorporated by reference into this Annual Report on FORM 10-KSB.

GLOBAL MED TECHNOLOGIES, INC.

FORM 10-KSB

DECEMBER 31, 2000

TABLE OF CONTENTS

PART I

Item                                                                        Page

PART II

8.   Changes In and Disagreements with Accountants on Accounting and
     Financial Disclosure ..................................................  16

PART III

9.   Directors, Executive Officers, Promoters and Control Persons; Compliance

PART IV

13.  Exhibits and Reports on Form 8-K ......................................  28

     Signatures ............................................................  29

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Global Med Technologies, Inc. was organized under the laws of the State of Colorado in December 1989.

In 1995, the Company merged with the Wyndgate Group, Inc. (“Wyndgate”). Wyndgate operates as a division of Global Med Technologies, Inc. and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities.

During 1999, the Company formed a majority-owned subsidiary, PeopleMed.com, Inc. (“PeopleMed”), a Colorado corporation, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history.

PeopleMed offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s system uses the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims, and medical records. In addition to the system’s Internet capabilities, the Company plans to include interfaces to hand-held devices, fax machines, alphanumeric pagers, interactive voice response, and many types of patient-monitoring devices in PeopleMed’s information infrastructure.

PeopleMed is owned 83% by Global Med Technologies, Inc. and 17% by third parties including certain executive officers and directors of Global Med Technologies, Inc. Global Med Technologies, Inc. and PeopleMed are referred to collectively herein as the “Company” or “Global Med”.

Global Med has introduced to the market two internet-based software applications designed to improve patient care while promoting savings and efficiency. SAFETRACE Tx.com ™ provides hospitals and blood centers with a coordinated system that fully integrates blood inventory, testing and management-improving blood safety, reducing waste and improving patient care.

Related Parties

Global Med is financed primarily through lending arrangements provided by eBanker USA.com, Inc. (“eBanker”) as discussed further below. eBanker is a consolidated subsidiary of eVision USA.Com, Inc. (“eVision”). eVision is majority owned by Online Credit International Ltd. (“Online International”) and its subsidiary Online Credit Limited (Online Credit). Online Credit, eVision and eBanker all are shareholders of Global Med. Additionally, eBanker and eVision each hold warrants to acquire an additional 1 million shares of Global Med’s common stock with an exercise price of $0.25 per share. As discussed further below and in the accompanying financial statements, in November 2000, eBanker and Global Med entered into a series of transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision.

Additionally, eVision and other of its subsidiaries provide various management and accounting support services to Global Med. See the discussion of such transactions in notes 1 and 2 in the accompanying financial statements

As a result of these transactions and relationships, the financial condition and results of operations Global Med may not necessarily be indicative of those that would have resulted if Global Med were unaffiliated with these entities.

BUSINESS OF REGISTRANT

Principal Products and Their Markets

The Company designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other health care related facilities. Revenues are derived from the licensing of software, maintenance, the provision of consulting and other value added support services and the resale of hardware and software obtained from vendors.

Wyndgate began development of a blood tracking system called SAFETRACE® to assist community blood centers, hospitals, plasma centers and outpatient clinics in the U.S. in complying with the quality and safety standards of the FDA for the collection and management of blood and blood products.

The Company has completed the development of SAFETRACE® and SAFETRACE TX™, a transfusion management information system that is designed to be used by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. SAFETRACE TX™ provides electronic cross-matching capabilities to help insure blood compatibility with patient-recipients and will track, inventory, bill and document all activities with blood products from the time blood products are received in inventory to the time the blood products are used or returned to blood centers. Management expects SAFETRACE TX™ will complement SAFETRACE® as the combined SAFETRACE TX™ and SAFETRACE® software system will be able to integrate hospitals with blood centers and provide a “vein-to-vein”™ tracking of the blood supply. SAFETRACE TX™ entered beta testing on April 6, 1998. Upon completion of beta testing, a 510(k) submission of SAFETRACE TX™ was made to the FDA. FDA clearance was received January 29, 1999.

The Company continues to concentrate its development efforts on enhancements to its existing SAFETRACE® blood bank product and SAFETRACE TX™, Wyndgate’s transfusion management information system software product was completed in 1998. The Food and Drug Administration (“FDA”) cleared both products for sale in the United States. The Company’s development of SAFETRACE TX™ began in 1996.

In 1999, the Company introduced PeopleMed. PeopleMed supports chronic disease management as an ASP. PeopleMed’s system uses the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims, and medical records. In addition to the system’s Internet capabilities, PeopleMed also plans to include interfaces to hand-held devices, fax machines, alphanumeric pagers, interactive voice response, and many types of patient-monitoring devices in its information infrastructure.

Competition

Currently, the Company is aware of five primary competitors to its SAFETRACE®software product, including MAK-SYSTEM Corp. in France, Information Data Management, Inc., Blood Bank Computer Systems, Inc., MEDIWARE Information Systems, Inc. and Systec Computer Associates in the United States. There are three primary competitors in the United States to its SAFETRACE TX™ product, Sunquest, MEDIWARE Information Systems, Inc. and Cerner Corp. Some of these competitors are larger and have greater resources than the Company.

The Company believes it is able to compete on the basis of the capabilities of the technology currently available in SAFETRACE® and SAFETRACE TX™.

Dependence on Major Customers

The Company, through its Wyndgate division, currently has 31 SAFETRACE® customers and 21 SAFETRACE TX™ customers with over 170 sites in the United States. It intends to continue to target domestic and international blood centers, plasma centers and hospital donor and transfusion centers.

No customers accounted for more than 10% of the Company’s revenues during 2000. In April 1999, the Company entered into a termination agreement with a former customer who had previously licensed multiple sites for SAFETRACE®. The agreement resolved all outstanding contractual issues and resulted in payments to the Company during 1999 of approximately $919,000, or approximately 17% of revenue.

ROYALTY AND COMMISSION AGREEMENTS

The Royalty Group. Pursuant to a development agreement between Wyndgate and the Royalty Group, Wyndgate developed SAFETRACE® and must make royalty payments to the Royalty Group based on a percentage of Wyndgate’s SAFETRACE® license fees collected, measured by cash received from SAFETRACE® licensees, net of certain fees and charges. The royalty schedule is based upon the first date of SAFETRACE® license invoicing, which was September 14, 1995. The royalty amounts are computed as a percentage of software license fees collected.

Ortho–Clinical Diagnostics, Inc. In 1996, the Company entered into an Exclusivity and Software Development agreement (the “Exclusivity Agreement”) with Ortho-Clinical Diagnostics, Inc. (“OCD”), successor to Ortho Diagnostic Systems Inc., a wholly owned subsidiary of Johnson & Johnson. The Exclusivity Agreement provided OCD the exclusive right to negotiate with the Company with respect to the Company’s activities and developments in information technology and intellectual property relating to donor and transfusion medicine. In connection with this agreement, the Company received $500 thousand in 1996, which was recorded as deferred revenue.

In May 1997, the Company received a request from OCD to continue its evaluation of the Company’s technology, on a non-exclusive basis, with the intent of responding to the Company by July 14, 1997 regarding whether or not OCD would propose some form of transaction with the Company. The Company received an additional $500 thousand from OCD during 1997 which was recorded as deferred revenue until the Company provided the software development services as defined in the Exclusivity Agreement. The Company finalized the Manufacturer’s Representative and Software Development Agreement (“OCD Agreement”) during June 1999 making OCD the exclusive in-vitro diagnostics manufacturer’s representative for the SAFETRACE TX ™ product in defined territories around the world. The total of $1 million which was included in deferred revenue as of December 31, 1998 is being recognized as follows: $500 thousand is being recognized ratably over the term of the 22 month contract and $500 thousand will be recognized upon completion of development work in the future as mutually agreed.

Sysmex Infosystems America, Inc. During 2000, the Company entered into a non-exclusive marketing and support agreement with Sysmex Infosystems America, Inc. (“SIA”). Under this agreement, SIA will market the Company’s blood bank products on a preferred basis. The Company will pay a commission to SIA based on the software license fee for each sale SIA has facilitated. The initial term of the agreement is for three years from the signing date of this agreement. This agreement is automatically renewed for one-year periods if neither party terminates the agreement within 60 days of expiration.

Triple G Systems Group, Inc. During 2000, the Company entered into a non-exclusive marketing and support agreement (the “Non-Exclusive Agreement #2”) with Triple G Systems Group, Inc. (“Triple G”). Triple G, under the Non-Exclusive Agreement #2, will market the Company’s SafeTrace Tx products on a preferred basis. The Company will pay to Triple G a commission based on a percentage of the software license fee that Triple G facilitates through their marketing efforts. This agreement is effective for three years and will renew for additional one-year periods, at the expiration of the term, if neither party terminates this agreement in writing within 60 days of expiration.

GOVERNMENT APPROVAL AND REGULATION

The FDA requires all blood tracking application software vendors to submit a 510(k) application for review. The application process for FDA review and compliance with FDA guidelines relates to computer software products regulated as medical devices. The FDA considers software products intended for the following to be medical devices: (i) use in the manufacture of blood and blood components; or (ii) maintenance of data used to evaluate the suitability of donors and the release of blood or blood components for transfusion or further manufacturing. As medical device manufacturers, the Company and its competitors are required to register with the Center for Biologics Evaluation and Research (“CBER”), list their medical devices, and submit a pre-market notification or application for pre-market review. In April 1997, the Company’s Wyndgate division received notification from the FDA of its finding of “substantial equivalence” of SAFETRACE®. This determination provides a 510(k) clearance and permits the Company to continue to market SAFETRACE®. On January 29, 1999, the 510(k) clearance was received for SAFETRACE TX™.

The Company’s products and services are subject to regulations adopted by governmental authorities, including the FDA, which governs blood center computer software products regulated as medical devices. The Company is also required to follow applicable Quality System Regulations (“QSR”) of the FDA, which include testing, control and documentation requirements, as well as similar requirements in other countries, including International Standards Organization (“ISO”) 9001 standards.

Financing Agreements with Related Parties

In April 1998, Global Med entered into financing agreements with Online Credit and Fronteer Capital, a subsidiary of eVision. Online Credit committed to extend a line of credit in the amount of $1.5 million and Fronteer Capital committed to extend $1.65 million under separate agreements. The interest rate under both agreements was 12% per annum. In consideration for the commitments, Global Med issued Online Credit and Fronteer Capital warrants to purchase 6 million and 1 million shares, respectively, of Global Med common stock exercisable at $0.25 per share. Fronteer Capital would be granted an additional warrant to acquire 5 million shares of Global Med common stock at $0.25 per share upon the initial borrowing under the financing agreement. Additionally, Online Credit was granted the right to appoint five members to the board of directors of Global Med so long as there are any amounts outstanding under its original agreement. Online Credit has appointed such members to the board of directors of Global Med. In the event of default, amounts due under these commitments were convertible into common shares of Global Med at $0.05 per share.

In October 1998, eBanker and Global Med agreed to an assignment of the loan commitment from Fronteer Capital, excluding the warrant to purchase 1 million shares of common stock issued in connection with the commitment. Global Med issued eBanker a warrant to purchase 5 million shares of Global Med common stock at $0.25 per share upon initial borrowing under the financing agreement in October 1998. Additionally, in October 1998, eBanker purchased from Online Credit $1 million of its $1.5 million total notes receivable from Global Med and a warrant to purchase 4 million shares of common stock of Global Med at $0.25 per share for a total purchase price of $1.1 million.

As of December 31, 1998, Global Med owed eBanker the $1.65 million under Fronteer Capital’s original financing agreement plus the $1 million under Online Credit’s original financing agreement for a total of $2.65 million. Additionally, at December 31, 1998 Global Med owed Online Credit $500 thousand under its financing agreement. Amounts borrowed under these agreements were initially due in April 1999.

In March 1999, Online Credit exercised its remaining 2 million warrants in cancellation of the remaining $500 thousand it had extended to Global Med. Additionally, eBanker extended the due date for the $2.65 million outstanding under its financing agreements with Global Med until April 15, 2000. In consideration for the extension, Global Med paid eBanker a 2% fee in the form of 42,400 shares of Global Med common stock and the default conversion feature of the loans was increased from $0.05 per share to $0.25 per share.

In March 1999, eBanker extended a $750 thousand bridge loan to Global Med due in December 1999. The outstanding bridge loan balance was convertible into common shares of Global Med at the rate of $1.13 per share. The bridge loan bears interest at 12% and eBanker was paid a 2% commitment fee in the form of 13,275 shares of Global Med’s common stock.

In April 1999, Online Credit entered into a bridge loan commitment with Global Med for $2 million due in April 2000. The outstanding bridge loan balance was convertible into shares of Global Med at the rate of $1.15 per share. The bridge loan bears interest at 12% and Online Credit was paid a 5% commitment fee in the form of 86,957 shares of Global Med’s common stock.

In October 1999, Online Credit, as agreed to by Global Med, assigned to eBanker its $2 million bridge loan commitment to Global Med and transferred to eBanker the 86,957 shares of Global Med common stock issued in consideration for the loan commitment to eBanker. Also in October 1999, eVision and eBanker entered into a lock up agreement whereby Global Med issued 50 thousand and 450 thousand shares of its common stock to eVision and eBanker, respectively, in consideration for eVision and eBanker agreeing to restrict sales of their holdings of Global Med common stock and warrants for a period of one year.

In December 1999, the $750,000 bridge loan was extended to September 2000. In consideration for the extension, eBanker received a 2% fee in the form of 13,275 shares of Global Med common stock and the conversion rate was reduced from $1.15 per share to $0.50 per share.

At December 31, 1999, $4.4 million was outstanding under eBanker’s financing agreements with Global Med and $1 million remained available under the bridge loan commitment of eBanker.

In April 2000, the $2.65 million loans and the $2 million bridge loan were extended to January 2001. Under the terms of the extension, if the loans were not repaid by January 2001, they would automatically extend to April 2001, the conversion features would be eliminated and eBanker would be granted warrants to acquire Global Med common stock at $0.50 per share. The number of warrants to be issued would be based on the total principal and interest outstanding divided by the exercise price of $0.50 per share. A conversion feature was added to the $2.65 million loan that entitled eBanker to convert the loan into shares of Global Med common stock at a rate of $1.68 per share. Additionally, the $750 thousand bridge loan was extended to January 2001. In consideration for these extensions, eBanker was paid a 2% fee in the form of 160,000 shares of Global Med common stock.

In November 2000, eBanker agreed to exercise warrants to purchase 8 million shares of common stock of Global Med at $0.25 per share in exchange for canceling $2 million of its notes receivable from Global Med. The remaining $3.4 million outstanding under the various financing agreements and accrued interest of $428,700 were combined into one agreement and the due date was extended to July 1, 2001. Global Med agreed to pay interest of 12% per annum on a semi-annual basis, with the first interest payment due May 19, 2001. The 8 million shares of common stock were issued on February 28, 2001 and are considered outstanding as of November 19, 2000. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197,600 shares of common stock of Global Med. If the principal and interest are not paid in full by July 1, 2001, the due date of the principal will automatically be extended to July 1, 2003. Additionally, Global Med will issue eBanker warrants to acquire up to 10,168,430 shares of Global Med common stock with an exercise price of $0.50 per share. The actual number of warrants to be issued will be determined based upon the amount of principal outstanding at July 1, 2001. Additionally, upon the occurrence of certain events related to a certain contract Global Med is negotiating, Global Med will have the right, in its discretion, to put its shares of common stock worth up to $1.5 million to eBanker at $0.50 per share in the form of exchanging debt for common stock. The outstanding loan balance is convertible into the common stock of Global Med at eBanker’s option at a rate of $1.00 per share. The default conversion rate under this extension is $1.00 per share. As consideration for this provision, eBanker was issued 500,000 restricted shares of Global Med common stock. As a result of these transactions, eBanker obtained control of Global Med and Global Med will be reflected in eVision’s consolidated financial statements as a consolidated subsidiary of eBanker effective November 19, 2000.

The loan with eBanker is secured by all of Global Med’s assets including its shares in PeopleMed and the assets of PeopleMed and Global Med, including intellectual property. As part of the November 19, 2000 Loan Agreement, the Personal Guarantee of Dr. Michael I. Ruxin, as dated August 12, 1998, and assigned to eBanker, was reduced from $1.5 million to $650 thousand plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets. As part of the November 19, 2000 Financing Agreement, Global Med agreed to register and maintain registration for all present and future shares including underlying warrants, belonging to eBanker.

If Global Med defaults on the repayment of any amount borrowed under the combined note issued to eBanker, all existing members of the board of directors of Global Med will be required to resign and eBanker will have the right to appoint all new members.

At December 31, 2000, principal of $3.829 million and accrued interest of $54 thousand were outstanding under the financing agreements between eBanker and Global Med and there were no remaining amounts available under the commitment agreement.

On March 22, 2001, Global Med and eBanker entered into an interest payment option agreement that provides that Global Med may have the option, with five days prior written notice, to elect and pay to eBanker, before July 1, 2001, Global Med’s entire interest payment calculated for the life of loan agreement dated November 19, 2000, in the form of 1,746,688 shares of Global Med common stock (calculated at $0.6875 per share, which was the prevailing market price on March 22, 2001). In the event that Global Med pays down any principal on the loan prior to July 1, 2003, eBanker will return a number of shares determined by calculating the pro-rata interest avoided due to early repayment of principal divided by $0.6875 per share. eBanker will make this calculation on July 1, 2001, July 1, 2002 and July 1, 2003.

Consulting Agreement

The Company entered into a Consultancy Agreement, effective as of February 24, 2000, for a period of twenty-four (24) months, with National Financial Communications Corporation, dba OTC Financial Network (“OTC Financial”). OTC Financial provided consulting services, with the expressed intent and goal of getting the Company, or its successor or assigns, listed on the Nasdaq Stock Market which include providing financial community and investor relations for the Company, and advising the Company, as requested, regarding financial community and investor relations.

Upon execution of this agreement, the Company agreed to issue to OTC Financial 250,000 shares of restricted common stock of the Company, 125,000 of which are to be included in a registration statement intended to be filed during 2001.

EMPLOYEES

As of March 31, 2001, the Company had 38 full-time employees, consisting of 2 employees in the corporate offices in Denver, Colorado and 36 at Wyndgate’s offices near Sacramento, California. The Company has employment agreements with certain personnel. The Company’s employees are not represented by a labor union or subject to collective bargaining agreements. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

As of April 10, 2001, the Company occupied two primary locations. The Company occupies approximately 1,252 square feet of office space in Lakewood, Colorado and the lease expires on February 14, 2002. The Company leases approximately 15,000 square feet of office space in El Dorado Hills, California, expiring on May 31, 2006.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that management believes to be material, and there are no such proceedings that are known to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The were no matters submitted to a vote of the security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Units sold by the Company in its initial public offering, each of which consisted of two shares of common stock and one warrant, commenced trading on the Nasdaq Small-Cap Market on February 12, 1997. On March 13, 1997, the common stock and warrants included in the Units began to trade separately and the Units ceased to trade. On February 9, 1998, the Company’s common stock and warrants were delisted from the Nasdaq Small-Cap Market, and commenced trading on the Bulletin Board.

The following table sets forth the quarterly high and low bid prices for the Company's common stock for the two years ended December 31, 2000.

COMMON STOCK

    Fiscal Quarter Ended:                         High             Low
    ---------------------                         ----             ---

        December 31, 2000                    $   1.3281           0.4063
        September 30, 2000                       2.0000           1.0000
        June 30, 2000                            2.6875           0.9375
        March 31, 2000                           4.2500           0.5938

        December 31, 1999                        0.8438           0.4375
        September 30, 1999                       1.2813           0.6562
        June 30, 1999                            1.8750           0.9063
        March 31, 1999                           2.6250           0.7812

Holders

As of December 31, 2000, the Company had approximately 133 holders of record of the Company’s common stock, excluding those held in street name.

Dividends

The payment of dividends by the Company is within the discretion of its Board of Directors and depends in part upon the Company’s earnings, capital requirements and financial condition. Since its inception, the Company has not paid any dividends on its common stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance its operations.

Recent Sales of Unregistered Securities

During the year ended December 31, 2000, Global Med issued 10,517,600 shares of unregistered common stock. The unregistered shares issued during 2000 were comprised of the following:

o	8 million common shares issued in connection with the exercise of common stock warrants by eBanker and paid for through the cancellation of $2 million in related party debt

o	857.6 thousand in common shares issued related to financings

o	1.37 million common shares issued to affiliates and a shareholder at a discount for cash

o	250 thousand shares issued for investor relations

o	40 thousand common shares issued as consideration for development of a website

The issuance of shares for payment of financing fees were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (“1933 Act”). The purchaser had access to full information concerning the Company. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transactions.

Online International and subsidiaries received warrants to purchase a total of 12 million shares of Global Med’s common stock as compensation for certain financing arrangements. eBanker exercised warrants to acquire 8 million of these during 2000 and Online Credit exercised 2 million warrants during 1999. The Company registered the common shares underlying these warrants in February 1999. The registration rights on these warrants have expired. The Company plans to reregister the common shares underlying these warrants during 2001.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (“1934 Act”), and the Company intends that such forward-looking statements be subject to the safe harbors for such statements under such sections. The Company’s forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the Company’s planned marketing efforts and future economic performance of the Company. The forward-looking statements and associated risks set forth in this Annual Report on Form 10-KSB include or relate to: (i) the ability of the Company to obtain a meaningful degree of consumer acceptance for its software products and proposed software products, (ii) the ability of the Company to market its software products and proposed software products on a national and international basis at competitive prices, (iii) the ability of the Company’s software products and proposed software products to meet government regulations and standards, (iv) the ability of the Company to develop and maintain an effective national and international sales network, (v) success of the Company in forecasting demand for its software products and proposed software products, (vi) the ability of the Company to maintain pricing and thereby maintain adequate profit margins, (vii) the ability of the Company to achieve adequate intellectual property protection for the Company’s software products and proposed software products, (viii) the ability of the Company and its customers to successfully and timely implement the Company’s software products, and (ix) possible changes in customer software buying patterns due to Year 2000 issues.

The forward-looking statements herein are based on current expectations that involve a number of risk and uncertainties. Such forward-looking statements are based on assumptions that the Company will market and provide software products on a timely basis, that there will be no material adverse competitive or technological change in condition of the Company’s business, that demand for the Company’s software products will significantly increase, that the Company’s Chief Executive Officer will remain employed as such by the Company, that the Company’s forecasts accurately anticipate market demand and that there will be no material adverse change in the Company’s operations, business or governmental regulation affecting the Company or its suppliers. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in this Annual Report on Form 10-KSB, there are a number of other risks inherent in the Company’s business and operations which could cause the Company’s operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Growth in absolute and relative amounts of cost of sales, research and development, sales and marketing and other operating expenses or the occurrence of other events could cause actual results to vary materially from the results contemplated by the forward- looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its marketing, capital investment and other expenditures, may also materially and adversely affect the Company’s liquidity, financial position and results of operations. In light of significant uncertainties inherent in the forward-looking information included in this Annual Report on Form 10-KSB, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company’s objectives or plans will be achieved.

GENERAL

The Company designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. Revenues for Wyndgate are derived from the licensing of software, the provision of consulting and other value-added support services and the re-sale of hardware and software obtained from vendors. Revenues for PeopleMed are derived, generally, from providing ASP services. The Company operates in one segment.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

RESULTS OF OPERATIONS

Revenues. Revenues are comprised of software sales, maintenance and usage fees, implementation and consulting revenues, and the re-sale of hardware and software obtained from vendors.

Revenues from license fees, maintenance and usage fees decreased $371,000, or 9.5% to $3.516 million for the year ended December 31, 2000 compared to $3.887 million for the year ended December 31, 1999. The decrease in 2000 was due to the receipt of accelerated software license fee payments of $919,000 in 1999. This decrease was partially offset by an increase in the customer base for SafeTrace and SafeTrace TX. In addition, the Company recognized revenues related to PeopleMed in the amount of $247,000 during 2000 and $0 during 1999.

Revenues from implementation and consulting services decreased $405,000 or 31.9% to $863,000 for the year ended December 31, 2000 compared to $1.268 million for the year ended December 31, 1999. The decrease in 2000 was primarily attributable to a decrease in implementation revenues of $508,000. This decrease was the result of fewer SafeTrace systems being implemented in 2000 when compared with 1999. The decrease was offset by an increase in revenues from software development funding in the amount of $83,000 during 2000 compared to $0 in 1999. The remaining decrease is primarily due to reduced customization revenues during 2000 when compared to 1999.

The Company discontinued the resale of hardware during 1999, consequently, there were no revenues in 2000 for this service, compared to $235,000 in 1999.

Cost of Revenues. Cost of revenues related to software license fees, maintenance and usage fees decreased $342,000, or 23.3% to $1.124 million for the year ended December 31, 2000 from $1.466 million for the year ended December 31, 1999. The reduction was mainly due to reduced costs associated with a reduction in the Company’s work force of approximately 52% in October of 1999 (the “Reduction in Force”). These costs were partially offset by an increase of $259,000 in the expense associated with amortization of software development costs. Cost of sales associated with implementations and other consulting revenues decreased $729,000, or 59.1% from $505,000 during the year ended December 31, 2000 when compared to $1.234 million for the year ended December 31, 1999. This decrease was due to the Reduction in Force and the reduced costs associated with the decrease in revenues.

There were no cost of sales related to the resale of hardware as no sales occurred during 2000 compared with $247,000 in 1999.

The overall gross profit as a percentage of revenues was 62.3% and 45.3% for the years ended December 31, 2000 and 1999, respectively.

General and Administrative. General and administrative expenses increased $335,000, or 13.8%, to $2.766 million for the year ended December 31, 2000 compared to $2.431 million for the year ended December 31, 1999. The increase in general and administrative expenses was due primarily to the amortization of the shares of common stock issued in conjunction with the OTC Financial Agreement in the amount of $172,000, the recognition of $189,000 in compensation expenses associated with the issuance of shares of common stock to a related party at a discount, and additional expenses associated with People Med. These increased expenses were partially offset by savings from the Reduction in Force.

Sales and Marketing. Sales and marketing expenses were $1.417 million and $972,000 for the years ended December 31, 2000 and 1999, respectively. The increase in sales and marketing expenses of $445,000, or 45.8%, was primarily attributable to the additional sales and marketing costs associated with PeopleMed.

Research and Development. Research and development expenses increased $375,000, or 112.3%, to $709,000 for the year ended December 31, 2000 from $334,000 for the year ended December 31, 1999. The increase in research and development expenses was primarily due to development efforts associated with development of PeopleMed software product. Net capitalized software development costs decreased to $1.177 million from $1.566 million as of December 31, 2000 and 1999, respectively. Management anticipates research and development costs will continue to be substantial. Management’s plans for the Company’s future software products and services require continual research and development expenditures in order to continue to capitalize on the Company’s existing technological base and its existing software development capabilities.

Interest Income. Interest income decreased $101,000 to $16,000 in 2000 from $117,000 in 1999. This decrease was primarily due to interest income recognized on the collection of a past due note receivable in 1999 which had been totally reserved. The interest income recognized in 1999 from the collection of this receivable was approximately $99,000.

Interest Expense. Interest expense increased $153,000 to $577,000 for the year ended December 31, 2000 from $374,000 for the year ended December 31, 1999. This increase was primarily due to increases in the average debt levels associated with the Company’s related party financing agreements.

Financing Costs. For the years ended December 31, 2000 and 1999, the Company recognized $1.984 million and $6.039 million, respectively, in financing costs expense associated with certain financing agreements and the sale of stock to eVision at a discount. During 2000, the Company recognized $940,000 in financing costs associated with this sale of stock to eVision. During 1999, the Company incurred additional financing costs expense of $1.217 million related to the extensions of exercise periods of warrants and the extensions of due dates for loans and lines of credit. The decrease in financing cost in 2000 was primarily due to the fact that no warrants were issued in conjunction with the financing agreements. In addition, the Company recognized approximately $4.822 million in financing costs during 1999 associated with the amortization of the 12,000,000 warrants issued in conjunction with the April 1998 Financing Agreement, which were amortized to financing costs over the term of the agreements, which expired April 15, 1999.

Other. Other income, net, decreased to $0 from $256,000 from 2000 to 1999. For the year ended December 31, 1999, other income was primarily due to collection of a past due note receivable in the amount of $250,000. The note receivable had been fully reserved for in prior years.

Net Loss. The Company’s net loss during 2000 as compared to 1999 decreased $3.053 million. The net loss includes the recognition of a total of $1.984 million and $6.039 million of financing costs as of December 31, 2000 and 1999, respectively. Loss before other income (expense) increased $492,000 to $2.306 million from the $1.814 million loss for 1999 due to decreased sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1.21 million as of December 31, 2000 compared to $330,000 at December 31, 1999. Additionally, the Company had a net working capital deficit of $1.025 million as of December 31, 2000 and $1.107 million at December 31, 1999.

It is expected that cash flows from the Company’s existing customer base, new sales, and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months excluding acquisitions or major new product development initiatives. Management anticipates that the cash, accounts receivable balances, recurring revenues, proceeds from the sales of common stock, and any future financing activities will be used to fund the Company’s anticipated research and development costs, sales and marketing efforts during the remainder of 2001 and for general working capital purposes. The Company continues to pursue financing alternatives through the issuance of additional equity or debt.

The Company used $570,000 in operating activities during 2000, compared to $1.285 million used during 1999. The cash used in operations of $570,000 during 2000 consisted primarily of the net loss of $4.892 million, offset by the amortization of non-cash deferred financing costs of $1.984 million, non-cash compensation resulting from issuances of common stock, options and warrants of $463,000, depreciation and amortization of $827,000, an increase in deferred revenue of $635,000, and a decrease of $429,000 in accrued expenses associated with the conversion of this amount from accrued expenses to short-term debt in conjunction with the November 2000 financing.

Net cash used by investing activities was $318,000 during 2000 compared to net cash used by investing activities during 1999 of $1.261 million. The Company invested $273,000 in capitalized software development during 2000.

Net cash provided by financing activities was $1.768 million and $2.055 million during 2000 and 1999, respectively. These amounts primarily include proceeds from the related party financing agreements.

IMPACT OF INFLATION

Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our products, we do not anticipate that inflation will materially impact our costs of operation or the profitability of our products when marketed.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to adopt its provisions for all fiscal quarters of all fiscal years beginning after June 15, 2000 (as deferred by DFAS No. 137). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or in other comprehensive income depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounts is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged item during the term of the hedge and must be designated as a hedge pursuant to various criteria of SFAS No. 133. The Company adopted SFAS No. 133, as amended, on January 1, 2001. Historically, the Company has not entered into derivatives contracts to hedge existing risks, and derivatives held for speculative purposes consist of warrants held. The adoption of SFAS No. 133 on January 1, 2001, did not result in a transition adjustment to the financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements, which provides guidance with respect to revenue recognition issues and disclosures” (“SAB 101”). As amended by SAB Nos. 101A and 101B, the Company was required to implement the provisions of SAB No. 101 no later than the fourth quarter of the fiscal year ending December 31, 2000. The adoption of SAB 101 did not have a material effect on the financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS.

The Financial Statements that constitute Item 7 are attached at the end of this Annual Report on Form 10-KSB.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Independent Auditors’ Report                                                 F-1
Consolidated Balance Sheets as of December 31, 2000 and 1999                 F-2
Consolidated Statements of Operations for the years ended
        December 31, 2000 and 1999                                           F-4
Consolidated Statements of Stockholders’ Equity (Deficit) for the years
        ended December 31, 2000 and 1999                                     F-5
Consolidated Statements of Cash Flows for the years ended December 31,
        2000 and 1999                                                        F-6
Notes to Consolidated Financial Statements                                   F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None not previously reported.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification Of Directors and Executive Officers

The following sets forth certain information with respect to the officers and directors of the Company.

                                                                                Officer or
      Name                 Age                Position                       Director Since
-----------------------    ---      --------------------------------------   ---------------

Michael I. Ruxin, M.D.     55       Chairman of the Board and                    1989
                                      Chief Executive Officer

Fai H. Chan                56       Director                                     1998

Robert H. Trapp            45       Director                                     1998

Kwok Jen Fong              51       Director                                     1998

Jeffrey M. Busch           43       Director                                     1998

Gary L. Cook               43       Director, Acting Principal Financial         1998
                                    Officer and Treasurer

Gordon E. Segal, M.D.      49       Director                                     1997

Gerald F. Willman, Jr.     43       Director and Wyndgate Vice                   1995
                                      President International Business
                                      Development

Tony T.W. Chan             26       Director                                     1999

Thomas F. Marcinek         47       President and Chief Operating                1998
                                      Officer

The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.

The following sets forth biographical information concerning the Company’s directors and executive officers for at least the past five years. With the exception of Gary Cook, all of the following persons who are executive officers of the Company are full time employees of the Company.

Michael I. Ruxin, M.D., the founder of the Company, has been an officer and director of the Company since its incorporation in 1989 and is currently the Chairman and Chief Executive Officer of the Company. Dr. Ruxin received a B.A. degree from the University of Pittsburgh and a M.D. degree from the University of Southern California. Dr. Ruxin is a licensed physician in California and Colorado.

Fai H. Chan, has been a Director of the Company since May 1998. He has been a Director of eVision since December 26, 1997, and Chairman of the Board of Directors and President since February 1998. Mr. Chan is the Chairman and Managing Director of Online International and has been a Director of Online International since September 2, 1992. Mr. Chan was elected Managing Director of Online International on May 1, 1995 and Chairman on June 3, 1995. Online International’s primary business activities include real estate investment and development, merchant banking, the manufacturing of building material machinery, pharmaceutical products and retail fashion. Mr. Chan was the President and a Director of Asia SuperNet Corporation, (formerly Powersoft Technologies Inc), which owns various industrial companies, from June 1994 until January 2001 and Chief Executive Officer thereof from June 1995 until January 2001; a Director of Intra-Asia Equities, Inc., a merchant banking company, since June 1993; Executive Director of Hua Jian International Finance Co., Ltd. from December 1994 until December 1996; and Chairman of the Board of Directors of American Pacific Bank since March 1988 and Chief Executive Officer thereof between April 1991 and April 1993.

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

Gary L. Cook has been a Director of the Company since 1998 and the Acting Principal Financial Officer and Treasurer since October 2000. Since 1996, he has been Secretary, Treasurer and Chief Financial Officer of eVision and oversees all accounting, internal and external reporting, treasury and cash management functions. Mr. Cook also is Treasurer of eBanker and Vice-President and Chief Financial Officer of American Fronteer Financial Corporation. From 1994 to 1996, Mr. Cook was self-employed as the principal of a small venture where he researched, directed and managed the start up and development of a small business. From 1982 to 1994, he worked for KPMG LLP lastly of which he was a senior manager responsible for all auditing services for several clients in various financial and other industries. Mr. Cook also directed the training, management and evaluation of staff, developed and implemented accounting, financial reporting and Securities and Exchange Commission reporting systems for major growth companies. Mr. Cook received a B.A. in Accounting from Brigham Young University in 1982 and is a member of the Colorado Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Gordon E. Segal, M.D., has been a director of the Company since April 1997. Since December 1995, he has been co-founder and principal of M & S Ventures, a privately held investment venture capital firm specializing in biotechnology and health care companies. From January 1992 to December 1995, Dr. Segal was a private venture capitalist. Dr. Segal received a B.A. degree in 1973 from Southern Methodist University and a M.D. degree in 1978 from the University of Tennessee. Dr. Segal is a licensed physician in New York and is a board-certified anesthesiologist.

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

Tony T.W. Chan has been a director of the Company since December 1999. Mr. Chan has been the Chief Operating Officer and Director of eVision since 1999. From 1998 to April 1999, Mr. Chan worked as an Investment Banker for Commerzbank, Global Equities, Hong Kong, involved in the establishment of a new regional business center in Hong Kong. From 1996 to 1998, Mr. Chan worked for Peregrine Derivatives specializing in Asian equity financial products. Mr. Chan received a Bachelor of Commerce degree in Finance with honors from the University of British Columbia. Mr. Chan is also a director of American Pacific Bank and eBanker.

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

Family Relationships

Mr. Tony T.W. Chan is the son of Mr. Fai H. Chan. Both are directors of the Company.

Involvement In Certain Legal Proceedings

No officer, director, significant employee, promoter or control person of the Company has been involved in any event of the type described in Item 401(d) of Regulation S-B during the past five years.

Compliance With Section 16(a) Of The Exchange Act

Based on information provided to the Company, it is believed that all of the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock were in compliance with Section 16(a) of the Exchange Act of 1934 during the last fiscal year, except as follows: (i) Fai H. Chan, Online Credit International and eCredit each failed to timely file two Forms 4 and one Form 5 with respect to six transactions involving securities of which they are indirect/beneficial owners; however, one of the transactions was disclosed on a timely filed Form 4 by the direct owner of the securities at issue; (ii) Online Credit, eVision and eBanker each failed to timely file one Form 4 and one Form 5 with respect to five transactions; and (iii) Gordon E. Segal failed to timely file two Forms 4 with respect to two transactions. It also has come to the Company’s attention that in addition to the Section 16(a) disclosures contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, Fai H. Chan, Online Credit International and eCredit each failed to timely file two Forms 4 and one Form 5 with respect to four transactions involving securities of which they are indirect/beneficial owners during fiscal year 1999; however, these transactions were disclosed on timely filed Forms 4 by the direct owners of the securities at issue. No Forms 5 were filed by any of the officer, directors or 10% or more beneficial owners of the Company’s common stock during the last fiscal year. However, to the best of the Company’s knowledge, other than as set forth above, all transactions by such persons otherwise required to be filed on a Form 5 were previously reported on a Form 4 and, therefore, no Form 5 was required to be file.

In May 1998, in connection with the April 1998 Financing Agreements, Fai H. Chan, Online Credit International and certain affiliated persons and entities filed a Schedule 13D with the Securities and Exchange Commission to disclose their beneficial ownership of the Company’s common stock. Pursuant to Securities and Exchange Commission Rule 13d-2(a), if there is a 1% or greater increase or decrease in the percentage of the class of securities beneficially owned by the reporting persons, an amendment to the Schedule 13D is required to be filed with the Securities and Exchange Commission. Since May 1998, Fai H. Chan, Online Credit International and their affiliates have periodically increased their beneficial ownership of the Company’s common stock by more than 1%. Although no amendments to the Schedule 13D have been filed, the transactions were disclosed on Forms 4 filed by Fai H. Chan, Online Credit and their affiliates. In addition, by virtue of eBanker’s exercise of warrants to purchase 8 million shares of the Company’s common stock in November 2000, Fai H. chan, Online Credit and their affiliates now own over 50% of the Company’s common stock. Forms 4 have been filed with respect to this transaction and an amendment to the Schedule 13D with respect to all of the above-referenced transactions has been filed.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to the Company’s CEO and the other executive officers of the Company who received in excess of $100,000 of salary and bonus from the Company during the year ended December 31, 2000:

                           Annual Compensation                   Long-Term Compensation
                           -------------------                   ----------------------
                                                      Restricted
   Name and Principal                                    Stock       Options       All Other
        Position          Year    Salary    Bonuses      Awards       & SARs     Compensation
                                              ($)
---------------------     ----    ------    -------   ----------     -------     ------------

Michael I. Ruxin,         2000 $ 194,750        ---       ---                0      $ 13,964 (1)
   Chairman and CEO       1999   190,000        ---       ---        1,000,000        16,736 (2)
                          1998   190,000        ---       ---        1,250,000       131,736 (3)

Thomas F. Marcinek,       2000   129,904        ---       ---                0         5,400 (4)
   President and COO      1999   125,000        ---       ---          500,000        10,871 (5)
                          1998   125,000        ---       ---          500,000        16,342 (6)

Gerald F. Willman, Jr.    2000   105,142        ---       ---              ---           ---
  Director and            1999   100,000        ---       ---              ---           ---
  Wyndgate Vice           1998    95,000        ---       ---          150,000           ---
  President,
  International
  Business
  Development

Alan K. Geddes,           2000    98,752        ---       ---              ---         2,586 (7)
  Vice President -        1999   125,000        ---       ---          200,000 (10)   17,139 (8)
  Finance, Chief          1998    52,083        ---       ---          350,000 (10)    5,599 (9)
  Financial Officer
  And Treasurer
  (through July 17,
  2000)

William J. Collard,       1998   101,557 (11)   ---       ---              ---         4,983 (12)
  Wyndgate President
  and Director (through
  February 4, 1999)
(1)	Dr. Ruxin received $3,800 per annum in life insurance premiums and a $847 per month car allowance.

(2)	Dr. Ruxin received $3,800 per annum in life insurance premiums and a $1,078 per month car allowance.

(3)	Dr. Ruxin received $3,800 per annum in life insurance premiums, a $1,078 per month car allowance and $115,000 under his non-compete agreement.

(4)	Mr. Marcinek received a $450 per month car allowance during fiscal year 2000.

(5)	Mr. Marcinek received a $450 per month car allowance and $5,471 for cost of an apartment in Sacramento, California for the first six months of 1999.

(6)	Mr. Marcinek received a $450 per month car allowance and $10,942 for cost of an apartment in Sacramento, California for the year 1998.

(7)	Mr. Geddes received a $431 per month car allowance during the first six months of fiscal year 2000. Mr. Geddes resigned from the Company on July 17, 2000.

(8)	Mr. Geddes received a $400 per month car allowance and $12,339 for cost of an apartment in Sacramento, California for the year 1999.

(9)	Mr. Geddes received a $400 per month car allowance and $3,599 for cost of an apartment in Sacramento, California for the last five months of 1999.

(10)	All of the Stock Options granted to Mr. Geddes were cancelled in accordance with their terms as October 31, 2000.

(11)	Included is $9,250 related to termination of Mr. Collard's employment.

(12)	Mr. Collard received a $453 per month car allowance for 11 months in 1998.

Stock Option Plans and Other Issuances

The Second Amended and Restated Stock Option Plan provides for the issuance of options to purchase up to 2.2 million shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock or as nonqualified stock options. Only employees of the Company are eligible to receive Incentive Options. The Plan expired on May 31, 2000. As of December 31, 2000, options to purchase 1,354,471 shares of the Company’s common stock at a weighted average exercise price of $1.13 per share through 2000 were outstanding, of which 864,571 options to purchase shares were exercisable.

The Company also periodically grants options to purchase shares of restricted common stock. The shares underlying these options are not registered under the 1933 Act. As of December 31, 2000, there were options to purchase 4,982,500 shares of common stock at a weighted average exercise price of $0.77 outstanding, of which 1,773,700 were exercisable at December 31, 2000.

In the fourth quarter of 1997, the Company adopted a stock compensation plan (the Stock Compensation Plan). The Stock Compensation Plan, as amended in 1998, provides for the issuance of up to 200,000 shares of common stock to employees, consultants and others involved in the Company’s business. A total of 200,000 shares of common stock of Global Med have been issued under the stock compensation plan.

For the year ended December 31, 2000 the Company issued 30,000 shares of common stock to a related party for services and authorized the issuance of 35,000 shares to a director of the Company under the Stock Compensation Plan. Of the 35,000 authorized shares, none had been issued as of December 31, 2000. These shares will be issued at a rate of 7,000 per year as they are earned. The market value of the shares issued or authorized to be issued under the Stock Compensation Plan during 2000 was $65,000, based on quoted market prices. During the years ended December 31, 2000 and 1999, $28,000 and $62,500, respectively, was recognized in the Company’s statements of operations as the services were performed. At December 31, 2000, no shares remain available for grant under this plan.

On December 29, 2000, the Board authorized, subject to shareholder approval at the April 16, 2001 Special Meeting of Shareholders, (i) the adoption of a 2001 Stock Option Plan with a maximum aggregate number of reserved for issuance thereunder of 15 million shares of our common stock, and a term of ten years and (ii) an increase in the number of shares of common stock reserved for issuance under the Stock Compensation Plan from 200,000 to 1 million shares. The Board also authorized the issuance of 80,000 Incentive Stock Options under the proposed 2001 Plan subject to the approval of said Plan by the shareholders. In the event the 2001 Plan is not approved, the options will be treated as Non-Qualified Stock Options rather than Incentive Stock Options.

Option Grants Table

No options were granted to the Company’s Executive Officers during the year ending December 31, 2000.

Aggregated Option Exercises In 2000 And Year-End Option Values/Table

                                                                             Value of
                                                                            Unexercised
                                                        Number of          In-the-Money
                                                       Unexercised          Options at
                                                        Options at           year-end
                          Shares                         Year-end               ($)
                         Acquired        Value         Exercisable/        Exercisable/
          Name          on Exercise    Realized       Unexercisable      Unexercisable (1)
-------------------     -----------    --------       -------------      ----------------

Michael I. Ruxin            ---           ---      250,000 / 2,000,000   $     0 / 0

Thomas F. Marcinek          ---           ---       360,000 / 640,000          0 / 0

Gerald F. Willman           ---           ---        110,000 / 40,000          0 / 0

Gary L. Cook                ---           ---        30,000 / 20,000           0 / 0

No options were exercised during 2000 by the Company's executive officers.

(1)	Based on the closing bid price of the Company's Stock of $0.41 per share on December 29, 2000.

Long-Term Incentive Plan (“LTIP”) Awards Table

No long term incentive plan awards were granted by the Company to any of the executive officers or directors of the Company during the year ended December 31, 2000.

Compensation Of Directors

Standard Arrangements. Members of the Company’s Board of Directors are not compensated in their capacities as board members. However, the Company reimburses all of its officers, directors and employees for accountable expenses incurred on behalf of the Company. Currently, the Company does not pay any directors fees for attendance at board meetings.

Other Arrangements. During 2000, the Company sold 200,000 shares of common stock to a director at $0.50 per share. The Company recognized $189,000 in compensation expense associated with these sales as the stock was sold at a discount. During 2000, the Company also authorized the issuance of 35,000 shares to a director. Of the 35,000 authorized shares, none had been issued as of December 31, 2000. These shares will be issued at a rate of 7 thousand a year as they are earned. These shares were valued at $37 thousand, and no compensation expense was recognized during 2000 related to these shares. The Company has no other arrangements pursuant to which any director of the Company was compensated during the year ended December 31, 2000 for services as a director.

On August 1, 1998, the Company entered into an employment agreement with Dr. Ruxin for a period of three years commencing August 1, 1998. The initial term of this agreement can be extended at the close of the second year for an additional two years beyond the initial term (creating a term of five years from August 1, 1998). Under the agreement, Dr. Ruxin receives a salary of $190,000 per year and certain other fringe benefits. Dr. Ruxin’s employment agreement includes a cost-of-living increase, plus any other increase which may be determined from time to time at the discretion of the Company’s Board of Directors. Dr. Ruxin’s employment under the employment agreement may be terminated by Dr. Ruxin upon the sale by the Company of substantially all of its assets, a decision by merger or consolidation of the Company to terminate its business and liquidate its assets, the Company with another entity or an agreement to such a merger or consolidation or any other type of reorganization, or if the Company makes a general assignment for the benefit of creditors, files for voluntary bankruptcy or if a petition for the involuntary bankruptcy of the Company is filed in which an order for relief is entered and remains in effect for a period of thirty days or more, or if the Company seeks, consents to, or acquiesces in the appointment of a trustee, receiver or liquidator of the Company or any material part of its assets. Dr. Ruxin’s employment under the employment agreement also may be terminated by reason of Dr. Ruxin’s death or disability or for cause as set forth in the employment agreement. If the Company for any reason other than cause or permanent disability terminates the agreement, the Company must pay Dr. Ruxin compensation, benefits and incentives at the rate in effect at termination for twenty-four months following the date of termination. Pursuant to Dr. Ruxin’s Employment Agreement, the Company authorized the issuance to Dr. Ruxin of a nonqualified stock option to purchase 1,000,000 shares of the Company’s common stock at $0.75 per share, exercisable when the Corporation’s annual audited financial statements reflect earnings of $0.01 per share, or after a vesting period of sixty months, whichever occurs first and for ten years.

On August 1, 1998, the Company also entered into an employment agreement with Thomas F. Marcinek for a period of three years commencing August 1, 1998. The initial term of this agreement can be extended at the close of the second year for an additional two years beyond the initial term (creating a term of five years from August 1, 1998). Under the agreement, Mr. Marcinek receives a salary of $125,000 per year and certain other fringe benefits. Mr. Marcinek’s employment agreement includes an annual cost-of-living increase, plus any other increase which may be determined from time to time at the discretion of the Company’s Board of Directors. The agreement also contains non-solicitation and annual incentive compensation provisions.

Pursuant to the agreement in 1998, Mr. Marcinek received incentive stock options under the Company’s Stock Option Plan, as amended, to purchase an aggregate of 350,000 shares of the Company’s common stock. The options vest at the rate of 20% per year over a period of five years. If the Company (i) sells substantially all its assets, or (ii) merges or consolidates with another entity or otherwise reorganizes or (iii) terminates Mr. Marcinek for any reason other than for cause prior to the expiration of the agreement, then the entire 350,000 in options shall become 100% vested and immediately exercisable.

Mr. Marcinek may terminate his employment under the employment agreement under the same circumstance as set forth in Dr. Ruxin’s employment agreement. If the Company for any reason other than cause or permanent disability terminates Mr. Marcinek’s employment agreement, the Company must pay Mr. Marcinek compensation, benefits and incentives at the rate in effect at termination for twelve months following the date of termination.

During 1999, the Board of Directors approved salary increases for Ruxin and Marcinek. The increases range from 15% to 20% and are payable effective August 1, 1999, when the Company has achieved positive cash flow from operations. The Board of Directors also approved bonuses in amounts of $50,000 and $25,000 for Ruxin and Marcinek, respectively, payable when the Company has achieved positive cash flow from operations.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is currently controlled by Online International and its principals, Fai H. Chan, Kwok Jen Fong, Robert H. Trapp and Tony T. W. Chan, which have appointed six of the nine members of the Board of Directors of the Company. These directors are Fai H. Chan, Kwok Jen Fong, Robert H. Trapp, Tony T. W. Chan, Gary L. Cook and Jeffrey M. Busch. In addition, Online International and its subsidiaries currently own 12,553,507 shares of the Company’s common stock and derivative securities which may be exercised and/or converted into 5,967,000 shares of the Company’s common stock. Online International owns 98.6% of eCredit Singapore (PTE) Ltd., which, in turn, owns 100% of Online Credit. Online International also owns approximately 38% (beneficially approximately 67%) of the outstanding common stock of eVision. eVision owns 40% of the outstanding common stock of eBanker. Online International beneficially owns 9,463,507 shares of the Company’s common stock; 1,000,000 warrants of the Company’s common stock, exercisable at $0.25 per share until April 14, 2008; and a $3,828,700 promissory note which is convertible into 3,828,700 shares of the Company’s common stock at $1.00 per share through its subsidiary, eBanker. eVision owns 100% of the outstanding common stock of AFFC. AFFC owns warrants to purchase 46,100 units at $11.55 per unit, exercisable until February 11, 2003, each unit consisting of two shares of common stock and a warrant to purchase one share of common stock at $7.51, exercisable until February 11, 2003. eVision owns a warrant to purchase 1,000,000 shares of the Company’s common stock, exercisable at $0.25 per share until April 14, 2008.

During 2000, the Company issued eBanker a total of 8,857,600 unregistered shares of common stock of the Company. The shares issued to eBanker during 2000 were comprised of the following:

o	Warrants to acquire 8 million shares of common stock at $0.25 per share were exercised and paid for through the exchange of $2 million in related party debt
o	857 thousand in common shares issued related to financings

The Company has plans to register shares during 2001.

Security Ownership of Beneficial Owners

The following table sets forth, as of February 28, 2001, the ownership of the Company’s common stock, based upon 22,486,386 shares of common stock outstanding, by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) all persons known by the Company to beneficially own more than 5% of the Company’s common stock.

                                                           Amount and Nature of Beneficial Ownership(2)
                                                           --------------------------------------------
                                                                                   Combined
                                                                                  Shares of
                                                                                    Common
                                                                                  Stock and
                                                          Percent of    Shares      Shares    Combined
                                             Shares of      Common    Underlying  Underlying  Percent of
                            Position With      Common      Stock Out- Derivative  Derivative   Common
Name and Address               Company         Stock       Standing   Securities  Securities    Stock
----------------            -------------    ---------    ----------- ----------  ---------- ----------      -----

Michael I. Ruxin, M.D.         Chairman of       457,106      2.0%    256,250(3)     713,356    3.1%
12600 W. Colfax               the Board and
Suite C-420                       Chief
Lakewood, CO 80215              Executive
                                 Officer

Fai H. Chan (1)                 Director      12,553,507(4)  55.8%  6,217,000(5)  18,770,507   65.4%
2601, Island Place Tower
510 King's Road
North Point, Hong Kong

Jeffrey M. Busch                Director         156,000      0.7%  1,000,000(6)   1,156,000    4.9%
3828 Kennett Pike
Suite 206
Greenville, DE  19807

Gerald F. Willman, Jr.        Director and      882,514(7)    3.9%    112,000(8)     994,514    4.4%
4925 Robert J. Mathews            Vice
Parkway, Suite 100             President-
El Dorado Hills, CA 9576      International
                                Business
                               Development
                                (Wyndgate
                              Technologies)

Gordon E. Segal, M.D.           Director         461,000      2.1%     74,250(9)     535,250    2.4%
3850 Kim Lane
Encino, CA 91436

Thomas F. Marcinek            President and       20,500      0.1%    360,000(10)    380,500    1.7%
4925 Robert J. Mathews            Chief
Parkway, Suite 100              Operating
El Dorado Hills, CA 9576         Officer

Kwok Jen Fong                   Director           -0-        0.0%    150,000(11)    150,000    0.7%
7 Tamasek Blvd.
#43-03 Suntec
Tower One
Singapore 038987

Gary L. Cook                    Director,         7,000       0.0%     30,000(12)     37,000    0.2%
1700 Lincoln Street              Acting
32nd Floor                      Principal
Denver, CO 80203                Financial
                               Officer and
                                Treasurer

Robert H. Trapp                 Director           -0-        0.0%     30,000(13)     30,000    0.1%
1700 Lincoln Street
32nd Floor
Denver, CO 80202

Kim Geist                       Secretary          -0-        0.0%     13,000(14)     13,000    0.01%
12600 W. Colfax
Suite C-420
Lakewood, CO 80215

Tony T.W. Chan                  Director           -0-        0.0%     10,000(15)     10,000    0.0%
1700 Lincoln Street
32nd Floor
Denver, CO 80203

All Directors and Executive                   14,537,627     64.7%  8,252,500     22,790,127   74.1%
Officers as a group (11
persons)

Online Credit International        None       12,553,507(16) 55.8%  5,967,000(17) 18,520,507   65.1%
2601, Island Place Tower
510 King's Road
North Point, Hong Kong

(1) Fai H. Chan is an officer, director and 11.8% shareholder of Online Credit International and, therefore, is a beneficial owner of the shares beneficially owned by Online Credit International and its subsidiaries. Messrs. Fong, Trapp, Busch, Cook and Tony T. W. Chan are also officers, directors and/or shareholders of Online Credit International and/or certain of its subsidiaries; however, they disclaim beneficial ownership of the shares beneficially owned by Online Credit International and its subsidiaries. Online Credit International owns 98.6% of the outstanding common stock of Heng Fung Capital (S) Limited (“Heng Fung Capital”). Heng Fung Capital owns 100% of the outstanding common stock of Online Credit Ltd., f.k.a. Heng Fung Finance Company Limited (“Online Credit Ltd.”) and approximately 31% (beneficially approximately 76%) of the outstanding common stock of eVision USA.Com, Inc., formerly known as Fronteer Financial Holdings Ltd. (“eVision”). eVision owns a majority of the outstanding common stock of eBanker USA.com, Inc., formerly Fronteer Development Finance, Inc. (“eBanker”), and 100% of the outstanding common stock of American Fronteer Financial Corporation, formerly RAF Financial Corporation (“AFFC”), the underwriter of the Company’s initial public offering, and 100% of eBiz Solutions, Inc. (“eBiz”). Online Credit Ltd. owns 2,000,000 shares of the Company’s common stock. eBanker owns: (i) 9,463,507 shares of the Company’s common stock; (ii) warrants to purchase 1,000,000 shares of the Company’s Common Stock, exercisable at $0.25 per share until April 14, 2008; and (iii) a $3,828,700 promissory note which is convertible into 3,828,700 shares of the Company’s common stock at $1.00 per share. eVision owns: (i) 1,050,000 shares of the Company’s common stock; and (ii) warrants to purchase 1,000,000 shares of the Company’s common stock, exercisable at $0.25 per share until April 14, 2008. AFFC owns warrants to purchase 46,100 units at $11.55 per unit, exercisable until February 11, 2003, each unit consisting of two shares of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at $7.51, exercisable until February 11, 2003. eBiz, owns 40,000 shares of the Company’s common stock.

(2) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares and, under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3) Includes 6,250 shares underlying warrants issued in connection with the purchase of 10% Notes and 250,000 shares underlying options. Does not include 2,000,000 shares underlying options which are not exercisable within 60 days of the date hereof.

(4) Includes the following shares owned by subsidiaries of Online Credit International, of which Mr. Chan is an officer, director and 11.8% shareholder: (i) 2,000,000 shares owned by Online Credit Ltd.; (ii) 9,463,507 shares owned by eBanker; (iii) 1,050,000 shares owned by eVision; and (iv) 40,000 shares owned by eBiz.

(5) Includes the following shares underlying derivative securities owned by subsidiaries of Online Credit International, of which Mr. Chan is an officer, director and 11.8% shareholder: (i) 1,000,000 shares underlying warrants owned by eBanker; (ii) 1,000,000 shares underlying warrants owned by eVision; (iii) 138,300 shares underlying warrants to purchase 46,100 units, each unit consisting of 2 shares of common stock and one warrant, owned by AFFC; and (iv) a $3,828,700 promissory note which is convertible into 3,828,700 shares of common stock at $1 per share. Also includes 250,000 shares underlying options issued to Mr. Chan for services as a director of the Company.

(6) Includes 400,000 shares underlying options and 600,000 shares underlying warrants.

(7) Includes 346,481 shares owned by Lori J. Willman, the spouse of Mr. Willman.

(8) Includes 110,000 shares underlying options owned by Mr. Willman and 2,000 shares underlying options owned by Lori J. Willman, the spouse of Mr. Willman. Does not include 40,000 shares underlying options owned by Mr. Willman and 8,000 shares underlying options owned by Mrs. Willman which are not exercisable within 60 days of the date hereof. Mr. Willman has granted individual options to certain employees of Wyndgate Technologies to purchase all or any part of 109,434 of his shares of the Company, exercisable until September 21, 2005.

(9) Includes 6,250 shares underlying warrants issued in connection with 10% Notes and 68,000 shares underlying options. Does not include 12,000 shares underlying options which are not exercisable within 60 days of the date hereof.

(10) Includes 360,000 shares underlying options. Does not include 640,000 options which are not exercisable within 60 days of the date hereof.

(11) Includes 150,000 shares underlying options.

(12) Includes 30,000 shares underlying options. Does not include 20,000 shares underlying options which are not exercisable within 60 days of the date hereof. Does not include 28,000 shares which do not vest within 60 days of the date hereof.

(13) Includes 30,000 shares underlying options. Does not include 20,000 shares underlying options which are not exercisable within 60 days of the date hereof.

(14) Includes 13,000 shares underlying options. Does not include 7,000 shares underlying options which are not exercisable within 60 days of the date hereof.

(15) Includes 10,000 shares underlying options. Does not include 40,000 shares underlying options which are not exercisable within 60 days of the date hereof.

(16) Includes the following shares owned by subsidiaries of Online Credit International: (i) 2,000,000 shares owned by Online Credit Ltd.; (ii) 9,463,507 shares owned by eBanker; (iii) 1,050,000 shares owned by eVision; and (iv) 40,000 shares owned by eBiz.

(17) Includes the following shares underlying derivative securities owned by subsidiaries of Online Credit International: (i) 1,000,000 shares underlying warrants owned by eBanker; (ii) 1,000,000 shares underlying warrants owned by eVision; (iii) 138,300 shares underlying warrants to purchase 46,100 units, each unit consisting of two shares of common stock and one warrant, owned by AFFC; and (iv) 3,828,700 shares underlying a $3,828,700 promissory note which is convertible into 3,828,700 shares of common stock at the rate of $1.00 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors of the Company has adopted resolutions that no business transaction, loan or advance will be made by the Company to any officer, director or holder of more than 5% of the Company’s common stock, or any affiliate thereof, unless it has been established that a bona fide business purpose exists, that all future transactions between the Company and its officers, directors, or principal shareholders, or any affiliate of any of such person, must be approved or ratified by a majority of the disinterested directors of the Company, and the terms of such transaction must be no less favorable to the Company than could have been realized by the Company in an arms-length transaction with an unaffiliated person. The Company believes that all ongoing transactions with the Company’s affiliates are on terms no less favorable than could be obtained from unaffiliated third parties.

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

Dr. Ruxin has personally guaranteed $650 thousand plus pro rata interest of the outstanding loan balance with eBanker associated with the November 19, 2000 Loan Agreement. The personal guarantee is limited to certain of Dr. Ruxin’s assets.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

      See "EXHIBIT INDEX" on page 31.

(b) Current Reports on Form 8-K:

A Current Report on Form 8-K dated November 20, 2000 was filed on the same date to report under Item 5. The Current Report contained information related to the Company’s operating results for the three months ended quarter September 30, 2000 and announced amended results for the three months ended March 31, 2000 and three and six months ended June 30, 2000.

Independent Auditors’ Report

Board of Directors
Global Med Technologies, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Global Med Technologies, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Med Technologies, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado
April 12, 2001

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share information)

                                                                                December 31,
                                                                               2000       1999
                                                                               ----       ----
ASSETS
------

CURRENT ASSETS:

   Cash and cash equivalents ............................................   $ 1,210    $   330
   Accounts receivable-trade, net of allowance for uncollectible accounts
       of  $50 at December 31, 2000 and 1999 ............................       789        445
   Accrued revenues, net of allowance for uncollectible accounts of
       $15 at December 31, 2000 and 1999 ................................       232        324
   Prepaid expenses and other assets ....................................       105         66
                                                                            -------    -------

Total current assets ....................................................     2,336      1,165

EQUIPMENT, FURNITURE AND FIXTURES, AT COST:
   Furniture and fixtures ...............................................       270        167
   Machinery and equipment ..............................................       208        306
   Computer hardware and software .......................................     1,623      1,583
                                                                            -------    -------

                                                                              2,101      2,056
Less accumulated depreciation and amortization ..........................    (1,728)    (1,564)
                                                                            -------    -------

Net equipment, furniture and fixtures ...................................       373        492

DEFERRED FINANCING COSTS, RELATED PARTY,
   net of accumulated amortization of $390 and $10,853 at
   December 31, 2000 and 1999, respectively .............................       189        300

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
   net of accumulated amortization of $1,789 and $1,126 at
   December 31, 2000 and 1999, respectively .............................     1,177      1,566

OTHER ASSETS ............................................................       273         65
                                                                            -------    -------

Total assets ............................................................   $ 4,348    $ 3,588
                                                                            =======    =======
                                                                                    (continued)

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except per share information)

                                                                               December 31,
                                                                             2000        1999
                                                                             ----        ----
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:

   Accounts payable .................................................   $    465    $    303
   Accrued expenses .................................................        888         808
   Accrued payroll ..................................................        159          87
   Accrued compensated absences .....................................        378         412
   Noncompete accrual ...............................................         35          35
   Deferred revenue .................................................      1,299         482
   Current portion of capital lease obligations .....................        137         145
                                                                        --------    --------

Total current liabilities ...........................................      3,361       2,272

DEFERRED REVENUE, less current portion ..............................        838       1,020

CAPITAL LEASE OBLIGATIONS, less current portion .....................         65         179

FINANCING AGREEMENTS, RELATED PARTY .................................      3,829       4,400
                                                                        --------    --------

Total liabilities ...................................................      8,093       7,871
                                                                        --------    --------

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 5 and 9)

STOCKHOLDERS' DEFICIT:

   Preferred stock, $.01 par value: Authorized shares - 10,000;
      none issued or outstanding ....................................       --          --
   Common stock, $.01 par value: Authorized shares - 40,000;
      issued and outstanding shares-22,229 and 11,638 at December 31,
      2000 and 1999, respectively ...................................        222         116
   Additional paid-in capital .......................................     32,482      27,158
   Accumulated deficit ..............................................    (36,449)    (31,557)
                                                                        --------    --------

Total stockholders' deficit .........................................     (3,745)     (4,283)
                                                                        --------    --------

Total liabilities and stockholders' deficit .........................   $  4,348    $  3,588
                                                                        ========    ========
                                                                                    (concluded)

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

                                                           Year Ended December 31,
                                                              2000        1999
                                                              ----        ----
REVENUES:
   License fees, maintenance and usage fees ............   $  3,516    $  3,887
   Implementation and consulting services ..............        863       1,268
   Hardware sales ......................................       --           235
                                                           --------    --------
                                                              4,379       5,390
                                                           --------    --------

COST OF REVENUES:
   License fee, maintenance and usage fees .............      1,124       1,466
   Implementation and consulting services ..............        505       1,234
   Hardware sales, obtained from vendors ...............       --           247
                                                           --------    --------
                                                              1,629       2,947
                                                           --------    --------

Gross profit ...........................................      2,750       2,443

OPERATING EXPENSES:
   General and administrative ..........................      2,766       2,431
   Sales and marketing .................................      1,417         972
   Research and development ............................        709         334
   Depreciation and amortization .......................        164         520
                                                           --------    --------
Loss from operations ...................................     (2,306)     (1,814)

OTHER INCOME (EXPENSE):
   Interest income .....................................         16         117
   Interest expense ....................................        (41)        (91)
   Interest expense to related party ...................       (577)       (374)
   Financing costs to related party ....................     (1,984)     (6,039)
   Other ...............................................       --           256
                                                           --------    --------

Net loss ...............................................   $ (4,892)   $ (7,945)
                                                           ========    ========

Basic and diluted loss per common share ................   $  (0.36)   $  (0.75)
                                                           ========    ========

Weighted average number of common shares outstanding ...     13,745      10,554
                                                           ========    ========

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

                                                     Common Stock     Additional
                                                  ------------------   paid-in    Accumulated
                                                  Shares      Amount   capital       Deficit    Total
                                                  ------      ------  ----------  -----------   -----

Balances, December 31, 1998 .................      8,882   $     89   $ 24,884   $(23,612)   $  1,361

Exercise of warrants in relation to
     financing agreements ...................      2,000         20        480       --           500

Issuance of common stock in consideration
     of debt financings .....................        156          1        175       --           176

Issuance of common stock for services .......        100          1         81       --            82

Issuance of common stock for Lockup
     Agreement ..............................        500          5        292       --           297

Fair value of options issued to consultants .       --         --           26       --            26

Fair value of amendments to warrants ........       --         --        1,217       --         1,217

Employee stock based compensation ...........       --         --            3       --             3

Net loss ....................................       --         --         --       (7,945)     (7,945)
                                                --------   --------   --------   --------    --------

Balances, December 31, 1999 .................     11,638        116     27,158    (31,557)     (4,283)

Exercise of warrants in relation to financing
     agreements .............................      8,000         80      1,920       --         2,000

Issuance of common stock to a related party
     in consideration of debt financings ....        857          8        919       --           927

Exercise of stock options ...................         44          1         40       --            41

Issuance of common stock at a discount ......       --         --        1,129       --         1,129

Issuance of common stock for cash ...........      1,370         14        671       --           685

Issuance of common stock for services .......        320          3        444       --           447

Fair value of options issued to consultants .       --         --           37       --            37

Contributed capital .........................       --         --          164       --           164

Net loss ....................................       --         --         --       (4,892)     (4,892)
                                                --------   --------   --------   --------    --------

Balances, December 31, 2000 .................     22,229   $    222   $ 32,482   $(36,449)   $ (3,745)
                                                ========   ========   ========   ========    ========

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                            Year Ended December 31,
                                                               2000        1999
                                                               ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ...............................................    $(4,892)    $(7,945)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation and amortization .....................        164         520
     Amortization of software development costs ........        663         403
     Amortization of financing costs, related party ....      1,984       4,822
     Issuance of common stock, options and warrants
       for services and other ..........................        463       1,328
     Other .............................................       --            33
     Changes in operating assets and liabilities:
        Accounts receivable-trade ......................       (344)        (32)
        Accrued revenues ...............................         92        (281)
        Prepaid expenses and other assets ..............        (44)         52
        Accounts payable ...............................        162          69
        Accrued expenses ...............................        509         171
        Accrued payroll ................................         72          34
        Accrued compensated absences ...................        (34)        (26)
        Deferred revenue ...............................        635        (433)
                                                            -------     -------

Net cash used in operating activities ..................       (570)     (1,285)
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment and fixtures ....................        (45)       (218)
Proceeds from sales of property and equipment ..........       --             6
Increase in capitalized software development costs .....       (273)     (1,049)
                                                            -------     -------

Net cash used in investing activities ..................       (318)     (1,261)
                                                            -------     -------

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

                                                            Year Ended December 31,
                                                               2000       1999
                                                               ----       ----
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings on short-term debt ..........................    $ 1,000     $ 1,450
Principal payments on bridge loan ......................       --          (200)
Borrowings on bridge loan ..............................       --           950
Principal payments under capital lease obligations .....       (122)       (145)
Exercise of common stock options .......................         41        --
Minority investment in subsidiary ......................        164        --
Issuance of common stock, net offering costs ...........        685        --
                                                            -------     -------

Net cash provided by financing activities ..............      1,768       2,055
                                                            -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...        880        (491)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .........        330         821
                                                            -------     -------

CASH AND CASH EQUIVALENTS AT END OF YEAR ...............    $ 1,210     $   330
                                                            =======     =======

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:

Cash paid for interest in 2000 and 1999 was $314 and $314, respectively. Of the $314 in cash paid for interest in 2000 and 1999, $273 and $224, respectively, was paid to eBanker.

During 2000, the Company entered into the following noncash transactions:

[o]	The Company issued 8,000 shares of common stock upon exercise of warrants in exchange for the retirement of $2,000 of outstanding indebtedness.

[o]	The Company issued 857 shares of its common stock for payment of financing costs of $927.

[o]	In exchange for services, the Company issued 320 shares of common stock with a fair value of $447, options to consultants for 35 shares of common stock with a fair value of $37.

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

On May 23, 1995, The Wyndgate Group, Limited (Wyndgate) merged with National MRO, Inc. (National MRO) and National MRO changed its name to Global Data Technologies, Inc., which subsequently changed its name to Global Med Technologies, Inc. Global Med Technologies, Inc. provides information management software products and services to the health care industry.

During 1999, Global Med Technologies, Inc. formed a subsidiary, PeopleMed.com, Inc. (“PeopleMed”), a Colorado corporation, which is approximately 83% owned by the Company to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. Approximately 14% of PeopleMed is owned by certain officers and directors of Global Med Technologies, Inc. The remaining 3% of PeopleMed common shares are owned by unaffiliated shareholders. Global Med Technologies, Inc. and PeopleMed are referred to collectively as the “Company” or “Global Med.” The Company operates in one segment.

RELATED PARTIES

Global Med is financed primarily through lending arrangements provided by eBanker USA.com, Inc. (eBanker) as discussed further in Note 2. eBanker is a subsidiary of eVisionUSA.com, Inc. (eVision). eVision is majority owned by Online Credit International Limited (Online International) and its subsidiary Online Credit Limited (Online Credit). Online Credit, eVision and eBanker all are shareholders of Global Med. Additionally, eBanker and eVision each hold warrants to acquire an additional 1,000,000 of Global Med’s common stock with an exercise price of $0.25 per share. As discussed further in Note 2, in November 2000, eBanker and Global Med entered into a series of transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision.

During 2000, eVision provided the Company with various accounting services. The Company recognized $117,000 in general and administrative expenses related to these services. During 2000 and 1999, the Company incurred $604,000 and $374,000, respectively, in interest charges from eBanker. The Company capitalized $27,000 in interest charges from eBanker to software development costs during 2000. During 2000 and 1999, all of the Company’s financing costs were derived from arrangements with eBanker or eVision.

As a result of these transactions and relationships, the financial condition and results of operations Global Med may not necessarily by indicative of those that would have resulted if Global Med were unaffiliated with these entities.

BASIS OF PRESENTATION

During 2000 and 1999, the Company incurred losses and used significant amounts of cash in operations. For the year ended December 31, 2000, the Company used cash of $570,000 in operating activities

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

compared to $1,285,000 for the year ended December 31, 1999. In November 2000, eBanker agreed to extend the due dates for the principal and interest on each of the financing agreements until July 1, 2001. (See Note 2). Management anticipates that the cash, accounts receivable balances, recurring revenues, proceeds from the sales of common stock, and any future financing activities will be used to fund the Company’s anticipated research and development costs, sales and marketing efforts during the remainder of 2001 and for general working capital purposes. The Company continues to pursue financing alternatives through the issuance of additional equity or debt.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Global Med and its majority-owned subsidiary. Intercompany accounts and transactions are eliminated in consolidation. There is no minority interest reflected in the consolidated balance sheet at December 31, 2000 and 1999 because PeopleMed had a shareholders’ deficit.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the accompanying statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

CREDIT RISK AND MARKET RISK

Accounts receivable at December 31, 2000 and 1999 are derived from SAFETRACE® and from SAFETRACETx TM sales and related services to blood centers and blood center service providers located in the United States. Historically, the Company has not required collateral or other security to support customer receivables. In order to reduce credit risk, the Company requires substantial down payments and progress payments during the course of an installation of its software products. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk specific to customers.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by the asset are less than its carrying value. Measurement of the impairment loss is based on the fair value of the asset, which is generally determined using valuation techniques such as discounted present value of expected future cash flows. Management does not believe current events or circumstances indicate that the Company’s long-lived assets are impaired at December 31, 2000 or 1999.

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

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Commencing upon the initial product release or when software development revenue has begun to be recognized, these costs are amortized, based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, generally three years. For the years ended December 31, 2000 and 1999, the Company recorded approximately $663,000 and $403,000 of amortization, respectively. Amortization of capitalized software costs is included in cost of revenues in the accompanying statements of operations.

NONCOMPETE AGREEMENTS

The Company has entered into noncompete agreements with three key employees, two of which also served on the Company’s Board of Directors, for $350,000. The terms of the agreements are for the greater of five years or the term of the related employee’s employment contract. At December 31, 2000 and 1999, $35,000 remains payable whenever sufficient cash flow is available as determined by the Company’s Board of Directors.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FINANCIAL INSTRUMENTS

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts. The fair value of the Company’s debt instruments approximates fair value based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Also, the carrying amounts of the Company’s financial assets approximate fair value due to the short-term maturities of these items.

REVENUE RECOGNITION

The Company recognizes revenue in accordance the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.”

The Company’s standard software license agreement for the Company’s products provides for an initial fee to use the product in perpetuity up to a maximum number of users. Fees from software licenses are recognized as revenue upon shipment, provided fees are fixed and determinable and collection is probable. Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria have been met, payment of the license fees is not dependent upon the performance of the consulting services and the consulting services are not essential to the functionality of the licensed software. In instances in which the consulting services are not essential to the functionality of the software but payment of the license fee is due at the earlier of the performance of specific consulting services or the passage of time, the license fee is recognized ratably over the anticipated period of performance of the services or ratably over the license fee billing period, whichever is more readily determinable. If the consulting services are essential to the functionality of the product or any portion of the payment of the license fee is contingent solely upon the performance of consulting services, license fees are recognized ratably over the anticipated period of performance of the consulting services.

The Company provides consulting services that include implementation, training and the performance of other services to its customers. Revenue from such services is generally recognized ratably over the period during which the applicable service is to be performed.

Support agreements generally call for the Company to provide technical support and software updates, on an “when-and-if-available” basis to customers. Revenue on technical support and software update rights is recognized ratably over the term of the support agreement.

Revenues from the re-sale of hardware and software, obtained from vendors, is recognized at the time the hardware and software are delivered to customers.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PeopleMed has contracts that include fixed fee and per-member fees. The Company recognizes revenues from these contracts as services are provided.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. Research and development funding by others is deferred and offset against capitalizable costs. Funded research and development in excess of capitalizable costs is recognized as contract research and development when the related product is ready for commercial release.

SIGNIFICANT CUSTOMERS

During the year ended December 31, 2000, there were no customers accounting for more than 10% of revenue. Revenue for the year ended December 31, 1999, includes $919,000 (approximately 17%), of accelerated software license fee payments in connection with a multiple site customer agreement that was terminated and replaced by two separate agreements.

LOSS PER COMMON SHARE

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods presented. Diluted net loss per common share reflects the potential dilution of securities that could participate in the earnings unless their effort is antidilutive. Stock options, warrants outstanding and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Common share equivalents are excluded from the computation, as their effect would be antidilutive. For the years ended December 31, 2000 and 1999 approximately 14,500,000 and 10,900,000 equivalent dilutive securities (primarily convertible debt, common stock options, and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

STOCK BASED COMPENSATION

The Company has adopted the "disclosure method" provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted under SFAS No. 123, the Company continues to account for stock-based compensation for awards to employees under the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. Stock based compensation paid to consultants and other nonemployees is accounted for at fair value under the provisions of SFAS No. 123.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to adopt its provisions for all fiscal quarters of all fiscal years beginning after June 15, 2000 (as deferred by DFAS No. 137). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or in other comprehensive income depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounts is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged item during the term of the hedge and must be designated as a hedge pursuant to various criteria of SFAS No. 133. The Company adopted SFAS No. 133, as amended, on January 1, 2001. Historically, the Company has not entered into derivatives contracts to hedge existing risks, and derivatives held for speculative purposes consist of warrants held. The adoption of SFAS No. 133 on January 1, 2001, did not result in a transition adjustment to the financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements, which provides guidance with respect to revenue recognition issues and disclosures” (“SAB 101”). As amended by SAB Nos. 101A and 101B, the Company was required to implement the provisions of SAB No. 101 no later than the fourth quarter of the fiscal year ending December 31, 2000. The adoption of SAB 101 did not have a material effect on the financial position or results of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

NOTE 2. FINANCING AGREEMENTS, RELATED PARTY

Summary of Financing Agreements

At December 31, 2000, and 1999, the Company had the following amounts outstanding under financing agreements:

                                                           2000         1999
                                                           ----         ----
          Promissory notes on initial lines of
               credit with eBanker                      $   --       $2,650,000
          Convertible promissory notes on
               $2,000,000 line of credit with eBanker       --        1,000,000
          Convertible bridge loan with eBanker              --          750,000
          Consolidated loan                             3,829,000         --
                                                        ----------    ----------
                                                        3,829,000     4,400,000
          Less current portion                              --            --
                                                        ----------    ----------
          Long term financing agreements                $3,829,000    $4,400,000
                                                        ==========    ==========

At December 31, 2000 and 1999 the accrued interest balances on the loans from eBanker were $54,000 and $151,000, respectively. The accrued interest balance is included in accrued expense in the balance sheet.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financing Agreements with Related Parties

In April 1998, Global Med entered into financing agreements with Online Credit and Fronteer Capital, a subsidiary of eVision. Online Credit committed to extend a line of credit in the amount of $1.5 million and Fronteer Capital committed to extend $1.65 million under separate agreements. The interest rate under both agreements was 12% per annum. In consideration for the commitments, Global Med issued Online credit and Fronteer Capital warrants to purchase 6 million and 1 million shares, respectively, of Global Med common stock exercisable at $0.25 per share. Fronteer Capital would be granted an additional warrant to acquire 5 million shares of Global Med common stock at $0.25 per share upon the initial borrowing under the financing agreement. Additionally, Online Credit was granted the right to appoint five members to the board of directors of Global Med so long as there are any amounts outstanding under its original agreement. Online Credit has appointed such members to the board of directors of Global Med. In the event of default, amounts due under these commitments were convertible into common shares of Global Med at $0.05 per share.

In October 1998, eBanker and Global Med agreed to an assignment of the loan commitment from Fronteer Capital, excluding the warrant to purchase 1 million shares of common stock issued in connection with the commitment. Global Med issued eBanker a warrant to purchase 5 million shares of Global Med common stock at $0.25 per share upon initial borrowing under the financing agreement in October 1998. Additionally, in October 1998, eBanker purchased from Online Credit $1 million of its $1.5 million total notes receivable from Global Med and a warrant to purchase 4 million shares of common stock of Global Med at $0.25 per share for a total purchase price of $1.1 million.

As of December 31, 1998, Global Med owed eBanker the $1.65 million under Fronteer Capital’s original financing agreement plus the $1 million under Online Credit’s original financing agreement for a total of $2.65 million. Additionally, at December 31, 1988 Global Med owed Online Credit $500 thousand under its financing agreement. Amounts borrowed under these agreements were initially due in April 1999.

In March 1999, Online Credit exercised its remaining 2 million warrants in cancellation of the remaining $500 thousand it had extended to Global Med. Additionally, eBanker extended the due date for the $2.65 million outstanding under its financing agreements with Global Med until April 15, 2000. In consideration for the extension, Global Med paid eBanker a 2% fee in the form of 42.4 thousand shares of Global Med common stock and the default conversion feature of the loans was increased from $0.05 per share to $0.25 per share.

In March 1999, eBanker extended a $750 thousand bridge loan to Global Med due in December 1999. The outstanding bridge loan balance was convertible into common shares of Global Med at the rate of $1.13 per share. The bridge loan bears interest at 12% and eBanker was paid a 2% commitment fee in the form of 13,275 shares of Global Med’s common stock.

In April 1999, Online Credit entered into a bridge loan commitment with Global Med for $2 million due in April 2000. The outstanding bridge loan balance was convertible into shares of Global Med at the rate of $1.15 per share. The bridge loan bears interest at 12% and Online Credit was paid a 5% commitment fee in the form of 86,957 shares of Global Med’s common stock.

In October 1999, Online Credit, as agreed to by Global Med, assigned to eBanker its $2 million bridge loan commitment to Global Med and transferred to eBanker the 86,957 shares of Global Med common stock issued in consideration for the loan commitment to eBanker. Also in October 1999, eVision and eBanker entered into a lock up agreement whereby Global Med issued 50 thousand and 450 thousand shares of its common stock to eVision and eBanker, respectively, in consideration for eVision and eBanker agreeing to restrict sales of their holdings of Global Med common stock and warrants for a period of one year.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 1999, the $750 thousand bridge loan was extended to September 2000. In consideration for the extension, eBanker received a 2% fee in the form of 13,275 shares of Global Med common stock and the conversion rate was reduced from $1.15 per share to $0.50 per share.

At December 31, 1999, $4.4 million was outstanding under eBanker’s financing agreements with Global Med and $1 million remained available under the bridge loan commitment of eBanker.

In April 2000, the $2.65 million loans and the $2 million bridge loan were extended to January 2001. Under the terms of the extension, if the loans were not repaid by January 2001, they would automatically extend to April 2001, the conversion features would be eliminated and eBanker would be granted warrants to acquire Global Med common stock at $0.50 per share. The number of warrants to be issued would be based on the total principal and interest outstanding divided by the exercise price of $0.50 per share. A conversion feature was added to the $2.65 million loan that entitled eBanker to convert the loan into shares of Global Med common stock at a rate of $1.68 per share. Additionally, the $750 thousand bridge loan was extended to January 2001. In consideration for these extensions, eBanker was paid a 2% fee in the form of 160 thousand shares of Global Med common stock.

In November 2000, eBanker agreed to exercise warrants to purchase 8 million shares of common stock of Global Med at $0.25 per share in exchange for canceling $2 million of its notes receivable from Global Med. The remaining $3.4 million outstanding under the various financing agreements and accrued interest of $428.7 thousand were combined into one agreement and the due date was extended to July 1, 2001. Global Med agreed to pay interest of 12% per annum on a semi-annual basis, with the first interest payment due May 19, 2001. The 8 million shares of common stock were issued on February 28, 2001 and are considered outstanding as of November 19, 2000. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197.6 thousand shares of common stock of Global Med. If the principal and interest are not paid in full by July 1, 2001, the due date of the principal will automatically be extended to July 1, 2003. Additionally, Global Med will issue eBanker warrants to acquire up to 10,168,430 shares of Global Med common stock with an exercise price of $0.50 per share. The actual number of warrants to be issued will be determined based upon the amount of principal outstanding at July 1, 2001. Additionally, upon the occurrence of certain events related to a certain contract Global Med is negotiating, Global Med will have the right, in its discretion, to put its shares of common stock worth up to $1.5 million to eBanker at $0.50 per share in the form of exchanging debt for common stock. The outstanding loan balance is convertible into the common stock of Global Med at eBanker’s option at a rate of $1.00 per share. The default conversion rate under this extension is $1.00 per share. As consideration for this provision, eBanker was issued 500 thousand restricted shares of Global Med common stock. As a result of these transactions, eBanker obtained control of Global Med and Global Med will be reflected in eVision’s consolidated financial statements as a consolidated subsidiary of eBanker effective November 19, 2000.

The loan with eBanker is secured by all of Global Med’s assets including its shares in PeopleMed and the assets of PeopleMed and Global Med, including intellectual property. As part of the November 19, 2000 Loan Agreement, the Personal Guarantee of Dr. Michael I. Ruxin, as dated August 12, 1998, and assigned to eBanker, was reduced from $1.5 million to $650 thousand plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets. As part of the November 19, 2000 Financing Agreement, Global Med agreed to register and maintain registration for all present and future shares including underlying warrants, belonging to eBanker.

If Global Med defaults on the repayment of any amount borrowed under the combined note issued to eBanker, all existing members of the board of directors of Global Med will be required to resign and eBanker will have the right to appoint all new members.

At December 31, 2000, principal of $3.829 million and accrued interest of $54 thousand were outstanding under the financing agreements between eBanker and Global Med and there were no remaining amounts available under the commitment agreement.

On March 22, 2001, Global Med and eBanker entered into an interest payment option agreement that provides that Global Med may have the option, with five days prior written notice, to elect and pay to eBanker, before July 1, 2001, Global Med’s entire interest payment calculated for the life of loan agreement dated November 19, 2000, in the form of 1,746,688 shares of Global Med common stock (calculated at $0.6875 per share, which was the prevailing market price on March 22, 2001). In the event that Global Med pays down any principal on the loan prior to July 1, 2003, eBanker will return a number of shares determined by calculating the pro-rata interest avoided due to early repayment of principal divided by $0.6875 per share. eBanker will make this calculation on July 1, 2001, July 1, 2002 and July 1, 2003.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. RISKS AND UNCERTAINTIES

Global Med designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. Global Med currently has customers and recognizes revenues from its proprietary products. However, the number of customers and levels of revenue have not been sufficient for Global Med to attain profitable operations. Global Med has incurred significant cumulative operating losses. Additionally, Global Med currently has an accumulated shareholders’ deficit. The ultimate success of Global Med is dependent upon a number of factors such as increasing market acceptance of its products, the addition of significant new customers and maintaining effective cost controls, none of which is assured.

NOTE 4. INCOME TAXES

The Company has net operating loss carryforwards of approximately $21,200,000 which expire in the years 2006 to 2015. Net operating loss carryforwards of $4,820,000 are subject to limitation under Section 382 of the Internal Revenue Code due to the change in ownership resulting from the February 1997 initial public offering.

Actual income tax benefit differs from the amount calculated using the Federal statutory tax rate as follows:

                                                                   2000          1999
                                                                   ----          ----

Expected tax benefit                                          $(1,663,000)    (2,702,000)
Effect of permanent differences                                   752,000      1,640,000
Change in valuation allowance for deferred tax assets           1,063,000      1,234,000
State tax benefit, net of federal benefit                         (89,000)      (139,000)
Other                                                             (63,000)       (33,000)
                                                              -----------    -----------

                                                              $      --             --
                                                              ===========    ===========

The components of the deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                                   2000          1999
                                                                   ----          ----
Deferred tax assets:
  Net operating loss carryforward                             $ 8,380,000      7,732,000
  Allowance for uncollectible accounts and notes receivable        26,000        125,000
  Unearned revenue and accrued expenses                         1,344,000        977,000
                                                              -----------    -----------

     Gross deferred tax assets                                  9,750,000      8,834,000
     Valuation allowance                                       (9,285,000)    (8,211,000)
                                                              -----------    -----------

     Net deferred tax assets                                     465,000         623,000
                                                              -----------    -----------

Deferred tax liabilities:
  Capitalized software development costs                         465,000         619,000
  Accelerated depreciation for tax purposes                          --            4,000
                                                              -----------    -----------

     Gross deferred tax liabilities                              465,000         623,000
                                                              -----------    -----------

                      Deferred tax assets, net                $      --             --
                                                              ===========    ===========

In assessing the realizability of deferred tax assets, management concluded that it is not more likely than not that the deferred tax assets would be realized. The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income in the period in which the temporary differences become deductible. The Company has established a valuation allowance for deferred taxes due to the uncertainty that the deferred tax assets will be utilized.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. LEASES

The Company leases equipment and office space. Rental expense under operating leases was approximately $203,000 and $119,000, net of sublease income of $52,000 and $94,000, for the years ended December 31, 2000 and 1999, respectively. Certain leases of equipment and fixtures are classified as capital leases. A principal stockholder of the Company has personally guaranteed repayment of certain capital lease obligations.

Included in equipment, furniture and fixtures in the accompanying balance sheets are the following assets held under capital leases:

                                                            December 31,
                                                        2000         1999
                                                        ----         ----
Furniture and fixtures                            $   127,000       127,000
Machinery and equipment                               167,000       167,000
Computer hardware and software                        734,000       803,000
                                                  -----------   -----------
Assets under capital leases                         1,028,000     1,097,000
Less accumulated depreciation and amortization       (868,000)     (897,000)
                                                  -----------   -----------

Assets under capital lease, net                   $   160,000       200,000
                                                  ===========   ===========

The following represents the minimum lease payments remaining under capital leases and the future minimum lease payments for all noncancelable operating leases at December 31, 2000:

                                                     Capital       Operating
                                                     Leases          Leases
                                                     -------       ---------

         2001                                     $   160,000      $  184,000
         2002                                          59,000         164,000
         2003                                           8,000         163,000
         2004                                           1,000         166,000
         2005 and thereafter                            --            234,000
                                                  -----------      ----------

Total minimum lease payments                          228,000      $  911,000
                                                                    =========
  Less amount representing interest                   (26,000)
                                                  -----------
Present value of minimum lease payments               202,000
  Less current portion of obligations under
  capital lease                                      (137,000)
                                                  -----------

Obligations under capital lease, less
  current portion                                 $    65,000
                                                  ===========

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. STOCKHOLDERS’ EQUITY

Stock Compensation Plan

The Company has a stock compensation plan covering issuances of up to 200,000 shares of common stock to employees, consultants and other service providers to the Company. In 2000, the Company issued 30,000 shares of common stock to a third party for services under this plan and authorized the issuance of 35,000 shares to a director of the Company. Of the 35,000 authorized shares, none had been issued as of December 31, 2000. These shares will be issued at a rate of 7,000 per year as they are earned. The market value of the shares that had been issued or authorized was $65,000, based on quoted market prices. During the years ended December 31, 2000 and 1999, $28,000 and $62,500, respectively, was recognized in the Company’s statements of operations as the services were performed. At December 31, 2000, no shares remain available for grant under this plan.

Sales of Common Stock

During 2000, eVision purchased 1,000,000 shares of common stock of the Company for $500,000. A director purchased 200,000 shares of common stock for $100,000 and 170,000 shares were sold to a shareholder for $85,000. In connection with the sales to eVision and the director, the Company recognized financing costs of $940,000 and $189,000 of compensation expense, respectively.

Consultancy Agreement

The Company entered into a consultancy agreement, effective as of February 24, 2000, for a period of twenty-four (24) months, with National Financial Communications Corporation, dba OTC Financial Network (OTC Financial). OTC Financial provided consulting services, with the expressed intent and goal of getting the Company, or its successor or assigns, listed on the Nasdaq Stock Market which include providing financial community and investor relations for the Company; and advising the Company, as requested, regarding the financial community and investor relations.

Upon execution of this agreement, the Company agreed to issue to OTC Financial, or its assigns, 250,000 shares of restricted common stock, 125,000 of which are to be included in a registration statement intended to be filed during 2001.

On the effective date of the agreement, the 250,000 shares of common stock had a fair value of $375,000 based on quoted market prices of the Company’s common stock. The amount has been recorded as a prepaid expense and is being amortized over the term of the agreement.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PEOPLEMED

In February 2000, certain officers and directors of Global Med acquired 1,275,000 shares of PeopleMed common stock for $12,750 as founders’ shares in PeopleMed.

In March and October of 2000, PeopleMed sold 50,000 and 160,000 shares, respectively, of its $.001 par value common stock at $1.00 per share for a total of $210,000. The cash net payments received less offering costs are reflected as contributed capital in the accompanying financial statements. In addition, 5,000 shares of PeopleMed common stock were granted to an officer for services valued at $5,000.

NOTE 7. STOCK OPTION PLANS AND WARRANTS

The Company’s Amended and Restated Stock Option Plan (the Plan) provides for the issuance of options to purchase up to 2,200,000 shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive or nonqualified stock options. Only employees of the Company are eligible to receive incentive options. The Plan expired on May 31, 2000. Options granted under the Plan vest on a straight-line basis based on schedules as determined by the Board of Directors upon grant and generally expire 10 years after grant.

The Company granted two outside consultants non-qualified options to purchase 35,000 shares of the Company’s common stock. The fair value of these options grants was $64,000 and is being charged to the statement of operations as these options are earned.

During 2000, the Company also issued 255,000 non-qualified stock options to certain employees. The Company intends to register 80,000 of these options under a new stock option plan during 2001. The authorized registration of these shares is currently pending shareholder approval.

In 1999, two consultants were granted nonqualified options to each purchase 20,000 shares of the Company’s common stock at $0.66 per share. The fair value of these grants was $26,300 and is being charged to the statement of operations over their respective vesting periods of two and five years.

In 1999, the Board of Directors approved a grant of nonqualified options, to purchase 1,500,000 shares of the Company’s common stock to two officers of the Company, which options shall be exercisable only at the earlier of (i) such time as the earnings of the Company are at least $.01 per share, reported in the Company’s audited financial statements; (ii) such time as the Company is sold or merged, or there is a change in control of the Company; or (iii) 5 years from the effective date, and are exercisable at $0.5625 per share for a period of ten years.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the activity for options outstanding as of December 31:

                                             2000                     1999
                                    Options         Price*    Options        Price*
                                    -------         -----     -------        ------
Outstanding,
 beginning of year                7,015,216      $   0.90   4,391,216      $   0.98
Granted                             290,000          1.34   3,020,500          0.62
Forfeited/canceled                 (924,245)         0.81    (396,500)         0.94
Exercised                           (44,000)         0.92        --             --
                                 ----------                 ---------
Outstanding, end
 of year                          6,336,971          0.85   7,015,216          0.90
                                 ----------                 ---------

* Price reflects the weighted average exercise price.

The following table presents the composition of options outstanding and exercisable as of December 31, 2000:

                             Options Outstanding            Exercisable Options
                             -------------------            -------------------
Range of exercise prices     Amount      Price*    Life*    Amount        Price*
------------------------     ------      -----     ----     ------        -----

 $ 0.56     -     1.00      5,343,998   $ 0.68      8.5    1,900,198     $ 0.73
   1.03     -     1.50        307,500     1.17      8.9      187,500       1.10
   1.53     -     2.00        458,973     1.72      7.4      330,773       1.75
   2.45     -     3.00        213,000     2.51      6.7      209,000       2.50
   3.75     -                  13,500     3.75      6.0       10,800       3.75
                            ---------                      ---------
Total December 31, 2000     6,336,971     0.85      8.4    2,638,271       1.04
                            ---------                      ---------

*Price and life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pro forma disclosures

The fair value of options granted during 2000 and 1999 were determined using the following weighted average assumptions:

A risk-free rate of approximately 5.65% and 6.14%; an average expected lives of 5 years; a dividend yield of 0%; and volatility of 284% and 244% for the years ended December 31, 2000 and 1999, respectively.

For the purposes of pro forma disclosures, the estimated fair value of the employee options is amortized to expense over the options’ vesting period. Pro forma information is as follows:

                                                     2000          1999
                                                     ----          ----

          Pro forma net loss                    $ (5,558,000) $ (8,865,000)
          Pro forma net loss per share                 (0.40)        (0.84)

The estimated fair value of the total options granted during the years ended December 31, 2000 and 1999 was $387,000 and $1,787,000, respectively. The estimated fair value compensation expense associated with the options granted during 2000 and 1999 and their respective portions vesting were $37,000 and $183,000, respectively, for the years ended December 31, 2000 and 1999.

Warrants

The following summarizes the outstanding warrants to purchase shares of common stock of Global Med for the years ended December 31, 2000 and 1999:

                                                                    Weighted
                                                      Number of      Average
                                                       Warrants   Exercise Price
                                                      ---------   --------------

          Balance at December 31, 1998               14,645,888    $   0.91
          Issued                                      2,045,588        3.61
          Exercised                                  (2,000,000)       0.25
          Canceled                                   (2,045,588)       3.60
                                                    -----------       -----

          Balance at December, 31, 1999              12,645,888        1.01
          Issued                                           --           --
          Exercised                                  (8,000,000)       0.25
          Canceled                                         --           --
                                                    -----------       -----

                     Balance at December 31, 2000     4,645,888    $   1.80
                                                    ===========       =====

All of the outstanding warrants are exercisable and expire in the years 2002 to 2008.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On December 22, 1999, the Board of Directors extended the exercise time of its previously issued 1,456,988 Class A Warrants from February 11, 2002 to February 11, 2003. The Company has also reduced the exercise price of these warrants from $4.55 to $3.00 per share. This resulted in expense to the Company of $899,800. AFFC, the original underwriter, was issued warrants to acquire 46,100 units exercisable at $11.55 per unit until January 14, 2002. Each unit consists of two shares of common stock and a warrant to purchase one share of common stock at $7.51 per share. The Company extended the underwriter’s warrants until February 11, 2003, but did not reduce the exercise price of the underwriter’s warrants. Using the Black Scholes model for estimating fair value, the Company recognized $78,000 of financing costs expense on this transaction.

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

NOTE 8. CONTRIBUTIONS TO RETIREMENT PLAN

The Company has a 401(k) retirement plan which covers eligible employees, as defined, of the Company (the 401(k) Plan). Employees may defer up to fifteen percent of their annual compensation up to the maximum amount as determined by the Internal Revenue Service. Under the 401(k) Plan, the Company, at its discretion, may make contributions to the plan. No Company contributions were made to the 401(k) Plan in 2000 or 1999.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company is charged a royalty of 3% on applicable SAFETRACE® revenues. Royalty expenses were approximately $8,000 and $21,000 for the years ended December 31, 2000 and 1999, respectively, and are included in cost of revenues in the accompanying statement of operations. Future royalties will be 3% of applicable revenues. The Company is charged a commission by its marketing partners on applicable SAFETRACE TX revenues. During the years ended December 31, 2000 and 1999, the Company recognized commissions expense of $125,000 and $0, respectively, which are included in sales and marketing expenses in the accompanying statement of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                       GLOBAL MED TECHNOLOGIES, INC.
                                                                                                                       A Colorado Corporation

Date: April __, 2001                                                                                    By: /s/   Michael I. Ruxin
                                                                                                                               Michael I. Ruxin, Chairman of the Board
                                                                                                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Date: April __, 2001                                                                                    By: /s/   Michael I. Ruxin
                                                                                                                               Michael I. Ruxin, Chairman of the Board
                                                                                                                               and Chief Executive Officer

Date: April __, 2001                                                                                     By: /s/   Thomas F. Marcinek
                                                                                                                               Thomas F. Marcinek, President and Chief
                                                                                                                               Operating Officer

Date: April __, 2001                                                                                     By: /s/   Gerald F. Willman, Jr.
                                                                                                                               Gerald F. Willman, Jr., Director and Wyndgate
                                                                                                                               Vice President - International Business Development

Date: April __, 2001                                                                                     By: /s/   Gary L. Cook
                                                                                                                               Gary L. Cook, Director, Acting Principal
                                                                                                                               Financial Officer and Treasurer

Date: April __, 2001                                                                                     By: /s/   Fai H. Chan
                                                                                                                               Fai H. Chan, Director

Date: April __, 2001                                                                                     By: /s/   Robert H. Trapp
                                                                                                                               Robert H. Trapp, Director

Date: April __, 2001                                                                                     By: /s/   Kwok Jen Fong
                                                                                                                               Kwok Jen Fong, Director

Date: April __, 2001                                                                                     By: /s/   Jeffrey M. Busch
                                                                                                                               Jeffrey M. Busch, Director

Date: April __, 2001                                                                                     By: /s/   Gordon E. Segal
                                                                                                                               Gordon E. Segal, Director

Date: April __, 2001                                                                                     By: /s/   Tony T.W. Chan
                                                                                                                               Tony T.W. Chan, Director

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS

TO

FORM 10-KSB

GLOBAL MED TECHNOLOGIES, INC.

and SUBSIDIARY

EXHIBIT INDEX

    Exhibit
    Number                                                     DESCRIPTION

3.1	Amended and Restated Articles of Incorporation, filed June 2, 1995 (1)
3.2	Articles of Amendment to the Articles of Incorporation, filed March 5, 1996 (1)
3.3	Articles of Amendment to the Articles of Incorporation, filed May 30, 1996 (1)
3.4	Bylaws, as amended (1)
4.1	Form of Representative's Warrants to Purchase Units (1)
4.2	Form of Class A common stock Purchase Warrant Certificate (1)
4.3	Specimen copy of stock certificate for common stock, $.01 par value (1)
10.1	Lease Agreement, dated April 15, 1992, and Lease Addendums, dated April 8, 1992 and October 21, 1994 (1)
10.2	Lease Agreement, dated July 19, 1995, and Lease Addendum (1)
10.3	Employment Agreement, dated May 24, 1995, between the Company and Michael I. Ruxin, as amended July 8, 1995, August 1, 1995, September 21, 1995 and July 15, 1996 (1)
10.4	Employment Agreement, dated May 24, 1995, between the Company and William J. Collard, as amended July 22, 1996 (1)
10.5	Employment Agreement, dated June 28, 1995, between the Company and Joseph F. Dudziak (1)
10.6	Employment Agreement, dated February 8, 1996, between the Company and L.E. "Gene" Mundt (1)
10.7	Amended and Restated Stock Option Plan, as amended on May 5, 1995, May 29, 1996 and December 11, 1996 (1)
10.7	(A) Amendment dated March 31, 1997, to the Amended and Restated Stock Option Plan. (2)
10.8	Voting Agreement, dated May 23, 1995 (1)
10.9	Shareholders’ Agreement dated August 16, 1991, as amended on May 5, 1995 September 1996, June 24, 1996, July 25, 1996, Consent and Waiver, dated July 12, 1996, and Rescission of Shareholder’s Agreement, dated June 22, 1996 (1)
10.10	Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)
10.11	Form of Drug Testing Service Contract (1)
10.12	Form of License Agreements (1)

10.13	Warrant Agreement, dated February 11, 1997, between Global Med and American Securities Transfer & Trust, Inc. (1)
10.14	Exclusivity and Software Development Agreement, dated November 14, 1996, between and among Global Med and Ortho Diagnostic Systems Inc. (1)
10.15	Amendment, dated November 14, 1996, to Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)
10.16	Amendment, dated January 14, 1997, to Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)
10.17	Interim Management Agreement, dated July 7, 1997, between the Company and National Medical Review Offices, Inc. (1)
10.18	Asset Purchase Agreement, dated August 18, 1997, between the Company and National Medical Review Offices, Inc. (1)
10.19	Third Amendment to Exclusivity and Software Development Agreement, dated September 17, 1997 between Global Med and Ortho Diagnostic Systems, Inc. (1)
10.20	Second Amended and Restated Stock Option Plan, as amended October 3, 1997 and December 2, 1997 (3)
10.21	Fourth Amendment to Exclusivity and Software Development Agreement, dated December 22, 1997 between Global Med and Ortho Diagnostic Systems, Inc. (4)
10.22	Development Agreement, dated July 12, 1996 between Global Med and The Institute for Transfusion Medicine, dated July 12, 1996, as amended January 12, 1998 (4)
10.23	Loan Commitment, dated April 14, 1998, between Heng Fung Finance Company Limited and the Company, as amended on April 16, 1998 (4)
10.24	Loan Commitment, dated April 14, 1998, between Fronteer Capital, Inc. and the Company, as amended on April 16, 1998 (4)
10.25	Amendment to Loan Commitment, dated April 16, 1998, between Heng Fung Finance Company Limited and the Company (4)
10.26	Amendment to Loan Commitment, dated April 16, 1998, between Fronteer Capital, Inc. and the Company (4)
10.27	Second Amendment to Loan Commitments, dated April 20, 1998 between the Company, Heng Fung Finance Company Limited and Fronteer Capital, Inc. (4)
10.28	Employment Agreement, dated August 1, 1998, between the Company and Michael I. Ruxin (5)
10.29	Employment Agreement, dated August 1, 1998, between the Company and Alan K. Geddes (5)

10.30	Employment Agreement, dated August 1, 1998, between the Company and Thomas F. Marcinek (5)
10.31	Consultancy Agreement, dated August 1, 1998, between the Company and Jeffrey M. Busch, Esq. (5)
10.32	Warrant to Purchase Common Shares dated April 20, 1998, issued by the Company to Heng Fung Finance Company Limited (5)
10.33	Warrant to Purchase Common Shares dated April 20, 1998, issued by the Company to Fronteer Capital, Inc.(5)
10.34	Loan Agreement, dated August 12, 1998, between the Company and Heng Fung Finance Company Limited (5)
10.35	Loan Agreement, dated August 12, 1998, between the Company and Fronteer Capital, Inc. (5)
10.36	Personal Guaranty, dated August 12, 1998, by Michael I. Ruxin, M.D. as Guarantor, the Company as Debtor and Fronteer Capital, Inc. as Beneficiary (5)
10.37	Assignment, Assumption and Consent Agreement, dated September 28, 1998, by the Company, Michael I. Ruxin, M.D., Fronteer Capital Inc. and Fronteer Development Finance, Inc. (5)
10.38	Loan and Warrant Purchase and Sale Agreement, dated October 7, 1998, between the Company, Heng Fung Finance Company Limited and Fronteer Development Finance (5)
10.39	Promissory Note, dated October 30, 1998, by the Company as Maker and Fronteer Development Finance as the Holder (5)
10.40	Warrant to Purchase Common Shares, dated October 30, 1998, issued by the Company to Fronteer Development Finance Inc. (5)
10.41	Promissory Note, dated October 26, 1998, by the Company as Maker and Fronteer Development Finance, Inc. as the Holder (5)
10.42	Promissory Note, dated October 26, 1998, by the Company as the Maker and Heng Fung Finance Company Limited as the Holder (5)
10.43	Warrant to Purchase Common Shares, dated October 26, 1998, issued by the Company to Fronteer Development Finance, Inc. (5)
10.44	Warrant to Purchase Common Shares, dated October 26, 1998, issued by the Company to Heng Fung Finance Company Limited (5)
10.45	Employment Agreement, dated February 1, 1999, between the Company and James Flynt (6)
10.46	Bridge Loan Agreement, dated March 18, 1999, between the Company and eBanker USA.Com, Inc. (6)
10.47	First Amendment to Loan Agreement among the Company, Michael I. Ruxin, M.D., eBanker USA.Com, Inc. and Heng Fung Finance Company Limited, dated March 18, 1999 (6)

10.48	Office Lease between the Company and Golden Hill Partnership, dated January 11, 1999 (6)
10.49	Standard Industrial/Commercial Multi-Tenant Lease between the Company and James W. Cameron, Jr., dated February 8, 1999 (6)
10.50	Settlement Agreement and Release of All Claims between the Company and William J. Collard and Hollis Gailey, dated December 22, 1998 (6)
10.51	Bridge Loan Agreement, dated April 13, 1999, between the Company and Heng Fung Finance Company Limited (7)
10.52	Revised Bridge Loan Agreement, dated May 7, 1999, between the Company and eBanker USA.com, Inc. (7)
10.53	Loan Agreement dated April 12, 2000 between the Company and eBanker (8)
10.54	Loan Agreement dated April 14, 2000 between the Company and eBanker (8)
10.55	Loan extension dated April 14, 2000 between the Company and eBanker (8)
10.56	Loan Agreement dated November 19, 2000 between the Company and eBanker
21	Subsidiaries of the Company
23	Consent of Independent Auditors - Deloitte & Touche LLP
99	Proxy and Right of First Refusal Agreement, dated November 14, 1996, between and among Ortho Diagnostic Systems Inc. and Michael I. Ruxin, William J. Collard, Gerald F. Willman, Jr., Lori J. Willman, Timothy Pellegrini and Gordon Segal (1)

_______________________
(1)	The documents identified are incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-11723).
(2)	Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-28155).
(3)	Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-45031).
(4)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997.
(5)	Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-52761).
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
(7)	Incorporated by reference from the Company’s Form 10-QSB for the quarterly period ended March 31, 1999.
(8)	Incorporated by reference from the Company’s Form 10-QSB for the quarterly period ended March 31, 2000.