Form 10-Q
period 2001-03-31
GLOBAL MED TECHNOLOGIES INC
filed 2001-05-21
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                            For the transition period from             to

                               Commission File Number: 000-22083

GLOBAL MED TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

                                             COLORADO                                                                                                       84-1116894
                                (State or other jurisdiction of                                                                       (IRS Employer Identification No.)
                                 incorporation or organization)

12600 West Colfax Suite C-420 Lakewood, Colorado 80215
(Address of principal executive offices)

(303) 238-2000
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

As of May 10, 2001, 22,236,386 shares of the issuer’s Common Stock were outstanding.

GLOBAL MED TECHNOLOGIES, INC.FORM
10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Condensed Consolidated Financial Statements                         PAGE NO.

          a.   Unaudited Condensed Consolidated Balance Sheets as of
               March 31, 2001 and December 31, 2000............................. 3

          b.   Unaudited Condensed Consolidated Statements of
               Operations for the three months ended March 31, 2001 and 2000.... 5

          c.   Unaudited  Condensed   Consolidated  Statement  of  Stockholders'
               Deficit for the three months ended March 31, 2001................ 6

          d.   Unaudited Condensed Consolidated Statements of Cash Flows for the
               three months ended March 31, 2001 and 2000....................... 7

          e.   Notes to Unaudited Condensed Consolidated Financial Statements... 9

Item 2.   Management's Discussion and Analysis of Financial Condition

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                             March 31,  December 31,
                                                               2001        2000
                                                             --------   -----------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents .........................       $  867       $1,210
   Accounts receivable-trade, net ....................          767          789
   Accrued revenues, net .............................          293          232
   Prepaid expenses and other assets .................          122          105
                                                             ------       ------
Total current assets .................................        2,049        2,336

Equipment, furniture and fixtures, net ...............          333          373

Deferred financing costs, net ........................           95          189

Capitalized software development costs, net ..........        1,044        1,177

Other assets .........................................           95          273
                                                             ------       ------
Total assets .........................................       $3,616       $4,348
                                                             ======       ======
                                                                     (continued)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED
(In thousands)

                                                             March 31,  December 31,
                                                               2001        2000
                                                             --------   -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Accounts payable .....................................................   $    411    $    465
   Accrued expenses .....................................................      1,120         888
   Accrued payroll ......................................................        196         159
   Accrued compensated absences .........................................        396         378
   Noncompete accrual ...................................................         35          35
   Deferred revenue .....................................................      1,392       1,299
   Current portion of capital lease obligations .........................        137         137
                                                                            --------    --------

Total current liabilities ...............................................      3,687       3,361

Financing agreements, related party .....................................      3,829       3,829

Deferred revenue, less current portion ..................................        826         838

Capital lease obligations, less current portion .........................         31          65
                                                                            --------    --------
Total liabilities .......................................................      8,373       8,093
                                                                            --------    --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

   Preferred stock, $.01 par value: Authorized shares - 10,000;
      none issued or outstanding ........................................       --          --
   Common stock, $.01 par value: Authorized shares - 40,000;
      issued and outstanding shares - 22,236 and 22,229 at March 31,
      2001 and December 31, 2000, respectively ..........................        222         222
   Additional paid-in capital ...........................................     32,491      32,482
   Accumulated deficit ..................................................    (37,470)    (36,449)
                                                                            --------    --------
Total stockholders' deficit .............................................     (4,757)     (3,745)
                                                                            --------    --------
Total liabilities and stockholders' deficit .............................   $  3,616    $  4,348
                                                                            ========    ========
                                                                                      (concluded)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

                                                          Three months ended
                                                               March 31,
                                                             2001      2000
                                                             ----      ----

Revenues ............................................   $  1,259    $    938

Cost of revenues ....................................        520         528
                                                        --------    --------
Gross profit ........................................        739         410

OPERATING EXPENSES:
   General and administrative .......................        795         586
   Sales and marketing ..............................        536         226
   Research and development .........................        225          --
                                                        --------    --------
Loss from operations before other income (expense) ..       (817)       (402)

OTHER INCOME (EXPENSE):
   Interest income ..................................         10           2
   Interest expense .................................       (119)       (148)
   Financing costs ..................................        (95)       (116)
                                                        --------    --------
Net loss ............................................   $ (1,021)   $   (664)
                                                        ========    ========
Basic and diluted loss per common share .............   $  (0.05)   $  (0.06)
                                                        ========    ========
Weighted average number of common shares outstanding-
   basic and diluted ................................     22,236      11,761
                                                        ========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

                                                     Common Stock     Additional
                                                  ------------------   paid-in    Accumulated
                                                  Shares      Amount   capital       Deficit    Total
                                                  ------      ------  ----------  -----------   -----

Balances, December 31, 2000 ..................     22,229   $    222   $ 32,482   $(36,449)   $ (3,745)

  Common stock issued for
      services, related party ................          7       --            9       --             9

  Net loss ...................................       --         --         --       (1,021)     (1,021)
                                                 --------   --------   --------   --------    --------
Balances, March 31, 2001 .....................     22,236   $    222   $ 32,491   $(37,470)   $ (4,757)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                   Three months ended
                                                                       March 31,
                                                                    2001       2000
                                                                    ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ......................................................   $(1,021)   $  (664)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation, amortization and amortization of software
         development costs ....................................       227        195
     Amortization of financing costs ..........................        95        116
     Common stock, options and warrants issued
       for services and other, net ............................       212         --
     Changes in operating assets and liabilities:
        Accounts receivable-trade, net ........................        22         77
        Accrued revenues, net .................................       (61)      (157)
        Prepaid expenses and other assets .....................       (17)        29
        Accounts payable ......................................       (54)      (108)
        Accrued expenses ......................................       232       (131)
        Accrued payroll .......................................        37         11
        Accrued compensated absences ..........................        18         (4)
        Deferred revenue ......................................        81         56
                                                                  -------    -------
Net cash used in operating activities .........................      (229)      (580)
                                                                  -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures ................        (1)       (13)
Issuance of notes receivable ..................................       (25)        --
Increase in software development costs ........................       (54)      (124)
                                                                  -------    -------
Net cash used in investing activities .........................       (80)      (137)
                                                                  -------    -------

See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

                                                                   Three months ended
                                                                       March 31,
                                                                    2001       2000
                                                                    ----       ----

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings on financing agreements ............................   $    --    $   700
Exercise of common stock options ..............................        --         41
Contributed capital ...........................................        --         63
Principal payments under capital lease obligations ............       (34)       (30)
                                                                  -------    -------
Net cash provided by (used in) financing activities ...........       (34)       774
                                                                  -------    -------
Net increase (decrease) in cash and cash equivalents ..........      (343)        57

Cash and cash equivalents at beginning of period ..............     1,210        330
                                                                  -------    -------
Cash and cash equivalents at end of period ....................   $   867    $   387
                                                                  =======    =======

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest ........................................   $     4    $   273
                                                                  =======    =======
Common stock issued to consultant for future services recorded
   in prepaid expense and other assets ........................   $    --    $   375
                                                                  =======    =======
Common stock issued for services ..............................   $     9    $    --
                                                                  =======    =======

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the Company or Global Med) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position at March 31, 2001 and the results of their operations for the three months ended March 31, 2001 and 2000 have been included.

In November 2000, eBanker USA.com, Inc. (“eBanker”) and Global Med entered into a series of transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision USA.Com, Inc.(“eVision”) (See Note 2.) Accordingly, Global Med is no longer filing under Regulation S-B.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. The interim results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period of 2001 or for the year ending December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Global Med provides information management software products and services to the health care industry and operates in two business segments. (See Note 6.)

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods presented. Diluted net loss per common share reflects the potential dilution of securities that could participate in the earnings unless their effort is antidilutive. Stock options, warrants outstanding and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Common share equivalents are excluded from the computation, as their effect would be antidilutive. For the three months ended March 31, 2001 and 2000 approximately 6.5 million and 15.5 million equivalent dilutive securities (primarily convertible debt, common stock options, and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

The Company’s net loss for the three months ended March 31, 2001 is $1.021 million. Cash flow used by operating activities totaled $229 thousand and the Company has an accumulated deficit of $37.470

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001 (continued)

million. In March 2001, Global Med and eBanker entered into an interest payment option agreement. (See Note 3.) Management anticipates that the cash and accounts receivable balances, recurring revenues, proceeds from the sales of common stock, and any future financing activities will be used to fund the Company’s anticipated research and development costs, sales and marketing efforts during the remainder of 2001 and for general working capital purposes. The Company continues to pursue financing alternatives through the issuance of additional equity or debt.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to adopt its provisions for all fiscal quarters of all fiscal years beginning after June 15, 2000 (as deferred by DFAS No. 137). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or in other comprehensive income depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounts is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged item during the term of the hedge and must be designated as a hedge pursuant to various criteria of SFAS No. 133. The Company adopted SFAS No. 133, as amended, on January 1, 2001. Historically, the Company has not entered into derivatives contracts to hedge existing risks, and derivatives held for speculative purposes consist of warrants held. The adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations.

Certain prior period amounts have been reclassified to conform with the current period presentation.

2. RELATED PARTIES

In November 2000, eBanker and Global Med entered into a series of transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision. Global Med is financed primarily through lending arrangements provided by eBanker as discussed further in Note 3. eBanker is a consolidated subsidiary of eVision. eVision is majority owned by Online Credit International Ltd. (“Online International”) and its subsidiary Online Credit Limited (“Online Credit”). Online Credit, eVision and eBanker all are shareholders of Global Med. Additionally, eBanker and eVision each hold warrants to acquire an additional 1 million shares of Global Med’s common stock with an exercise price of $0.25 per share.

During the three months ended March 31, 2001 and 2000, eVision provided the Company with various accounting services for which the Company incurred $41,000 and $22,000 in general and administrative expenses, respectively. During the three months ended March 31, 2001 and 2000, the Company incurred $115,000 and $179,000, respectively, in interest charges from eBanker. As of March 31, 2001 and 2000, the Company had accrued liabilities consisting of interest and accounting services expense in the amounts of $212,000 and $37,000, respectively. These amounts are included in accrued expenses in the accompanying balance sheet.

3. FINANCING AGREEMENTS, RELATED PARTY

In November 2000, eBanker agreed to exercise warrants to purchase 8 million shares of common stock of Global Med at $0.25 per share in exchange for canceling $2 million of its notes receivable from Global Med. The remaining $3.4 million outstanding under the various financing agreements and accrued interest of $428,700 were combined into one agreement and the due date was extended to July 1, 2001. Global Med agreed to pay interest of 12% per annum on a semi-annual basis, with the first interest payment due

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001 (continued)

May 19, 2001. The 8 million shares of common stock were issued on February 28, 2001 and were considered outstanding as of November 19, 2000. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197,600 shares of common stock of Global Med. If the principal and interest are not paid in full by July 1, 2001, the due date of the principal and interest will automatically be extended to July 1, 2003. Additionally, Global Med will issue eBanker warrants to acquire up to 10,168,430 shares of Global Med common stock with an exercise price of $0.50 per share. The actual number of warrants to be issued will be determined based upon the amount of principal outstanding at July 1, 2001. Additionally, upon the occurrence of certain events related to a certain contract Global Med is negotiating, Global Med will have the right, in its discretion, to put its shares of common stock worth up to $1.5 million to eBanker at $0.50 per share in the form of exchanging debt for common stock. The outstanding loan balance is convertible into the common stock of Global Med at eBanker’s option at a rate of $1.00 per share. The default conversion rate under this extension is $1.00 per share. As consideration for this provision, eBanker was issued 500,000 restricted shares of Global Med common stock. As a result of these transactions, eBanker obtained control of Global Med and Global Med was reflected in eVision’s consolidated financial statements as a consolidated subsidiary of eBanker effective November 19, 2000.

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

4. PEOPLEMED.COM, INC.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc., (“PeopleMed”) a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. The remaining 17% of PeopleMed is owned by third parties, certain officers and directors of Global Med. There is no minority interest reflected in the March 31, 2001 or December 31, 2000 balance sheets because PeopleMed had a stockholders’ deficit at those dates.

5. STOCKHOLDERS’ EQUITY

Stock Compensation

In 2000, the Company authorized the issuance of 35,000 shares to an officer of the Company. Of the 35,000 authorized shares, 7,000 had been issued as of March 31, 2001. The remaining shares will be issued at a rate of 7,000 per year as they are earned. The market value of the shares that had been issued was $9,000, based on quoted market prices. During the three months ended March 31, 2001, the Company recognized approximately $9,000 in compensation expense in the statements of operations related to the vesting of these shares.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001 (continued)

6. BUSINESS SEGMENT INFORMATION

The Company classifies its products into two core business segments: the Wyndgate Division (“Wyndgate”) and PeopleMed. Wyndgate develops, markets and supports blood tracking systems to assist community blood centers, hospitals, plasma centers and outpatient clinics in the U.S. in complying with the quality and safety standards of the FDA for the collection, transfusion, and management of blood and blood products. PeopleMed offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s systems use the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims, and medical records. Prior to the quarter ended March 31, 2001, the operations of PeopleMed were insignificant and, consequently, comparative information is not presented. The following presents segment information for the Company for the three months ended March 31, 2001 (in thousands):

                                      Wyndgate
                                      Division  PeopleMed    TOTAL
                                      --------  ---------    -----

Revenues from
 unaffiliated customers ...........   $ 1,115    $   144    $ 1,259
                                      =======    =======    =======
Loss from operations
 before income taxes ..............   $  (612)   $  (205)   $  (817)
Interest expense ..................      (119)      --         (119)
Interest income ...................         6          4         10
Financing costs ...................       (95)      --          (95)
                                      -------    -------    -------
Net loss ..........................   $  (820)   $  (201)   $(1,021)
                                      =======    =======    =======

Depreciation and
 amortization .....................   $   220    $     7    $   227
Capital expenditures ..............         1       --            1
Identifiable assets as of .........
 March 31, 2001 ...................     2,678        938      3,616

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

Global Med Technologies, Inc. and subsidiary (the “Company” or “Global Med”), designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. Revenues for the Company’s Wyndgate division are derived from the licensing of software, the provision of consulting and other value-added support services. Revenues for PeopleMed are derived, generally, from providing ASP services. The Company operates in two segments.

The following discussion of the Company’s results of operations and of its liquidity and capital resources is derived from and should be read in conjunction with the unaudited financial statements and the related notes herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended March 31, 2001 increased by $321,000 or 34.2% when compared with the same three month period in 2000. This increase was due primarily to an increase in maintenance revenue of $102,000, an increase in software license fee revenues of $102,000 and an increase in revenues for PeopleMed of approximately $113,000 when compared with the same period for 2000.

Cost of revenue. Cost of revenue as a percentage of total revenues was 41.3% and 56.3% for the three months ended March 31, 2001 and 2000, respectively. This cost decrease was primarily a result of increased revenues derived from sales of SAFETRACE® and SAFETRACE TX™ software product licenses which are typically priced at higher profit margins than revenues from consulting and implementation related services. In addition, the profit margins on the Company’s usage fees for PeopleMed typically are higher than those from consulting or implementation-related services.

Gross profit. Gross profit as a percentage of total revenue was 58.7% and 43.7% for the three months ended March 31, 2001 and 2000, respectively. This increase in gross profit was primarily a result of the increased revenues derived from sales of the higher margin SAFETRACE® and SAFETRACE TX™ software products and the higher margins on PeopleMed usage fees discussed above.

General and administrative. General and administrative expenses increased $209,000 or 35.7%, for the three months ended March 31, 2001 compared to the same three months in 2000. The increase in costs was primarily due to the increase in amortization expense associated with shares issued to service providers. The Company amortized $197,000 related to these shares for the three months ended March 31, 2001 and $31 thousand for the same period in 2000. In addition, expenses associated with legal services increased $54,000 during the three months ended March 31, 2001 when compared with the same period during 2000. Legal expenses increased in part as a result of costs associated with a special shareholders meeting. No such meeting was held in the prior year.

Sales and marketing. Sales and marketing expenses increased $310,000 or 137.2%, for the three months ended March 31, 2001 compared to the same three months in 2000. This increase in sales and marketing expenses was primarily due to the increased sales and marketing efforts related to SAFETRACE TX™ and PeopleMed during the three months ended March 31, 2001.

Research and development. Research and development expenses increased $225,000, for the three months ended March 31, 2001 compared to none for the same three months in 2000. The increase in research and development expenses was primarily due to reduced levels of capitalization of software development costs for the three months ended March 31, 2001 when compared with the similar period for 2000. In addition, the Company has incurred additional costs with respect to the further development of SAFETRACE® for which the majority of these costs were not deemed to be capitalizable.

Loss from operations before other income (expense). The Company’s loss from operations during the three months ended March 31, 2001 of $817,000 is $415,000 more than the loss for the same three months in 2000 of $402,000. The increased loss experienced during the three months ended March 31, 2001 was primarily attributable to the increase in operating expenses due to the increased costs associated with PeopleMed, increased sales and marketing activities and increased research and development.

Interest expense. Interest expense decreased $29,000 or 19.6% for the three months ended March 31, 2001 compared to the same three months in 2000. This decrease was primarily due to lower outstanding debt levels.

Financing costs. Financing costs decreased $21,000 for the three month period ended March 31, 2001 when compared with the same period for 2000.

Net loss. The Company’s net loss for the three months ended March 31, 2001 and 2000 was $1.021 million and $664,000, respectively. The difference of $357,000 relates primarily to increased general and administrative, sales and marketing, and research and development costs partially offset by higher revenues for the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $867,000 as of March 31, 2001 compared to $1,210,000 at December 31, 2000, none of which was restricted.

The Company had a net working capital deficit of $1,638,000 as of March 31, 2001 and $1,025,000 at December 31, 2000. The primary reason for the decrease in working capital is the use of cash to fund operations and the increase in accrued expenses.

The Company used $229,000 in net cash for operating activities during the three months ended March 31, 2001. The cash used during the three months ended March 31, 2001 consisted primarily of the net loss of $1.021 million, net of non-cash changes of $534,000 and changes in operating assets and liabilities of $258,000.

Net cash used in investing activities was $80,000 during the three months ended March 31, 2001 compared to $137,000 during the same period of 2000. The Company invested $54,000 and $124,000 in capitalized software development during the three months ended March 31, 2001 and 2000, respectively.

Net cash used in financing activities was $34,000 during the three months ended March 31, 2001, compared to net cash provided by financing activities of $774,000 during the three months ended March 31, 2000. The amounts for March 31, 2000 primarily include proceeds from the financing agreements.

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

In view of the Company’s current cash position, financing activities, and projected cash flow, management believes the Company has the financial resources, or can obtain the financial resources, to maintain its planned level of operations for the next twelve months, although the Company anticipates that it may continue to incur operating losses, negative cash flows and capital expenditures during that period.

Global Med is currently pursuing alternative financing arrangements. The Company entered into an agreement with a third party (the “Placement Agent”) to sell unregistered securities of the Company in a private placement. The Company is offering 200 Units, each Unit Consisting of a $50 thousand Convertible Debenture bearing interest at 12% per annum and convertible into common stock at $1.00 per share, and a Warrant to purchase 10 thousand shares of common stock at $1.00 per share (the “Units”).

The Units are being offered for sale pursuant to the exemption from registration contained in Sections 4(2) of the United States Securities Act of 1933, as amended (the “Act”), and Rule 506 of Regulation D under the Act, and are offered only to accredited investors. No registration statement has been filed with the United States Securities and Exchange Commission or with any other securities commission.

As soon as practicable after the termination of the offering, the Company will use its best efforts to register the shares of common stock underlying the Convertible Debentures and the Warrants, including the Warrants issued to the Placement Agent, under the Act, for public resale by the holders thereof. The Company currently has no plans to register the Convertible Debentures for public resale.

A 10% cash commission will be paid to the Placement Agent based on the value of the gross sales facilitated by the Placement Agent. The Company also may utilize consultants that introduce prospective investors to the Company. Such consultants also may be paid a commission on sales facilitated by the consultant. Warrants to purchase up to 1 million shares exercisable at $0.56 per share will be issued to the Placement Agent at the rate of 10% of the total Units sold by the Placement Agent. The Company also has agreed to reimburse the Placement Agent for its expenses incurred in connection with this offering and to issue Warrants to purchase up to 725 thousand shares exercisable at $0.56 per share to the Placement Agent as an additional incentive on a performance basis as defined.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to adopt its provisions for all fiscal quarters of all fiscal years beginning after June 15, 2000 (as deferred by DFAS No. 137). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or in other comprehensive income depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounts is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged item during the term of the hedge and must be designated as a hedge pursuant to various criteria of SFAS No. 133. The Company adopted SFAS No. 133, as amended, on January 1, 2001. Historically, the Company has not entered into derivatives contracts to hedge existing risks, and derivatives held for speculative purposes consist of warrants held. The adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk as it relates to Global Med generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates. Global Med is exposed to interest rate risk in its convertible notes payable. Interest rate risk results when the market rate of the debt instruments decreases for convertible notes payable. All of the Company’s outstanding debt is with eBanker, a subsidiary of Global Med’s parent Company. The Company attempts to reduce interest rate risk by negotiating terms on its debt with eBanker that are consistent with current market rates. As a result of Global Med’s relationship with its parent companies and subsidiaries, the terms of the financing agreement may not be indicative of those that would have resulted if Global Med were unaffiliated with these entities.

PART II – OTHER INFORMATION

Item 2. Changes in Securities

        8,697,600 unregistered securities issued February 28, 2001 (See Note 3).

Item 6. Exhibits and Reports on Form 8-K

a) List of exhibits

        10.1 Interest Payment Option Agreement

b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                       GLOBAL MED TECHNOLOGIES, INC.
                                                                                                                       A Colorado Corporation

Date: May 21, 2001                                                                                       By: /s/   Michael I. Ruxin
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
                                                                                                                               Principal Accounting Officer

Date: May 21, 2001                                                                                       By: /s/   Gary L. Cook
                                                                                                                               Gary L. Cook, Director, Acting Principal
                                                                                                                               Financial Officer and Treasurer