Form 10-Q
period 2001-06-30
GLOBAL MED TECHNOLOGIES INC
filed 2001-08-20
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission File Number 000-22083

GLOBAL MED TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

                        COLORADO                                                                                        84-111689
(State or other jurisdiction of incorporation)                                                       (IRS Employer File Number)

12600 West Colfax, Suite C-420, Lakewood, Colorado 80215
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

Yes  [  ]     No  [X]

As of August 14, 2001, 24,012,074 shares of the issuer’s $0.01 par value Common Stock were outstanding.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

TABLE OF CONTENTS

Part I – Financial Information

                                                                                    PAGE NO.

     Item 1.  Condensed Consolidated Financial Statements

          a.  Unaudited Condensed Consolidated Balance Sheets as of June 30, 2001
              and December 31, 2000 ...............................................    3

          b.  Unaudited Condensed Consolidated Statements of Operations for the
              three months ended June 30, 2001 and 2000 ...........................    5

          c.  Unaudited Condensed Consolidated Statements of Operations for the six
              months ended June 30, 2001 and 2000 .................................    6

          d.  Unaudited Condensed Consolidated Statement of Stockholders' Deficit
              for the six months ended June 30, 2001 ..............................    7

          e.  Unaudited Condensed Consolidated Statements of Cash Flows for the six
              months ended June 30, 2001 and 2000 .................................    8

          f.  Notes to Unaudited Condensed Consolidated Financial Statements ......   10

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...........................................   15

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..........   19

Part II - Other Information

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                    June 30,          December 31,
                                                      2001                2000
                                                    -------           -----------

ASSETS
------

CURRENT ASSETS:

   Cash and cash equivalents ....................   $  521               $1,210
   Accounts receivable-trade, net ...............      829                  789
   Accrued revenues, net ........................      371                  232
   Prepaid expenses and other assets ............       68                  105
                                                    ------               ------

Total current assets ............................    1,789                2,336

Equipment, furniture and fixtures, net ..........      293                  373

Deferred financing costs, net ...................     --                    189

Capitalized software development costs, net......      935                1,177

Other assets ....................................      121                  273
                                                    ------               ------

Total assets ....................................   $3,138               $4,348
                                                    ======               ======

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

                                                                             June 30,     December 31,
                                                                               2001           2000
                                                                             -------      -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:

   Accounts payable ....................................................   $    504       $    465
   Accrued expenses ....................................................      1,156            888
   Accrued payroll .....................................................        191            159
   Accrued compensated absences ........................................        399            378
   Noncompete accrual ..................................................         35             35
   Deferred revenue ....................................................      1,293          1,299
   Current portion of capital lease obligations ........................        116            137
                                                                           --------       --------

Total current liabilities ..............................................      3,694          3,361

Financing agreements, related party ....................................      3,829          3,829

Deferred revenue, less current portion .................................        814            838

Capital lease obligations, less current portion ........................         19             65
                                                                           --------       --------

Total liabilities ......................................................      8,356          8,093
                                                                           --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

   Preferred stock, $.01 par value: Authorized shares - 10,000;
      none issued or outstanding .......................................       --             --
   Common stock, $.01 par value: Authorized shares - 90,000;
      issued and outstanding shares - 24,010 and 22,229 at June 30, 2001
      and December 31, 2000, respectively ..............................        240            222
   Additional paid-in capital ..........................................     33,690         32,482
   Prepaid interest to parent company ..................................       (910)          --
   Accumulated deficit .................................................    (38,238)       (36,449)
                                                                           --------       --------

Total stockholders' deficit ............................................     (5,218)        (3,745)
                                                                           --------       --------

Total liabilities and stockholders' deficit ............................   $  3,138       $  4,348
                                                                           ========       ========

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

                                                                     Three months ended
                                                                           June 30,
                                                                     2001             2000
                                                                     ----             ----

Revenues .....................................................  $  1,531          $  1,059

Cost of revenues .............................................       664               450
                                                                --------          --------

Gross profit .................................................       867               609

OPERATING EXPENSES:
   General and administrative ................................       930               874
   Sales and marketing .......................................       457               388
   Research and development ..................................        39               141
                                                                --------          --------

Loss from operations before other income (expense) ...........      (559)             (794)

OTHER INCOME (EXPENSE):
   Interest income ...........................................         2                 4
   Interest expense ..........................................      (116)             (172)
   Financing costs ...........................................       (95)           (1,135)
                                                                --------          --------

Net loss .....................................................  $   (768)         $ (2,097)
                                                                ========          ========

Basic and diluted loss per common share ......................  $  (0.03)         $  (0.17)
                                                                ========          ========

Weighted average number of common shares outstanding-
   basic and diluted .........................................    22,333            12,165
                                                                ========          ========

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

                                                                           Six months ended
                                                                               June 30,
                                                                        2001             2000
                                                                        ----             ----

Revenues .....................................................      $  2,790         $  1,998

Cost of revenues .............................................         1,184              970
                                                                    --------         --------

Gross profit .................................................         1,606            1,028

OPERATING EXPENSES:
   General and administrative ................................         1,725            1,469
   Sales and marketing .......................................           993              614
   Research and development ..................................           264              141
                                                                    --------         --------

Loss from operations before other income (expense) ...........        (1,376)          (1,196)

OTHER INCOME (EXPENSE):
   Interest income ...........................................            12                5
   Interest expense ..........................................          (235)            (318)
   Financing costs ...........................................          (190)          (1,252)
                                                                    --------         --------

Net loss .....................................................      $ (1,789)        $ (2,761)
                                                                    ========         ========

Basic and diluted loss per common share ......................      $  (0.08)        $  (0.23)
                                                                    ========         ========

Weighted average number of common shares outstanding-
   basic and diluted .........................................        22,285           11,963
                                                                    ========         ========

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands)

                                                                           Prepaid
                                             Common Stock      Additional  Interest
                                           ------------------    Paid-in    Parent     Accumulated
                                           Shares      Amount    capital    Company       Deficit    Total
                                           -----       ------  ----------  ----------  -----------   -----

Balances, December 31, 2000 ............   22,229   $    222   $ 32,482   $   --      $(36,449)   $ (3,745)

Issuance of common stock for payment
  of interest, related party
  (see note 3) .........................    1,747         17      1,171       --          --         1,188

Prepaid interest to parent company
  (see note 3) .........................     --         --         --         (910)       --          (910)

Issuance of options to consultants .....     --         --            7       --          --             7

Issuance of common shares for services..       27          1         20       --          --            21

Issuance of common shares for
   services, related party .............        7       --           10       --          --            10

Net loss ...............................     --         --         --         --        (1,789)     (1,789)
                                         --------   --------   --------   --------    --------    --------

Balances, June 30, 2001 ................   24,010   $    240   $ 33,690   $   (910)   $(38,238)   $ (5,218)
                                         ========   ========   ========   ========    ========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                            Six months ended
                                                                                June 30,
                                                                             2001       2000
                                                                             ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ..............................................................   $(1,789)   $(2,761)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation and amortization of software
         development costs ............................................       459        394
     Amortization of financing costs ..................................       189      1,239
     Common stock issued for payment of interest expense, related party       224       --
     Common stock, options and warrants issued
       for services and other, net ....................................       222        219
     Changes in operating assets and liabilities:
        Accounts receivable-trade, net ................................       (40)      (102)
        Accrued revenues, net .........................................      (139)      (570)
        Prepaid expenses and other assets .............................        37          4
        Accounts payable ..............................................        39        127
        Accrued expenses ..............................................       321         68
        Accrued payroll ...............................................        32         33
        Accrued compensated absences ..................................        21        (23)
        Deferred revenue ..............................................       (30)       275
                                                                          -------    -------

Net cash used in operating activities .................................      (454)    (1,097)
                                                                          -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment, furniture and fixtures ........................        (2)       (13)
Issuance of notes receivable, related party ...........................       (50)      --
Increase in software development costs ................................      (116)      (347)
                                                                          -------    -------

Net cash used in investing activities .................................      (168)      (360)
                                                                          -------    -------

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

                                                                           Six months ended
                                                                              June 30,
                                                                         2001             2000
                                                                         ----             ----

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings on financing agreements, related party ..................   $  --           $ 1,000
Sale of common stock ...............................................      --               500
Exercise of common stock options ...................................      --                42
Sale of Subsidiary common stock ....................................      --                63
Principal payments under capital lease obligations .................       (67)            (57)
                                                                       -------         -------

Net cash provided by (used in) financing activities ................       (67)          1,548
                                                                       -------         -------

Net increase (decrease) in cash and cash equivalents ...............      (689)             91

Cash and cash equivalents at beginning of period ...................     1,210             330
                                                                       -------         -------

Cash and cash equivalents at end of period .........................   $   521         $   421
                                                                       =======         =======

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest .............................................   $    11         $   273
                                                                       =======         =======
Common stock issued for interest payment option recorded
     in other assets, related party ................................   $   910         $   375
                                                                       =======         =======

Common stock issued for services ...................................   $    19         $   516
                                                                       =======         =======

Common stock issued for financing ..................................   $  --           $ 1,239
                                                                       =======         =======

Common stock issued to pay for accrued interest, related party .....   $   278         $  --
                                                                       =======         =======

Accrued liability associated with future issuance of common stock...   $   225         $  --
                                                                       =======         =======

Issuance of common stock for software development ..................   $    19         $  --
                                                                       =======         =======

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the “Company” or “Global Med”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position at June 30, 2001 and the results of their operations for the three and six months ended June 30, 2001 and 2000 have been included.

In November 2000, eBanker USA.com, Inc. (“eBanker”) and Global Med entered into a series of transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision USA.Com, Inc. (“eVision”) which is a Regulation S-K reporting company. (See Note 2). Accordingly, Global Med is filing under Regulation S-K instead of Regulation S-B.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. The interim results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period of 2001 or for the year ending December 31, 2001.

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

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods presented. Diluted net loss per common share reflects the potential dilution of securities that could participate in the earnings unless their effect is antidilutive. Stock options, warrants outstanding and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Common share equivalents are excluded from the computation, as their effect would be antidilutive. For the three months ended June 30, 2001 and 2000 approximately 6.1 million and 16.6 million equivalent dilutive securities (primarily convertible debt, common stock options, and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive. For the six months ended June 30, 2001 and 2000 approximately 6.3 million and 15.9 million equivalent dilutive securities (primarily convertible debt, common stock options, and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 (continued)

The Company’s net loss for the six months ended June 30, 2001 is $1.789 million. Cash flow used by operating activities totaled $454 thousand and the Company has an accumulated deficit of $38.238 million.

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

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of fiscal 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. The Company had no Goodwill at June 30, 2001, and the adoption of SFAS 141 and 142 are not expected to have a material impact on the Company’s financial position or results of operations.

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

During the six months ended June 30, 2001 and 2000, eVision provided the Company with various accounting services for which the Company incurred $75 thousand and $25 thousand in general and administrative expenses, respectively. During the six months ended June 30, 2001 and 2000, the Company incurred $224 thousand and $295 thousand, respectively, in interest charges from eBanker. As of June 30, 2001 and December 31, 2000, the Company had accrued liabilities consisting of interest and accounting services expense in the amounts of $63 thousand and $116 thousand, respectively. These amounts are included in accrued expenses and accounts payable in the accompanying balance sheet.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 (continued)

During the six months ended June 30, 2001, the Company issued a $50 thousand note receivable to a not-for-profit corporation controlled by a director of the Company. This amount is included in other assets.

3. FINANCING AGREEMENTS, RELATED PARTY

In November 2000, eBanker agreed to exercise warrants to purchase 8 million shares of common stock of Global Med at $0.25 per share in exchange for canceling $2 million of its notes receivable from Global Med. The remaining $3.4 million outstanding under the various financing agreements and accrued interest of $429 thousand were combined into one agreement and the due date was extended to July 1, 2001. Global Med agreed to pay interest of 12% per annum on a semi-annual basis, with the first interest payment due May 19, 2001. The 8 million shares of common stock were issued on February 28, 2001 and were considered outstanding as of November 19, 2000. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197,600 shares of common stock of Global Med. If the principal and interest are not paid in full by July 1, 2001, the due date of the principal and interest will automatically be extended to July 1, 2003. Additionally, Global Med will issue eBanker warrants to acquire up to 10,168,430 shares of Global Med common stock with an exercise price of $0.50 per share. The actual number of warrants to be issued will be determined based upon the amount of principal outstanding at July 1, 2001. Additionally, upon the occurrence of certain events related to a certain contract Global Med is negotiating, Global Med will have the right, in its discretion, to put its shares of common stock worth up to $1.5 million to eBanker at $0.50 per share in the form of exchanging debt for common stock. The outstanding loan balance is convertible into the common stock of Global Med at eBanker’s option at a rate of $1.00 per share. The default conversion rate under this extension is $1.00 per share. As consideration for this provision, eBanker was issued 500,000 restricted shares of Global Med common stock. As a result of these transactions, eBanker obtained control of Global Med and Global Med was reflected in eVision’s consolidated financial statements as a consolidated subsidiary of eBanker effective November 19, 2000.

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

On June 20, 2001, the company elected to exercise the interest payment option. As a result, eBanker will be issued 1,746,688 shares of the Company’s common stock as payment for the interest expense on the Company’s outstanding loan balance with eBanker of $3.829 million through the loan’s maturity date of July 1, 2003. The 1,746,688 shares have not been issued, but are considered outstanding as of June 20, 2001, the date the interest option was exercised. The company has recorded $910 thousand in a contra-equity account associated with the issuance of these shares as of June 30, 2001. In addition, $278 thousand in accrued interest related to the eBanker loan was eliminated from the company’s accrued expenses balance as of June 30, 2001, as a result of this transaction.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 (continued)

4. PEOPLEMED.COM, INC.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc., (“PeopleMed”) a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. The remaining 17% of PeopleMed is owned by third parties and certain officers and directors of Global Med and PeopleMed. There is no minority interest reflected in the June 30, 2001 or December 31, 2000 balance sheets because PeopleMed had a stockholders’ deficit at those dates.

5. STOCKHOLDERS’ EQUITY

Stock Compensation
In 2000, the Company authorized the issuance of 35,000 shares to an officer of the Company. Of the 35,000 authorized shares, 7,000 had been issued as of June 30, 2001. The remaining shares will be issued at a rate of 7,000 per year as they are earned. The market value of the shares that had been issued was $9,000, based on quoted market prices. During the six months ended June 30, 2001, the Company recognized approximately $10,000 in compensation expense in the statements of operations related to the vesting of these shares.

On July 1, 2001, the Company authorized the issuance of 300,000 common shares to a director of the Company for the performance of certain consulting services performed. The market value of the shares to be issued was $225 thousand on the date of authorization, based on quoted market prices. During the three months ended June 30, 2001, the Company recognized approximately $225 thousand in compensation expense in the statements of operations related to the authorized issuance of these shares. These shares have not been included in the common shares outstanding as of June 30, 2001. A liability for $225 thousand associated with the issuance of these shares is included in accrued liabilities as of June 30, 2001.

Global Med is currently pursuing alternative financing arrangements. The Company has entered into various agreements with third parties to either sell or contemplate the sale of unregistered securities of the Company. The securities generally either have been or will be offered for sale pursuant to the exemption from registration contained in Sections 4(2) of the United States Securities Act of 1933, as amended (the “Act”), and Rule 506 of Regulation D under the Act, and are offered only to accredited investors. No registration statement is intended to be filed with the United States Securities and Exchange Commission or with any other state securities commission.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 (continued)

6. BUSINESS SEGMENT INFORMATION

The Company classifies its products into two core business segments: the Wyndgate Division (“Wyndgate”) and PeopleMed. Wyndgate develops, markets and supports blood tracking systems to assist community blood centers, hospitals, plasma centers and outpatient clinics in the U.S. in complying with the quality and safety standards of the FDA for the collection, transfusion, and management of blood and blood products. PeopleMed offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s systems use the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims, and medical records. Prior to the quarter ended March 31, 2001, the operations of PeopleMed were insignificant and, consequently, comparative information is not presented. The following presents segment information for the Company for the six months ended June 30, 2001 ( in thousands):

                                 Wyndgate
                                 Division      PeopleMed      TOTAL
Revenues from
 Unaffiliated customers          $ 2,500       $   290       $ 2,790
                                 =======       =======       =======
Loss from operations
 before income taxes             $(1,016)      $  (360)      $(1,376)
Interest expense                    (235)         --            (235)
Interest income                        6             6            12
Financing costs                     (190)         --            (190)
Net loss                          (1,435)         (354)       (1,789)
                                 =======       =======       =======
Depreciation and
 amortization                    $   444       $    15       $   459
Capital expenditures                   2          --               2
Identifiable assets as of
 June 30, 2001                     2,577           561         3,138

7. SUBSEQUENT EVENT

On July 1, 2001, eBanker received the right to be issued 10,168,430 warrants for the purchase of the Company’s common stock at $0.50 per share. The warrants will be issued in accordance with the terms of the November 19, 2000 Financing Agreement between the Company and eBanker. The number of warrants to be issued was calculated based on the outstanding principal balance on the Company’s loan with eBanker as of July 1, 2001. The warrants expire on July 1, 2011. In accordance with the terms of the November 2000 financing agreement between the Company and eBanker, the Company is obligated to maintain current registration on the shares, underlying the warrants, for resale under the Securities Act of 1933 (“1933 Act”). Using the Black-Scholes model for estimating the fair value of the warrants to purchase 10,168,430 shares of the Company’s common stock, the Company calculated that there would be $7.626 million in deferred financing costs associated with the issuance of these warrants as of July 1, 2001. The Company used the following assumptions in calculating the anticipated value of the warrants eBanker has a right to be issued: risk-free rate of 5.65%, expected life of 10 years, a dividend yield of 0%; and volatility of 284%. It is anticipated that the value assigned to the warrants will be amortized straight-line over the remaining term of the loan, two years. The Company is currently in negotiations with eBanker to amend the part of the November 19, 2000 Financing Agreement related to the issuance of the 10,168,430 common stock warrants. The Company’s objective is to obtain terms more favorable than those that presently exist. There can be no assurance that Global Med will be able to obtain terms more favorable or that Global Med will not have to issue the maximum number of warrants to eBanker.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended June 30, 2001 increased by $472 thousand or 44.6% when compared with the same three month period in 2000. The increase for the three months ended June 30, 2001 was due to an increase in maintenance revenue of $36 thousand, an increase in software license fee revenues of $259 thousand, an increase in revenues for PeopleMed of approximately $104 thousand, and an increase in implementation and consulting services revenue of $73 thousand when compared with the same period for 2000.

Cost of revenue. Cost of revenue as a percentage of total revenues was 43.4% and 42.5% for the three months ended June 30, 2001 and 2000, respectively. This increase in costs was primarily a result of increased revenues derived from engineering contracts, which typically have lower margins than revenues from software license fees or maintenance.

Gross profit. Gross profit as a percentage of total revenue was 56.6% and 57.5% for the three months ended June 30, 2001 and 2000, respectively. This decrease in gross profit was primarily a result of the increased revenues derived from revenues of the lower margin consulting services.

General and administrative. General and administrative expenses increased $56 thousand or 6.4%, for the three months ended June 30, 2001 compared to the same three months in 2000. The Company incurred approximately $229 thousand in expenses for the three months ended June 30, 2001 associated with compensation relative to one director who also provides consulting services to the Company versus approximately $141 thousand in the prior comparable prior period. Investor relations expense decreased by $47 thousand during the current period when compared to the comparable period in 2000.

Sales and marketing. Sales and marketing expenses increased $69 thousand or 17.8%, for the three months ended June 30, 2001 compared to the same three months in 2000. The increase in sales and marketing expense for the three months ended June 30, 2001 is primarily due to an increase in commissions expense of $47 thousand, and increase in salaries of $24 thousand when compared with the prior comparable period. These increases were offset by a reduction in tradeshows expense of $16 thousand.

Research and development. Research and development expenses decreased $102 thousand or 72.3%, for the three months ended June 30, 2001 compared to the same three months in 2000. The decrease in R&D is primarily due to a decrease in consulting expenses of $129 thousand for the quarter ended June 30, 2001 when compared to the comparable prior period in 2000. The consulting expenses in the prior year incurred during the three months ended June 30, 2000 were primarily associated with the initial development of the Company’s PeopleMed.com software platform. These increased expenses were offset by reduced levels of capitalization during the quarter ended June 30, 2001, when compared with the comparable prior period in 2000.

Loss from operations before other income (expense). The Company’s loss from operations during the three months ended June 30, 2001 of $559 thousand is $235 thousand less than the loss for the same three months in 2000 of $794 thousand. The decreased loss for the three months ended June 30, 2001 was primarily attributable to the increase in revenues.

Interest expense. Interest expense decreased $56 thousand or 32.6 % for the three months ended June 30, 2001 compared to the same three months in 2000. This decrease was due to the decrease in outstanding amounts under the related party financing agreements.

Financing costs. Financing costs decreased $1.04 million for the three month period ended June 30, 2001 when compared with the same period for 2000. The decrease was due to the fact that during the quarter ended June 30, 2000, the company issued stock to eVision at a discount to the market of $940 thousand. The remaining decrease is due to lower deferred financing costs associated with the debt arrangements in existence during the quarter ended June 30, 2001 versus the comparable quarter in 2000.

Net loss. The Company’s net loss for the three months ended June 30, 2001 and 2000 was $768 thousand and $2.097 million, respectively. The difference of $1.329 million relates primarily to increased revenues and reduced financing costs for the period ended June 30, 2001, when compared to the comparable period in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the six months ended June 30, 2001 increased by $792 thousand or 39.6% when compared with the same six month period in 2000. This increase was due primarily to an increase in maintenance revenues of $119 thousand, an increase in software license fee revenues of $375 thousand, an increase in revenues for PeopleMed of approximately $205 thousand, and an increase in consulting services revenues of approximately $93 thousand when compared with the same period for 2000.

Cost of revenue. Cost of revenue as a percentage of total revenues was 42.4% and 48.5% for the six months ended June 30, 2001 and 2000, respectively. This cost decrease was primarily a result of increased revenues derived from sales of software product licenses which are typically priced at higher profit margins than revenues from consulting and implementation related services. In addition, the profit margins on the Company’s usage fees for PeopleMed typically are higher than those from consulting or implementation-related services and PeopleMed revenues increased by $205 thousand.

Gross profit. Gross profit increased $578 thousand to $1.606 million for the six months ended June 30, 2001 and 2000, respectively. The increase in gross profit was due primarily to an increase in software license fees and PeopleMed revenues.

General and administrative. General and administrative expenses increased $256 thousand or 17.4%, for the six months ended June 30, 2001 compared to the same six months in 2000. The increase in costs was primarily due to the increase in amortization expense associated with common shares issued to service providers and other expenses discussed below. The Company recognized additional amortization expense of approximately $123 thousand related to these shares for the six months ended June 30, 2001,when compared to the comparable period during 2000 . In addition, expenses associated with legal services increased $51 thousand mainly due to the costs associated with the special shareholder’s meeting and expenses related to fund raising. The Company also incurred increased compensation relative to one director who also provides consulting services to the Company. The increase in these types of expenses was $95 thousand during the six months ended June 30, 2001 compared to the comparable period in 2000. The remaining $13 thousand offset to these increases is comprised of numerous expense accounts.

Sales and marketing. Sales and marketing expenses increased $379 thousand or 61.7%, for the six months ended June 30, 2001 compared to the same six months in 2000. This increase in sales and marketing expenses was primarily due to the increased sales and marketing efforts related to SAFETRACE TX™ and PeopleMed during the six months ended June 30, 2001.

Research and development. Research and development expenses increased $123 thousand, for the six months ended June 30, 2001 compared to $141 thousand for the same six months in 2000. The increase in research and development expenses was primarily due to reduced levels of capitalization of software development costs for the six months ended June 30, 2001 when compared with the comparable period in 2000. In addition, the Company has incurred additional costs with respect to the further development of SAFETRACE® for which the majority of these costs were not deemed to be capitalizable.

Loss from operations before other income (expense). The Company’s loss from operations during the six months ended June 30, 2001 of $1.376 million is $180 thousand more than the loss for the same six months in 2000 of $1.196 million. The increased loss experienced during the six months ended June 30, 2001 was primarily attributable to the increase in operating expenses due to the increased costs associated with PeopleMed, increased sales and marketing activities and increased research and development.

Interest expense. Interest expense decreased $83 thousand or 26.1% for the six months ended June 30, 2001 compared to the same six months in 2000. This decrease was due to lower outstanding amounts under the financing agreements, related party.

Financing costs. Financing costs decreased $1.062 million for the six month period ended June 30, 2001 when compared with the same period for 2000. The decrease was due to the Company issuing stock to eVision at a discount to the market of $940 thousand during the six months ended June 30, 2000. The remaining decrease is due to lower deferred financing costs associated with the arrangements in existence during the six months ended June 30, 2001 versus the comparable period in 2000.

Net loss. The Company’s net loss for the six months ended June 30, 2001 and 2000 was $1.789 million and $2.761 million, respectively. The difference of $972 thousand relates primarily to decreased financing costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $521 thousand as of June 30, 2001 compared to $1.21 million at December 31, 2000, none of which was restricted.

The Company had a net working capital deficit of $1.905 million as of June 30, 2001 and $1.025 million at December 31, 2000. The primary reason for the increase in the working capital deficit is the decrease in cash associated with the Company’s use of cash to fund operations and the increase in accrued expenses.

The Company used $454 thousand in net cash for operating activities during the six months ended June 30, 2001. The cash used during the six months ended June 30, 2001 consisted primarily of the net loss of $1.789 million, net of non-cash changes of $1.094 million and changes in operating assets and liabilities of $241 thousand.

Net cash used in investing activities was $168 thousand during the six months ended June 30, 2001 compared to $360 thousand during the same period of 2000. The Company invested $116 thousand and $347 thousand in capitalized software development during the six months ended June 30, 2001 and 2000, respectively.

Net cash used in financing activities was $67 thousand during the six months ended June 30, 2001, compared to net cash provided by financing activities of $1.548 million during the six months ended June 30, 2000. The amounts for June 30, 2000 primarily include proceeds from the financing agreements.

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

On June 20, 2001 the Company elected to exercise the interest payment option. As a result, the Company will issue eBanker 1,746,688 shares of the Company’s common stock as payment for the interest expense on the company’s outstanding loan balance with eBanker of $3.829 million through the loan’s maturity date of July 1, 2003. The 1,746,688 shares have not been issued, but are considered outstanding as of June 20, 2001, the date the interest option as exercised. The Company has recorded $910 thousand in a contra-equity account associated with the issuance of these shares and $278 thousand in accrued interest related to the eBanker loan was eliminated from the company’s accrued expenses balance.

On July 1, 2001, eBanker received the right to be issued 10,168,430 warrants for the purchase of the Company’s common stock at $0.50 per share. The warrants will be issued in accordance with the terms of the November 19, 2000 Financing Agreement between the Company and eBanker. The number of warrants to be issued was calculated based on the outstanding principal balance on the Company’s loan with eBanker as of July 1, 2001. The warrants expire on July 1, 2011. In accordance with the terms of the November 2000 financing agreement between the Company and eBanker, the Company is obligated to maintain current registration on the shares, underlying the warrants, for resale under the Securities Act of 1933 (“1933 Act”). Using the Black-Scholes model for estimating the fair value of the warrants to purchase 10,168,430 shares of the Company’s common stock, the Company calculated that there would be $7.626 million in deferred financing costs associated with the issuance of these warrants as of July 1, 2001. The Company used the following assumptions in calculating the anticipated value of the warrants eBanker has a right to be issued: risk-free rate of 5.65%, expected life of 10 years, a dividend yield of 0%; and volatility of 284%. It is anticipated that the value assigned to the warrants will be amortized straight-line over the remaining term of the loan, two years. The Company is currently in negotiations with eBanker to amend the part of the November 19, 2000 Financing Agreement related to the issuance of the 10,168,430 common stock warrants. The Company’s objective is to obtain terms more favorable than those that presently exist. There can be no assurance that Global Med will be able to obtain terms more favorable or that Global Med will not have to issue the maximum number of warrants to eBanker.

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

Global Med is currently pursuing alternative financing arrangements. The Company has entered into various agreements with third parties to either sell or contemplate the sale of unregistered securities of the Company. The securities generally either have been or will be offered for sale pursuant to the exemption from registration contained in Sections 4(2) of the United States Securities Act of 1933, as amended (the “Act”), and Rule 506 of Regulation D under the Act, and are offered only to accredited investors. No registration statement is intended to be filed with the United States Securities and Exchange Commission or with any other state securities commission.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of fiscal 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. The Company had no Goodwill at June 30, 2001, and the adoption of SFAS 141 and 142 are not expected to have a material impact on the Company’s financial position or results of operations.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated. The foregoing notwithstanding, on September 8, 2000, a law suit was filed in the United States District Court for the Southern District of New York, Case No. 00 CIV. 6769, against certain shareholders and directors of the Company, including, eVision, eBanker, American Fronteer Financial Corporation (“AFFC”), Fai H. Chan, Tony T.W. Chan, Robert Trapp, Kwok Jen Fong, Jeffrey M. Busch, Gary L. Cook and other officers and directors of these entities for alleged misrepresentations and/or omissions of material facts in private offering memoranda, communications with shareholders, and in eVision’s Annual Report on Form 10-K, in violation of Sections 10(b) and Rule 10b-5 of the Securities and Exchange Act of 1934. Among other items, the plaintiffs were seeking compensatory damages of no less than $70 million. On March 19, 2001, the United States District Court dismissed the lawsuit in response to a Motion to Dismiss filed by the defendants on December 7, 2000. On July 12, 2001, the plaintiffs filed an appeal of the dismissal. The defendants intend to vigorously defend the appeal, if filed.

Item 2. Changes in Securities

None.

Item 4. Submission of matters to a vote of security holders

A Special Meeting of stockholders (“Special Meeting”) was held on April 16, 2001. The following proposals were also adopted at the Annual Meeting by the votes indicated:

Proposal                                                       For        Against    Abstain
____________________________________________________________________________________________

1.   To approve and authorize the Company's Board
     of Directors to amend the Articles of Incorporation
     to increase the authorized shares of the Company       17,525,264    762,039     13,398
     to 100,000,000, of which 90,000,000 are to be Common
     Stock, $.01 par value, and 10,000,000 are to be
     Preferred Stock, $.01 par value.

2.   To approve the 2001 Stock Option Plan with a maximum
     aggregate number of shares reserved for issuance       12,988,269    790,496     13,400
     thereunder of 15,000,000 shares of Common Stock and
     a term of ten years.

3.   To approve the Amended and Restated 1997 Employee
     Stock Compensation Plan, increasing the maximum        13,045,759    733,916     12,490
     aggregate number of shares reserved for issuance
     thereunder to 1,000,000 shares of Common Stock.

Proposal                                                       For        Against    Abstain
____________________________________________________________________________________________

4.   To ratify the selection of Deloitte and Touche LLP as
     independent auditors of the Company for the year ended  18,269,609    19,044     12,048
     December 31, 2000.

Item 6. Exhibits and Reports on Form 8-K

a)	List of exhibits None

b)	Reports on Form 8-K

A Current Report on Form 8-K dated May 31, 2001 was filed to report the dismissal of Deloitte & Touche LLP as the independent accountants for the Company and the appointment of Ehrhardt Keefe Steiner & Hottman PC as its independent accountants effective June 6, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                        GLOBAL MED TECHNOLOGIES, INC.
                                                                                        A Colorado Corporation

Date:             August 20, 2001                                  By /s/ Michael I. Ruxin
                                                                                               Michael I. Ruxin, Chairman of the Board
                                                                                               and Chief Executive Officer

Date:             August 20, 2001                                   By /s/ Gary L. Cook
                                                                                                Gary L. Cook, Director, Acting Principal
                                                                                                Financial Officer and Treasurer