Form 10-Q
period 2001-09-30
GLOBAL MED TECHNOLOGIES INC
filed 2001-11-14
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes   [X]        No    [  ]

As of November 14, 2001, 24,313,074 shares of the issuer’s $0.01 par value Common Stock were outstanding.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

TABLE OF CONTENTS

Part I – Financial Information

                                                                                    PAGE NO.

     Item 1.      Condensed Consolidated Financial Statements

         a.       Unaudited Condensed Consolidated Balance Sheets as of
                  September 30, 2001 and December 31, 2000 ...........................  3

         b.       Unaudited Condensed Consolidated Statements of Operations
                  for the three months ended September 30, 2001 and 2000 .............  5

         c.       Unaudited Condensed Consolidated Statements of Operations
                  for the nine months ended  September 30, 2001 and 2000 .............  6

         d.       Unaudited Condensed Consolidated Statement of Stockholders'
                  Deficit for the nine months ended  September 30, 2001 ..............  7

         e.       Unaudited Condensed Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 2001 and 2000 ......................  8

         f.       Notes to Unaudited Condensed Consolidated Financial Statements ..... 10

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .......................................... 15

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk ......... 19

Part II - Other Information

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                           September 30,  December 31,
                                                               2001          2000
                                                            (Unaudited)
                                                           -----------    -----------

ASSETS
------

CURRENT ASSETS:

   Cash and cash equivalents .........................       $  565       $1,210
   Accounts receivable-trade, net ....................        1,153          789
   Accrued revenues, net .............................          209          232
   Prepaid expenses and other assets .................          136          105
                                                             ------       ------

Total current assets .................................        2,063        2,336

Equipment, furniture and fixtures, net ...............          252          373

Deferred financing costs, net ........................         --            189

Capitalized software development costs, net ..........          864        1,177

Other assets .........................................          135          273
                                                             ------       ------

Total assets .........................................       $3,314       $4,348
                                                             ======       ======

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

                                                                 September 30,  December 31,
                                                                     2001          2000
                                                                  (Unaudited)
                                                                 -----------    -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:

   Accounts payable .............................................   $    487    $    465
   Accrued expenses .............................................        961         888
   Accrued payroll ..............................................        240         159
   Accrued compensated absences .................................        428         378
   Noncompete accrual ...........................................         35          35
   Deferred revenue .............................................      1,224       1,299
   Current portion of capital lease obligations .................         83         137
                                                                    --------    --------

Total current liabilities .......................................      3,458       3,361

Financing agreements, related party .............................      3,829       3,829

Deferred revenue, less current portion ..........................        796         838

Capital lease obligations, less current portion .................         19          65
                                                                    --------    --------

Total liabilities ...............................................      8,102       8,093
                                                                    --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

   Preferred stock, $.01 par value: Authorized shares - 10,000;
      none issued or outstanding ................................       --          --
   Common stock, $.01 par value: Authorized shares - 90,000;
      issued and outstanding shares - 24,313 and 22,229 at
      September 30, 2001 and December 31, 2000, respectively ....        243         222
   Additional paid-in capital ...................................     34,407      32,482
   Warrants and prepaid interest to parent company ..............     (1,242)       --
   Accumulated deficit ..........................................    (38,196)    (36,449)
                                                                    --------    --------

Total stockholders' deficit .....................................     (4,788)     (3,745)
                                                                    --------    --------

Total liabilities and stockholders' deficit .....................   $  3,314    $  4,348
                                                                    ========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

                                                                      Three months ended
                                                                         September 30,
                                                                       2001        2000
                                                                   (Unaudited) (Unaudited)
                                                                    ---------   ---------

Revenues ........................................................   $  1,701    $  1,380

Cost of revenues ................................................        649         397
                                                                    --------    --------

Gross profit ....................................................      1,052         983

OPERATING EXPENSES:
   General and administrative ...................................        472         621
   Sales and marketing ..........................................        333         275
   Research and development .....................................         29         257
                                                                    --------    --------

Income (loss) from operations before other income (expense) .....        218        (170)

OTHER INCOME (EXPENSE):
   Interest income ..............................................         13           4
   Interest expense .............................................       (125)       (174)
   Financing costs ..............................................        (64)       (172)
                                                                    --------    --------

Net income (loss) ...............................................   $     42    $   (512)
                                                                    ========    ========

Income (loss) per common share:

   Basic ........................................................   $   0.00    $  (0.04)
                                                                    ========    ========
   Diluted ......................................................   $   0.00    $  (0.04)
                                                                    ========    ========

Weighted average number of common shares outstanding:

Basic ...........................................................     24,311      13,433
Diluted .........................................................     28,150      13,433

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

                                                           Nine months ended
                                                             September 30,
                                                           2001         2000
                                                       (Unaudited)  (Unaudited)
                                                        ---------    ---------

Revenues ............................................   $  4,491    $  3,377

Cost of revenues ....................................      1,833       1,375
                                                        --------    --------

Gross profit ........................................      2,658       2,002

OPERATING EXPENSES:
   General and administrative .......................      2,197       2,081
   Sales and marketing ..............................      1,326         889
   Research and development .........................        293         398
                                                        --------    --------

Loss from operations before other income (expense) ..     (1,158)     (1,366)

OTHER INCOME (EXPENSE):
   Interest income ..................................         25          10
   Interest expense .................................       (360)       (494)
   Financing costs ..................................       (254)     (1,423)
                                                        --------    --------

Net loss ............................................   $ (1,747)   $ (3,273)
                                                        ========    ========

Basic and diluted loss per common share .............   $  (0.08)   $  (0.26)
                                                        ========    ========

Weighted average number of common shares outstanding-
   basic and diluted ................................     22,968      12,457
                                                        ========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands)

                                                                              eBanker
                                               Common Stock      Additional   Warrants
                                             ------------------    Paid-in      and      Accumulated
                                             Shares      Amount    capital    Interest      Deficit    Total
                                             -----       ------  ----------  ----------  -----------   -----

Balances, December 31, 2000 ............... 22,229   $    222   $ 32,482       --      $(36,449)   $ (3,745)

Issuance of common stock for payment
 of interest, related party (see note 3) ..  1,747         17      1,171       --          --         1,188

Prepaid interest to parent company
 (see note 3) .............................   --         --         --         (796)       --          (796)

Issuance of warrants to related
 party (see note 5) .......................   --         --          510       --          --           510

eBanker warrants (see note 5) .............   --         --         --         (446)       --          (446)

Issuance of options to consultants ........   --         --           10       --          --            10

Issuance of common shares for services ....     30          1         22       --          --            23

Issuance of common shares for services,
 related party ............................    307          3        212       --          --           215

Net loss ..................................   --         --         --         --        (1,747)     (1,747)
                                          --------   --------   --------   --------    --------    --------

Balances, September 30, 2001 (Unaudited) .. 24,313   $    243   $ 34,407   $ (1,242)   $(38,196)   $ (4,788)
                                          ========   ========   ========   ========    ========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                           Nine months ended
                                                              September 30,
                                                            2001         2000
                                                        (Unaudited)  (Unaudited)
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .............................................   $(1,747)   $(3,273)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation and amortization of software
         development costs ...........................       610        603
     Amortization of financing costs .................       254      1,423
     Common stock issued for payment of interest
       expense, related party ........................       338       --
     Common stock, options and warrants issued
       for services and other, net ...................       432        338
     Changes in operating assets and liabilities:
        Accounts receivable-trade, net ...............      (364)      (513)
        Accrued revenues, net ........................        23       (932)
        Prepaid expenses and other assets ............       (31)         3
        Accounts payable .............................        22        202
        Accrued expenses .............................       126        173
        Accrued payroll ..............................        81         38
        Accrued compensated absences .................        50        (70)
        Deferred revenue .............................      (117)       650
                                                         -------    -------

Net cash used in operating activities ................      (323)    (1,358)
                                                         -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment, furniture and fixtures .......        (2)       (32)
Issuance of notes receivable, related party ..........       (65)      --
Increase in software development costs ...............      (155)      (407)
                                                         -------    -------

Net cash used in investing activities ................      (222)      (439)
                                                         -------    -------

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

                                                             Nine months ended
                                                                September 30,
                                                              2001         2000
                                                          (Unaudited)  (Unaudited)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings on financing agreements, related party .......   $  --      $ 1,000
Sale of common stock ....................................      --          685
Exercise of common stock options ........................      --           42
Sale of Subsidiary common stock .........................      --           63
Principal payments under capital lease obligations ......      (100)       (88)
                                                            -------    -------

Net cash (used in) provided by financing activities .....      (100)     1,702
                                                            -------    -------

Net decrease in cash and cash equivalents ...............      (645)       (95)

Cash and cash equivalents at beginning of period ........     1,210        330
                                                            -------    -------

Cash and cash equivalents at end of period ..............   $   565    $   235
                                                            =======    =======

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest ..................................   $    21    $   307
                                                            =======    =======

Issuance of common stock for prepayment of interest,
  related party .........................................   $   796    $ 1,239
                                                            =======    =======

Common stock issued for services ........................   $   248    $   584
                                                            =======    =======

Issuance of warrants to related party ...................   $   510    $ 1,239
                                                            =======    =======

Common stock issued for accrued interest,
  related party .........................................   $   392    $  --
                                                            =======    =======

Issuance of common stock for software development .......   $    19    $  --
                                                            =======    =======

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the “Company” or “Global Med”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position at September 30, 2001 and the results of their operations for the three and nine months ended September 30, 2001 and 2000 have been included.

In November 2000, eBanker USA.com, Inc. (“eBanker”) and Global Med entered into a series of transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision USA.Com, Inc. (“eVision”) which is a Regulation S-K reporting company. (See Note 2.) Accordingly, Global Med is filing under Regulation S-K instead of Regulation S-B.

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Commencing upon the initial product release or when software development revenue has begun to be recognized, these costs are amortized, based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, generally three years. For the quarter ended September 30, 2001, the company revised its estimated period for amortizing capitalized software development costs for SafeTrace Tx from three to approximately four years. The change in estimate was based primarily on a revised product life cycle of this product and future revenue estimates. For the three months ended September 30, 2001 and 2000, the Company recorded approximately $110 thousand and $177 thousand of amortization for all products, respectively. For the nine months ended September 30, 2001 and 2000, the Company recorded approximately $487 thousand and $511 thousand of amortization for all products, respectively. Amortization of capitalized software costs is included in cost of revenues in the accompanying statements of operations.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. The interim results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period of 2001 or for the year ending December 31, 2001.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001 (continued)

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods presented. Diluted net loss per common share reflects the potential dilution of securities that could participate in the earnings unless their effect is antidilutive. Stock options, warrants outstanding and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Common share equivalents are excluded from the computation, as their effect would be antidilutive. For the three months ended September 30, 2000 approximately 16.5 million equivalent dilutive securities (primarily convertible debt, common stock options, and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive. For the nine months ended September 30, 2001 and 2000 approximately 5.5 million and 16.1 million equivalent dilutive securities (primarily convertible debt, common stock options, and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

The Company’s net loss for the nine months ended September 30, 2001 is $1.747 million. Cash flow used by operating activities totaled $323 thousand and the Company has an accumulated deficit of $38.196 million.Management anticipates that the cash and accounts receivable balances, recurring revenues, proceeds from the sales of common stock, and any future financing activities will be used to fund the Company’s anticipated research and development costs, sales and marketing efforts during the remainder of 2001 and for general working capital purposes. The Company continues to pursue financing alternatives through the issuance of additional equity or debt.

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

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of fiscal 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. The Company had no goodwill at September 30, 2001, and the adoption of SFAS 141 and 142 are not expected to have a material impact on the Company’s financial position or results of operations.

The Company has not recorded a provision for income taxes for the three months ended September 30, 2001. No income tax is due for this period because of the net operating loss carry forward associated with the six months ended June 30, 2001 that would fully offset any provision for the three months ended September 30, 2001.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001 (continued)

During the nine months ended September 30, 2001 and 2000, eVision provided the Company with various accounting services for which the Company incurred $ 99 thousand and $67 thousand in general and administrative expenses, respectively. During the nine months ended September 30, 2001 and 2000, the Company incurred $339 thousand and $460 thousand, respectively, in interest charges from eBanker. As of September 30, 2001 and December 31, 2000, the Company had accrued liabilities consisting of interest and accounting services expense in the amounts of $ 50 thousand and $116 thousand, respectively.These amounts are included in accrued expenses and accounts payable in the accompanying balance sheet

During the nine months ended September 30, 2001, the Company issued a $65 thousand note receivable to a not-for-profit corporation controlled by a director of the Company. This amount is included in other assets.

3. FINANCING AGREEMENTS, RELATED PARTY

In November 2000, eBanker agreed to exercise warrants to purchase 8 million shares of common stock of Global Med at $0.25 per share in exchange for converting $2 million of its notes receivable from Global Med. The remaining $3.4 million outstanding under the various financing agreements and accrued interest of $429 thousand were combined into one agreement and the due date was extended to July 1, 2001. Global Med agreed to pay interest of 12% per annum on a semi-annual basis, with the first interest payment due May 19, 2001. The 8 million shares of common stock were issued on February 28, 2001 and were considered outstanding as of November 19, 2000. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197,600 shares of common stock of Global Med. In addition, eBanker was issued 500,000 restricted shares of Global Med common stock as consideration for changing the default conversion rate to $1.00 per share. Additionally, upon the occurrence of certain events related to a certain contract Global Med is negotiating, Global Med will have the right, in its discretion, to put its shares of common stock worth up to $1.5 million to eBanker at $0.50 per share in the form of exchanging debt for common stock.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001 (continued)

On June 20, 2001, the Company elected to exercise the interest payment option. As a result, eBanker will be issued 1,746,688 shares of the Company’s common stock as payment for the interest expense on the Company’s outstanding loan balance with eBanker of $3.829 million through the loan’s maturity date of July 1, 2003. The 1,746,688 shares have not been issued, but are considered outstanding as of June 20, 2001, the date the interest option was exercised. The company recorded $796 thousand in a contra-equity account associated with the issuance of these shares as of September 30, 2001. In addition, $392 thousand in accrued interest related to the eBanker loan was eliminated from the Company’s accrued expenses balance as of September 30, 2001, as a result of this transaction.

On July 1, 2001 in accordance with the terms of the existing financing agreement, eBanker received the right to warrants to acquire up to 10,168,430 shares of Global Med common stock with an exercise price of $0.50 per share. (See Note 5). On July 1, 2001 the maturity date of the note payable was automatically extended to July 1, 2003; and as of that date, the outstanding debt is no longer convertible into the common stock of the Company at $1.00 per share. If Global Med defaults on repayment of any amount borrowed under the existing financing agreement, all existing members of the Board of Directors of Global Med will be required to resign and eBanker will have the right to appoint all new members.

4. PEOPLEMED.COM, INC.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc., (“PeopleMed”) a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. The remaining 17% of PeopleMed is owned by third parties and certain officers and directors of Global Med and PeopleMed. There is no minority interest reflected in the September 30, 2001 or December 31, 2000 balance sheets because PeopleMed had a stockholders’ deficit at those dates.

5. STOCKHOLDERS’ EQUITY

Stock Compensation

In 2000, the Company authorized the issuance of 35,000 shares to an officer of the Company. Of the 35,000 authorized shares, 7,000 had been issued as of September 30, 2001. The remaining shares will be issued at a rate of 7,000 per year as they are earned. The market value of the shares that had been issued was $9,000, based on quoted market prices. During the nine months ended September 30, 2001, the Company recognized approximately $13 thousand in compensation expense in the statements of operations related to the vesting of these shares.

On July 1, 2001, the Company authorized the issuance of 300,000 unregistered common shares to a director of the Company for the performance of certain consulting services performed. The value of the shares to be issued was $203 thousand on the date of authorization. During the nine months ended September 30, 2001, the Company recognized approximately $203 thousand in compensation expense in the statements of operations related to the authorized issuance of these shares. These shares were not issued as of September 30, 2001, but have been included in the common shares outstanding as of September 30, 2001. These shares were treated as outstanding as of July 1, 2001.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001 (continued)

Issuance of Warrants

On July 1, 2001, eBanker received the right to be issued 10,168,430 warrants for the purchase of the Company’s common stock at $0.50 per share. The warrants will be issued in accordance with the terms of the November 19, 2000 Financing Agreement between the Company and eBanker. The number of warrants to be issued was calculated based on the outstanding principal balance on the Company’s loan with eBanker as of July 1, 2001. The warrants expire on July 1, 2011. In accordance with the terms of the November 2000 financing agreement between the Company and eBanker, the Company is obligated to maintain current registration on the shares, underlying the warrants, for resale under the Securities Act of 1933 (“1933 Act”). The Company used independent, third party consultants for estimating the fair value of the warrants to purchase 10,168,430 shares of the Company’s common stock. The warrants were valued at $510 thousand. The Company recorded $510 thousand in deferred financing costs associated with the issuance of these warrants as of July 1, 2001. The Company is ratably amortizing the costs associated with these warrants over 24 months, the remaining life of the note payable as of July 1, 2001. The Company recognized approximately $64 thousand in financing costs related to the issuance of these warrants as of September 30, 2001.

6. BUSINESS SEGMENT INFORMATION

The Company classifies its products into two core business segments: the Wyndgate Division (“Wyndgate”) and PeopleMed. Wyndgate develops, markets and supports blood tracking systems to assist community blood centers, hospitals, plasma centers and outpatient clinics in the U.S. in complying with the quality and safety standards of the FDA for the collection, transfusion, and management of blood and blood products. PeopleMed offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s systems use the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims, and medical records. Prior to the quarter ended March 31, 2001, the operations of PeopleMed were insignificant and, consequently, comparative information is not presented. The following presents segment information for the Company for the nine months ended September 30, 2001 ( in thousands):

                                 Wyndgate
                                 Division      PeopleMed      TOTAL
Revenues from
 Unaffiliated customers          $ 4,058        $ 433         $ 4,491
                                  ======         ====          ======
Loss from operations
 before other income
 (expense)                       $  (673)       $(485)        $(1,158)
Interest income                        7           18              25
Interest expense                    (360)          --            (360)
Financing costs                     (254)          --            (254)
                                  ------         ----          ------
Net loss                          (1,280)        (467)         (1,747)
                                  ======         ====          =======
Depreciation and
 Amortization                     $  586        $  24         $   610
                                  ======         ====          ======

Capital expenditures                   2           --               2
                                  ======         ====          ======
Identifiable assets as of
 September 30, 2001                3,031          283           3,314
                                  ======         ====          ======

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended September 30, 2001 increased by $321 thousand or 23.3% when compared with the same three month period in 2000. The increase for the three months ended September 30, 2001 was due primarily to an increase in maintenance revenue of $170 thousand, an increase in customization and engineering-related revenues of $181 thousand, and an increase in implementation services revenue of $84 thousand. These increases were partially offset by a decrease in software license fees of $65 thousand and a decrease of approximately $60 thousand in revenues associated with the expiration of an exclusivity agreement for which the Company received $500 thousand and originally recorded this amount in deferred revenues. The Company was recognizing this revenue ratably over the period of exclusivity, approximately two years. Of the $170 thousand increase in maintenance revenue, $80 thousand related to revenue for services provided for the period from July 1, 2000 to June 30, 2001, for which no agreement had been reached until the quarter ended September 30, 2001.

Cost of revenue. Cost of revenue as a percentage of total revenues was 38.2% and 28.8% for the three months ended September 30, 2001 and 2000, respectively. This increase in costs was primarily a result of increased revenues derived from engineering contracts, the increase in the cost percentage is because these contracts typically have lower margins than revenues from software license fees or maintenance.

Gross profit. Gross profit as a percentage of total revenue was 61.8% and 71.2% for the three months ended September 30, 2001 and 2000, respectively. This decrease in gross profit was primarily a result of the increased revenues derived from revenues of the lower margin consulting services and engineering contracts as previously described.

General and administrative. General and administrative expenses decreased $149 thousand or 24%, for the three months ended September 30, 2001 compared to the same three months in 2000. The decrease in G&A is due to decreased expenses associated with several areas that include an $82 thousand reduction in legal expense, a $65 thousand decrease in investor relations, a $58 thousand reduction in director’s compensation, and a $51 thousand reduction in accounting fees. These decreases were partially offset by a $23 increase in bad debt expense and an $80 thousand increase in employee related expenses.

Sales and marketing. Sales and marketing expenses increased $58 thousand or 21.1%, for the three months ended September 30, 2001 compared to the same three months in 2000. The increase in sales and marketing expense for the three months ended September 30, 2001 is primarily due to an increase in commissions expense of $57 thousand, when compared with the prior comparable period.

Research and development. Research and development expenses decreased $228 thousand or 88.7%, for the three months ended September 30, 2001 compared to the same three months in 2000. The decrease in R&D is primarily due to a decrease in consulting expenses of $255 thousand for the quarter ended September 30, 2001 when compared to the comparable prior period in 2000. The consulting expenses incurred during the comparable period during the prior year were primarily associated with the initial development of the Company’s PeopleMed.com software platform.

Interest expense. Interest expense decreased $49 thousand or 28.2% for the three months ended September 30, 2001 compared to the same three months in 2000. This decrease was due to the reduction in outstanding debt levels under the related party financing agreements.

Financing costs. Financing costs decreased $ 108 thousand for the three month period ended September 30, 2001 when compared with the same period for 2000. The decrease is due to lower deferred financing costs associated with the debt arrangements in existence during the quarter ended September 30, 2001 versus the comparable quarter in 2000.

Net income (loss). The Company’s net income (loss) for the three months ended September 30, 2001 and 2000 was $42 thousand and a net loss of $(512) thousand, respectively. The change of $554 thousand relates primarily to increased revenues and reduced costs of operations for the period ended September 30, 2001, when compared to the comparable period in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the nine months ended September 30, 2001 increased by $1.114 million or 33% when compared with the same nine month period in 2000. This increase was due primarily to an increase in maintenance revenues of $289 thousand, an increase in software license fee revenues of $210 thousand, and an increase in implementation revenues of approximately $305 thousand, and increase in engineering related revenue of approximately $174 thousand, and an increase in PeopleMed.com related revenues of approximately $170 thousand.

Cost of revenue. Cost of revenue as a percentage of total revenues was 40.8% and 40.7% for the nine months ended September 30, 2001 and 2000, respectively.

Gross profit. Gross profit increased $656 thousand to $2.658 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in gross profit was due primarily to an increase in revenues.

General and administrative. General and administrative expenses increased $116 thousand or 5.6%, for the nine months ended September 30, 2001 compared to the same nine months in 2000. The increase in G&A is due to increased expenses associated with several areas that include investor relations, director’s compensation, bad debt expense, employee related expenses. For the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, investors relations expenses increased $57 thousand due to the termination of the agreement with OTC to provide investor relations. Director’s compensations increased $37 thousand due mainly to the issuance of 300 thousand shares to a director for consulting services. Employee-related expenses increased $40 thousand. Bad debt expense increased $36 thousand mainly due to increased sales. These increases were offset by a reduction of $31 thousand in legal expenses and $36 thousand in accounting expenses.

Sales and marketing. Sales and marketing expenses increased $437 thousand or 49.2%, for the nine months ended September 30, 2001 compared to the same nine months in 2000. This increase in sales and marketing expenses was primarily due to the increased sales and marketing efforts related to SAFETRACE TX(TM)and PeopleMed during the nine months ended September 30, 2001.

Research and development. Research and development expenses decreased $105 thousand, for the nine months ended September 30, 2001 compared to $398 thousand for the same nine months in 2000. The decrease in research and development expenses is primarily associated with reductions in expenses related to PeopleMed.com.

Interest expense. Interest expense decreased $134 thousand or 27.1% for the nine months ended September 30, 2001 compared to the same nine months in 2000. This decrease was due to lower outstanding amounts under the financing agreements, related party.

Financing costs. Financing costs decreased $1.169 million for the nine month period ended September 30, 2001 when compared with the same period for 2000. The decrease was primarily due to the Company issuing stock to eVision at a discount to the market of $940 thousand during the nine months ended September 30, 2000. The remaining decrease is due to lower deferred financing costs associated with the arrangements in existence during the nine months ended September 30, 2001 versus the comparable period in 2000.

Net loss. The Company’s net loss for the nine months ended September 30, 2001 and 2000 was $1.747 million and $3.273 million, respectively. The difference of $1.526 million relates primarily to decreased financing costs and increased revenues for the nine months ended September 30, 2001. The decrease in the loss related to increased revenues and decreased financing costs was offset by increased cost of goods sold and operating expenses for the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $565 thousand as of September 30, 2001 compared to $1.21 million at December 31, 2000, none of which was restricted.

The Company had a net working capital deficit of $ 1.395 million as of September 30, 2001 and $1.025 million at December 31, 2000. The primary reason for the increase in the working capital deficit is the decrease in cash associated with the Company’s use of cash to fund operations and the increase in accrued expenses.

The Company used $323 thousand in net cash for operating activities during the nine months ended September 30, 2001. The cash used during the nine months ended September 30, 2001 consisted primarily of the net loss of $1.747 million, net of non-cash changes of $1.634 million and changes in operating assets and liabilities of $210 thousand.

Net cash used in investing activities was $222 thousand during the nine months ended September 30, 2001 compared to $439 thousand during the same period of 2000. The Company invested $155 thousand and $407 thousand in capitalized software development during the nine months ended September 30, 2001 and 2000, respectively.

Net cash used in financing activities was $100 thousand during the nine months ended September 30, 2001, compared to net cash provided by financing activities of $1.702 million during the nine months ended September 30, 2000. The amounts for September 30, 2000 primarily include proceeds from the financing agreements and sales of common stock.

In November 2000, eBanker agreed to exercise warrants to purchase 8 million shares of common stock of Global Med at $0.25 per share in exchange for converting $2 million of its notes receivable from Global Med. The remaining $3.4 million outstanding under the various financing agreements and accrued interest of $429 thousand were combined into one agreement and the due date was extended to July 1, 2001. Global Med agreed to pay interest of 12% per annum on a semi-annual basis, with the first interest payment due May 19, 2001. The 8 million shares of common stock were issued on February 28, 2001 and were considered outstanding as of November 19, 2000. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197,600 shares of common stock of Global Med. In addition, eBanker was issued 500,000 restricted shares of Global Med common stock as consideration for changing the default conversion rate to $1.00. Additionally, upon the occurrence of certain events related to a certain contract Global Med is negotiating, Global Med will have the right, in its discretion, to put its shares of common stock worth up to $1.5 million to eBanker at $0.50 per share in the form of exchanging debt for common stock.

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

On June 20, 2001, the company elected to exercise the interest payment option. As a result, eBanker will be issued 1,746,688 shares of the Company’s common stock as payment for the interest expense on the Company’s outstanding loan balance with eBanker of $3.829 million through the loan’s maturity date of July 1, 2003. The 1,746,688 shares have not been issued, but are considered outstanding as of June 20, 2001, the date the interest option was exercised. The company recorded $795 thousand in a contra-equity account associated with the issuance of these shares as of September 30, 2001. In addition, $392 thousand in accrued interest related to the eBanker loan was eliminated from the company’s accrued expenses balance as of September 30, 2001, as a result of this transaction.

On July 1, 2001 in accordance with the terms of the existing financing agreement, eBanker received the right to warrants to acquire up to 10,168,430 shares of Global Med common stock with an exercise price of $0.50 per share. (See Note 5). On July 1, 2001 the maturity date of the note payable was automatically extended to July 1, 2003; and as of that date, the outstanding debt is no longer convertible into the common stock of the Company at $1.00 per share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk as it relates to Global Med generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates. Global Med is exposed to interest rate risk in its notes payable. Interest rate risk results when the market rate of the debt instruments decreases for convertible notes payable. All of the Company’s outstanding debt is with eBanker, a subsidiary of Global Med’s parent Company. The Company attempts to reduce interest rate risk by negotiating terms on its debt with eBanker that are consistent with current market rates. As a result of Global Med’s relationship with its parent companies and subsidiaries, the terms of the financing agreement may not be indicative of those that would have resulted if Global Med were unaffiliated with these entities.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated. The foregoing notwithstanding, on September 8, 2000, a law suit was filed in the United States District Court for the Southern District of New York, Case No. 00 CIV. 6769, against certain shareholders and directors of the Company, including, eVision, eBanker, American Fronteer Financial Corporation (“AFFC”), Fai H. Chan, Tony T.W. Chan, Robert Trapp, Kwok Jen Fong, Jeffrey M. Busch, Gary L. Cook and other officers and directors of these entities for alleged misrepresentations and/or omissions of material facts in private offering memoranda, communications with shareholders, and in eVision’s Annual Report on Form 10-K, in violation of Sections 10(b) and Rule 10b-5 of the Securities and Exchange Act of 1934. Among other items, the plaintiffs were seeking compensatory damages of no less than $70 million. On March 19, 2001, the United States District Court dismissed the lawsuit in response to a Motion to Dismiss filed by the defendants on December 7, 2000. On July 12, 2001, the plaintiffs filed an appeal of the dismissal. The defendants intend to vigorously defend the appeal.

Item 2. Changes in Securities

None.

Item 4. Submission of matters to a vote of security holders

None.

Item 6. Exhibits and Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                        GLOBAL MED TECHNOLOGIES, INC.
                                                                                        A Colorado Corporation

Date:           November 14, 2001                                  By /s/ Michael I. Ruxin
                                                                                               Michael I. Ruxin, Chairman of the Board
                                                                                               and Chief Executive Officer

Date:           November 14, 2001                                   By /s/ Gary L. Cook
                                                                                                Gary L. Cook, Director, Acting Principal
                                                                                                Financial Officer and Treasurer