Form 10-K
period 2001-12-31
GLOBAL MED TECHNOLOGIES INC
filed 2002-04-01
CIK 1009463

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

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

Common Stock, $.01 par value
Class A Common Stock Purchase Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates as of March 26, 2002: $21,249,911 based on the closing bid price of $0.87 per share as of that date. Shares of common stock, $.01 par value, outstanding as of March 26, 2002: 24,425,185.

Documents incorporated by reference: See Part IV, Item 13(a), and “EXHIBIT INDEX” on page 36 for a listing of documents incorporated by reference into this Annual Report on FORM 10-K.

GLOBAL MED TECHNOLOGIES, INC.
FORM 10-KSB
DECEMBER 31, 2001

TABLE OF CONTENTS

PART I

Item                                                                           Page

PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters ....  10

6.   Selected Financial Data ..................................................  11

7.   Management's Discussion and Analysis of Financial

9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ............................................  21

PART III

10.  Directors and Executive Officers of the Registrant; Compliance with

PART IV

14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K ........  33

     Signatures ...............................................................  34

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

During 1999, the Company formed a majority-owned subsidiary, PeopleMed.com, Inc. (“PeopleMed”), a Colorado corporation, to develop a software application designed to give HMO providers and other third party payers, access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history.

PeopleMed offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s system uses the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims and medical records. In addition to the system’s Internet capabilities, the Company plans to include interfaces to hand-held devices, fax machines, alphanumeric pagers, interactive voice response and many types of patient-monitoring devices in PeopleMed’s information infrastructure.

PeopleMed is owned 83% by Global Med Technologies, Inc. and 17% by third parties including certain executive officers and directors of Global Med Technologies, Inc. Global Med Technologies, Inc. and PeopleMed are referred to collectively herein as the “Company” or “Global Med”.

Global Med has introduced to the market an internet-based software application designed to improve patient care while promoting savings and efficiency. SAFETRACE Tx.com ™ provides hospitals and blood centers with a coordinated system that fully integrates blood inventory, testing and management-improving blood safety, reducing waste and improving patient care.

Related Parties

Global Med is financed primarily through lending arrangements provided by eBanker USA.com, Inc. (“eBanker”) as discussed further below. Until November 28, 2001, eBanker was a consolidated subsidiary of eVision USA.Com, Inc. (“eVision”). eVision is majority owned by Heng Fung Holdings Limited (“Heng Fung” formerly known as Online Credit International, Limited) and its subsidiary, Online Credit Limited (“Online Credit”). Online Credit and eBanker are shareholders of Global Med. Until November 28, 2001, eVision was also a shareholder of Global Med. Additionally, Online Credit and eBanker each hold warrants to acquire 1 million and 11.168 million shares, respectively, of Global Med’s common stock with exercise prices that range from $0.25-$0.50 per share. As discussed further below and in the accompanying financial statements, in November 2000, eBanker and Global Med entered into a series of equity transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision during the fiscal year 2000.

Additionally, eVision and certain other subsidiaries provide various management, legal and accounting support services to Global Med. See the discussion of these related party transactions in Notes 1 and 2 in the accompanying consolidated financial statements.

As a result of these transactions and relationships, the financial condition and results of operations for Global Med may not necessarily be indicative of those that would have resulted if Global Med were unaffiliated with these entities.

BUSINESS OF REGISTRANT

Principal Products and Their Markets

The Company designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other health care related facilities. Revenues are derived from the licensing of software, maintenance, the provision of consulting and other value added support services, and the resale of hardware and software obtained from vendors.

Wyndgate began development of a blood tracking system called SAFETRACE® to assist community blood centers, hospitals, plasma centers and outpatient clinics in the U.S. in complying with the quality and safety standards of the Food and Drug Administration (“FDA”) for the collection and management of blood and blood products.

The Company has completed the development of SAFETRACE® and SAFETRACE TX™, a transfusion management information system that is designed to be used by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. SAFETRACE TX™ provides electronic cross-matching capabilities to help insure blood compatibility with patient-recipients and will track, inventory, bill and document all activities with blood products from the time blood products are received in inventory to the time the blood products are used or returned to blood centers. Management expects SAFETRACE TX™ will complement SAFETRACE® as the combined SAFETRACE TX™ and SAFETRACE® software system will be able to integrate hospitals with blood centers and provide a “vein-to-vein”™ tracking of the blood supply. SAFETRACE TX™ received FDA clearance on January 29, 1999.

The Company continues to concentrate its development efforts on enhancements to its existing SAFETRACE® blood bank product and SAFETRACE TX™, Wyndgate’s transfusion management information system software product. The FDA has cleared both products for sale in the United States.

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

Competition

Currently, the Company is aware of two primary competitors to its SAFETRACE® software product: MAK-SYSTEM Corp. in France, and Mediware Information Systems, Inc. in the United States. There are four primary competitors in the United States to its SAFETRACE TX™ product, Misys plc., MEDIWARE Information Systems, Inc., SCC Soft Computer and Cerner Corp. Some of these competitors are larger and have greater resources than the Company.

The Company believes it is able to compete on the basis of the capabilities of the technology currently available in SAFETRACE® and SAFETRACE TX™.

Dependence on Major Customers

The Company, through its Wyndgate division, currently has 35 SAFETRACE® customers and 44 SAFETRACE TX™ customers with over 204 sites in the United States. It intends to continue to target domestic and international blood centers, plasma centers and hospital donor and transfusion centers.

No customers accounted for more than 10% of the Company’s revenues during 2001 or 2000. In April 1999, the Company entered into a termination agreement with a former customer who had previously licensed multiple sites for SAFETRACE®. The agreement resolved all outstanding contractual issues and resulted in payments to the Company during 1999 of approximately $919 thousand, or approximately 17% of 1999 revenue.

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

In May 1997, the Company received a request from OCD to continue its evaluation of the Company’s technology, on a non-exclusive basis, with the intent of responding to the Company by July 14, 1997 regarding whether or not OCD would propose some form of transaction with the Company. The Company received an additional $500 thousand from OCD during 1997 which was recorded as deferred revenue until the Company provided the software development services as defined in the Exclusivity Agreement. The Company finalized the Manufacturer’s Representative and Software Development Agreement (“OCD Agreement”) during June 1999 making OCD the exclusive in-vitro diagnostics manufacturer’s representative for the SAFETRACE TX ™ product in defined territories around the world. The total of $1 million which was included in deferred revenue as of December 31, 1998 is being recognized as follows: $500 thousand was recognized ratably over the term of the 22 month contract which ended in June of 2001 and $500 thousand will be recognized upon completion of development work in the future as mutually agreed.

Siemens Medical Solutions During September of 1999, the Company entered into a non-exclusive marketing and support agreement with Shared Medical Systems Corporation. (“SMS”). Under this agreement, SMS will market the Company’s blood bank products on a preferred basis. The Company will pay a commission to SMS based on the software license fee for each sale SMS has facilitated. The initial term of the agreement is for three years from the signing date of this agreement. This agreement is automatically renewed for one-year periods if neither party terminates the agreement within 60 days of expiration.

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

Triple G Systems Group, Inc. During 2000, the Company entered into a non-exclusive marketing and support agreement (the “Non-Exclusive Agreement #2”) with Triple G Systems Group, Inc. (“Triple G”). Triple G, under the Non-Exclusive Agreement #2, will market the Company’s SAFETRACE TX ™ products on a preferred basis. The Company will pay to Triple G a commission based on a percentage of the software license fee that Triple G facilitates through their marketing efforts. This agreement is effective for three years and will renew for additional one-year periods, at the expiration of the term, if neither party terminates this agreement in writing within 60 days of expiration.

National Jewish Medical and Research Center. In November 2000, the Company, through its PeopleMed subsidiary, entered into a development and non-exclusive Marketing Agreement with National Jewish Medical and Research Center (“National Jewish”). This agreement has an initial term of three years and is automatically extended for one year terms if neither party gives 90 days written notice. Under the terms of this agreement, the Company will pay National Jewish a royalty for all sales of PeopleMed’s products that use National Jewish’s protocols. In addition, in February 2002, PeopleMed signed a Sales and Marketing Agreement with National Jewish, whereby National Jewish will be paid a commission for sales of PeopleMed’s products facilitated by National Jewish.

Cardiovascular Disease Management, LLC. In May 2001, the Company, through its PeopleMed subsidiary, entered into a development and non-exclusive marketing agreement with Cardiovascular Disease Management (“CVDM”). This agreement has an initial term of three years and is automatically extended for one year terms if neither party gives 60 days written notice. Under the terms of this agreement, the Company will pay CVDM a royalty for all sales of PeopleMed’s products that use CVDM’s protocols.

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

In 1996 Congress passed legislation that impacted the healthcare information management. The Healthcare Information Portability and Accountability Act (“HIPAA”) requires the Department of Health and Human Services (HHS) to enact standards for information sharing, security and patient confidentiality. Although HHS has not issued clarification on many of the topics under HIPPA, the Company believes these regulations will have an important impact on requiring advanced management information systems that will enable various healthcare organizations to comply with emerging requirements.

HIPAA contains provisions regarding the confidentiality and security of patient medical record information. Standards for the electronic handling of health data and security of patient information became effective in 2000. This legislation requires the Secretary of Health and Human Services, or HHS, to (a) adopt national standards for electronic health information transactions, (b) adopt standards to ensure the integrity and confidentiality of health information, and (c) establish a schedule for implementing national health data privacy legislation or regulations. The standards and legislation will impact the customers’ ability to obtain, use or disseminate patient information, which will extend to their use of the Company’s products. The Company believes that the proposed standards issued to date would not materially affect the business of the Company. The Company cannot determine the potential impact of the standards that might finally be adopted.

FINANCING AGREEMENTS WITH RELATED PARTIES

In April 1998, Global Med entered into financing agreements with Online Credit and Fronteer Capital, Inc. (“Fronteer Capital”), a subsidiary of eVision. Online Credit committed to extend a line of credit in the amount of $1.5 million and Fronteer Capital committed to extend $1.65 million under separate agreements. The interest rate under both agreements was 12% per annum. In consideration for the commitments, Global Med issued Online Credit and Fronteer Capital warrants to purchase 6 million and 1 million shares, respectively, of Global Med common stock exercisable at $0.25 per share. Fronteer Capital would be granted an additional warrant to acquire 5 million shares of Global Med common stock at $0.25 per share upon the initial borrowing under the financing agreement. Additionally, Online Credit was granted the right to appoint five members to the Board of Directors of Global Med so long as there are any amounts outstanding under its original agreement. Online Credit has appointed such members to the Board of Directors of Global Med. In the event of default, amounts due under these commitments are convertible into common shares of Global Med at $0.05 per share.

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

In March 1999, eBanker extended a $750 thousand bridge loan to Global Med due in December 1999. The outstanding bridge loan balance was convertible into common shares of Global Med at the rate of $1.13 per share. The bridge loan bears interest at 12% and eBanker was paid a 2% commitment fee in the form of 13 thousand shares of Global Med’s common stock.

In April 1999, Online Credit entered into a bridge loan commitment with Global Med for $2 million due in April 2000. The outstanding bridge loan balance was convertible into shares of Global Med at the rate of $1.15 per share. The bridge loan bears interest at 12% and Online Credit was paid a 5% commitment fee in the form of 87 thousand shares of Global Med’s common stock.

In October 1999, Online Credit, as agreed to by Global Med, assigned to eBanker its $2 million bridge loan commitment to Global Med and transferred to eBanker the 87 thousand shares of Global Med common stock issued in consideration for the loan commitment to eBanker. Also in October 1999, eVision and eBanker entered into a lock up agreement whereby Global Med issued 50 thousand and 450 thousand shares of its common stock to eVision and eBanker, respectively, in consideration for eVision and eBanker agreeing to restrict sales of their holdings of Global Med common stock and warrants for a period of one year.

In December 1999, the $750 thousand bridge loan was extended to September 2000. In consideration for the extension, eBanker received a 2% fee in the form of 13 thousand shares of Global Med common stock and the conversion rate was reduced from $1.15 per share to $0.50 per share.

At December 31, 1999, $4.4 million was outstanding under eBanker’s financing agreements with Global Med and $1 million remained available under the bridge loan commitment of eBanker.

In April 2000, the $2.65 million loans and the $2 million bridge loan were extended to January 2001. Under the terms of the extension, if the loans were not repaid by January 2001, they would automatically extend to April 2001, the conversion features would be eliminated and eBanker would be granted warrants to acquire Global Med common stock at $0.50 per share. The number of warrants to be issued would be based on the total principal and interest outstanding divided by the exercise price of $0.50 per share. A conversion feature was added to the $2.65 million loans that entitled eBanker to convert the loans into shares of Global Med common stock at a rate of $1.68 per share. Additionally, the $750 thousand bridge loan was extended to January 2001. In consideration for these extensions, eBanker was paid a 2% fee in the form of 160 thousand shares of Global Med common stock.

In November 2000, eBanker agreed to exercise warrants to purchase 8 million shares of common stock of Global Med at $0.25 per share in exchange for canceling $2 million of its notes receivable from Global Med. The remaining $3.4 million outstanding under the various financing agreements and accrued interest of $428.7 thousand were combined into one agreement and the due date was extended to July 1, 2001. Global Med agreed to pay interest of 12% per annum on a semi-annual basis, with the first interest payment due May 19, 2001. The 8 million shares of common stock were issued on February 28, 2001 and are considered outstanding as of November 19, 2000. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197.6 thousand shares of common stock of Global Med. As the principal and interest were not paid in full by July 1, 2001, the due date of the principal automatically extended to July 1, 2003 and Global Med issued eBanker warrants to acquire up to 10.186 million shares of Global Med common stock with an exercise price of $0.50 per share. Also, on July 1, 2001, the outstanding debt was no longer convertible into the common stock of the Company at $1.00 per share. Additionally, upon the occurrence of certain events related to a certain contract Global Med is negotiating, Global Med will have the right, in its discretion, to put its shares of common stock worth up to $1.5 million to eBanker at $0.50 per share in the form of exchanging debt for common stock. The outstanding loan balance is convertible into the common stock of Global Med at eBanker’s option at a rate of $1.00 per share. The default conversion rate under this extension is $1.00 per share. As consideration for this provision, eBanker was issued 500 thousand restricted shares of Global Med common stock. As a result of these transactions, eBanker obtained control of Global Med and Global Med was reflected in eBanker’s consolidated financial statements as a consolidated subsidiary effective November 19, 2000.

The loan with eBanker is secured by all of Global Med’s assets including its shares in PeopleMed and the assets of PeopleMed and Global Med, including intellectual property. As part of the November 19, 2000 Loan Agreement, the Personal Guarantee of Dr. Michael I. Ruxin, as dated August 12, 1998, and assigned to eBanker, was reduced from $1.5 million to $650 thousand plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets. As part of the November 19, 2000 Financing Agreement, Global Med agreed to register and maintain registration for all present and future shares including underlying warrants, belonging to eBanker. Global Med may file a registration statement for these shares and warrants during 2002.

At December 31, 2000, principal of $3.829 million and accrued interest of $54 thousand were outstanding under the financing agreements between eBanker and Global Med and there were no remaining amounts available under the commitment agreement.

On March 22, 2001, Global Med and eBanker entered into an interest payment option agreement that provides that Global Med may have the option, with five days prior written notice, to elect and pay to eBanker, before July 1, 2001, Global Med’s entire interest payment calculated for the life of loan agreement dated November 19, 2000, in the form of 1.747 million shares of Global Med common stock (calculated at $0.6875 per share, which was the prevailing market price on March 22, 2001). In the event that Global Med pays down any principal on the loan prior to July 1, 2003, eBanker will return a number of shares determined by calculating the pro-rata interest avoided due to early repayment of principal divided by $0.6875 per share. eBanker will make this calculation on July 1, 2001, July 1, 2002 and July 1, 2003.

On June 20, 2001, the Company elected to exercise the interest payment option. As a result, eBanker will be issued 1.747 million shares of the Company’s common stock as payment for the interest expense on the Company’s outstanding loan balance with eBanker of $3.829 million through the loan’s maturity date of July 1, 2003. The 1.747 million shares have not been issued, but are considered outstanding as of June 20, 2001, the date the interest option was exercised. These shares were valued at $1.188 million based on the Market Value of the stock on June 20, 2001. The Company recorded $681 thousand in a contra-equity account associated with the issuance of these shares as of December 31, 2001. In addition, $507 thousand in accrued interest related to the eBanker loan was eliminated from the Company’s accrued expenses balance as of December 31, 2001, as a result of this transaction.

Also, on July 1, 2001, the outstanding debt was no longer convertible into the common stock of the Company at $1.00 per share.

If Global Med defaults on the repayment of any amount borrowed under the combined note issued to eBanker, all existing members of the Board of Directors of Global Med will be required to resign and eBanker will have the right to appoint all new members.

At December 31, 2001, principal of $3.829 million and $0 accrued interest were outstanding under the financing agreements between eBanker and Global Med.

Consulting Agreement

The Company entered into a Consultancy Agreement, effective as of February 24, 2000, for a period of twenty-four (24) months, with National Financial Communications Corporation, dba OTC Financial Network (“OTC Financial”). OTC Financial provided consulting services, with the expressed intent and goal of getting the Company, or its successor or assigns, listed on the Nasdaq Stock Market which included providing financial community and investor relations for the Company, and advising the Company, as requested, regarding financial community and investor relations.

Upon execution of this agreement, the Company issued to OTC Financial 250,000 shares of restricted common stock. The Company canceled its agreement with OTC Financial in February of 2001.

EMPLOYEES

As of March 1, 2002, the Company had 42 full-time employees, consisting of 2 employees in the corporate offices in Denver, Colorado and 39 at Wyndgate’s offices near Sacramento, California. The Company has employment agreements with certain personnel. The Company’s employees are not represented by a labor union or subject to collective bargaining agreements. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

As of March 15, 2002, the Company occupied two primary locations. The Company occupies approximately 1,252 square feet of office space in Lakewood, Colorado and the lease expires on February 14, 2007. The Company leases approximately 15 thousand square feet of office space in El Dorado Hills, California, expiring on May 31, 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter ended December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Units sold by the Company in its initial public offering, each of which consisted of two shares of common stock and one warrant, commenced trading on the Nasdaq Small-Cap Market on February 12, 1997. On March 13, 1997, the common stock and warrants included in the Units began to trade separately and the Units ceased to trade. On February 9, 1998, the Company’s common stock and warrants were delisted from the Nasdaq Small-Cap Market, and commenced trading on the Bulletin Board. OTC Bulletin Board Market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The following table sets forth the quarterly high and low bid prices for the Company’s common stock for the two years ended December 31, 2001.

COMMON STOCK

       Fiscal Quarter Ended:                 High:             Low:

         December 31, 2001              $   0.7500      $    0.4500
         September 30, 2001                 0.8600           0.4500
         June 30, 2001                      1.0100           0.5312
         March 31, 2001                     1.4375           0.4688

         December 31, 2000              $   1.3281      $    0.4063
         September 30, 2000                 2.0000           1.0000
         June 30, 2000                      2.6875           0.9375
         March 31, 2000                     4.2500           0.5938

Holders

As of December 31, 2001, the Company had approximately 143 holders of record of the Company’s common stock, excluding those held in street name.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2001, Global Med issued 2.08 million shares of unregistered common stock. The unregistered shares issued during 2001 were comprised of the following:

°	1.747 million common shares issued to eBanker in connection with payment of interest. These shares were valued at $1.188 million.

°	300 thousand common shares issued to a director of the Company as consideration for consulting services. These shares were valued at $203 thousand.

°	25 thousand common shares issued as consideration for intellectual property used for development of software. These shares were valued at $19 thousand.

°	8 thousand common shares issued as consideration for investor relations services. These shares were valued at $5 thousand.

The issuance of shares for payment of the above were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (“1933 Act”). The purchaser had access to full information concerning the Company. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transactions.

Heng Fung and subsidiaries received warrants to purchase a total of 12 million shares of Global Med’s common stock as compensation for certain financing arrangements. eBanker exercised warrants to acquire 8 million of these during 2000 and Online Credit exercised 2 million warrants during 1999. The Company registered the common shares underlying these warrants in February 1999. The registration rights on these warrants have expired. In July 2001, eBanker received warrants to purchase 10,186 million shares of Global Med’s common stock as compensation for certain financing arrangements. The Company plans to register the common shares underlying these warrants and the remaining unexercised 2 million warrants under the financing arrangements and all the common shares owned by eBanker during 2002.

ITEM 6. SELECTED FINANCIAL DATA

This table sets forth selected financial data of Global Med for the periods indicated. This data should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in this Annual Report on Form 10-K and our audited consolidated financial statements, including the notes thereto and the independent auditors’ reports thereon and the other financial information included in Item 8 in this Form 10-K. The selected data in this section are not intended to replace the consolidated financial statements included in this Report.

GLOBAL MED TECHNOLOGIES, INC.

SELECTED HISTORICAL FINANCIAL AND OPERATING DATA
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              Year Ended December 31
                                                 2001        2000        1999         1998       1997
                                                 ----        ----        ----         ----       ----

 Revenues: ...............................   $  6,224    $  4,379    $  5,390    $  4,787    $  2,506

 Cost of revenues: .......................      2,510       1,629       2,947       2,250       1,597
                                             --------    --------    --------    --------    --------

 Gross profit ............................      3,714       2,750       2,443       2,537         909

 OPERATING EXPENSES:
    General and administrative ...........      2,529       2,766       2,431       1,769       2,702
    Sales and marketing ..................      1,545       1,417         972         975       1,458
    Research and development .............        306         709         334       1,973       3,757
    Depreciation and amortization ........        254         164         520         567         409
    Restructuring charges ................       --          --          --           132        --
                                             --------    --------    --------    --------    --------
 Loss from continuing operations
    before other income (expense) ........       (920)     (2,306)     (1,814)     (2,879)     (7,417)

 OTHER INCOME (EXPENSES):
     Interest income .....................         25          16         117          18         168
     Interest expense ....................        (25)        (41)        (91)       (100)        (86)
     Interest expense to related party ...       (453)       (577)       (374)       --          --
     Financing costs to related party ....       (317)     (1,984)     (6,039)     (6,031)       --
     Other ...............................       --          --           256         355         (81)
                                             --------    --------    --------    --------    --------
 Loss from continuing operations .........     (1,690)     (4,892)     (7,945)     (8,637)     (7,416)

 Loss from discontinued operations .......       --          --          --          --          (880)
 Gain on sale of discontinued operations .       --          --          --          --         1,013

                                             --------    --------    --------    --------    --------
 Net loss ................................   $ (1,690)   $ (4,892)   $ (7,945)   $ (8,637)   $ (7,283)
                                             ========    ========    ========    ========    ========

 Basic and diluted loss per common share
  Loss from continuing operations ........   $  (0.07)   $  (0.36)   $  (0.75)   $  (1.05)   $  (0.96)
  Gain from discontinued operations ......       --          --          --          --          0.02
                                             --------    --------    --------    --------    --------
  Loss per share .........................   $  (0.07)   $  (0.36)   $  (0.75)   $  (1.05)   $  (0.94)
                                             ========    ========    ========    ========    ========
 Weighted average number of common
      shares outstanding .................     23,300      13,745      10,554       8,228       7,728
                                             ========    ========    ========    ========    ========

                                                                As of December 31,
                                                 2001        2000        1999         1998       1997
                                                 ----        ----        ----         ----       ----

Balance Sheet Data:
     Cash and equivalents ................   $    677    $  1,210    $    330    $    821    $  2,370
     Working Capital  deficit ............   $  1,088    $  1,025    $  1,107    $  2,528    $  2,582
     Total Assets ........................   $  3,167    $  4,348    $  3,588    $  7,589    $  4,266
     Long-term borrowings
           including capital leases ......   $  3,936    $  3,894    $  4,579    $  2,305    $    198
     Stockholders' equity (deficit) ......   $ (4,602)   $ (3,745)   $ (4,283)   $  1,361    $ (1,473)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended (“1934 Act”), and the Company intends that such forward-looking statements be subject to the safe harbors for such statements under such sections. The Company’s forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the Company’s planned marketing efforts and future economic performance of the Company. The forward-looking statements and associated risks set forth in this Annual Report on Form 10-K include or relate to among other things: (i) the ability of the Company to obtain a meaningful degree of consumer acceptance for its software products and proposed software products, (ii) the ability of the Company to market its software products and proposed software products on a national and international basis at competitive prices, (iii) the ability of the Company’s software products and proposed software products to meet government regulations and standards, (iv) the ability of the Company to develop and maintain an effective national and international sales network, (v) success of the Company in forecasting demand for its software products and proposed software products, (vi) the ability of the Company to maintain pricing and thereby maintain adequate profit margins, (vii) the ability of the Company to achieve adequate intellectual property protection for the Company’s software products and proposed software products, and (viii) the ability of the Company and its customers to successfully and timely implement the Company’s software products.

The forward-looking statements herein are based on current expectations that involve a number of risk and uncertainties. Such forward-looking statements are based on assumptions that, among other things, the Company will market and provide software products on a timely basis, that there will be no material adverse competitive or technological change in condition of the Company’s business, that demand for the Company’s software products will significantly increase, that the Company’s Chief Executive Officer will remain employed as such by the Company, that the Company’s forecasts accurately anticipate market demand and that there will be no material adverse change in the Company’s operations, business or governmental regulation affecting the Company or its suppliers. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in this Annual Report on Form 10-K, there are a number of other risks inherent in the Company’s business and operations which could cause the Company’s operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Growth in absolute and relative amounts of cost of sales, research and development, sales and marketing and other operating expenses or the occurrence of other events could cause actual results to vary materially from the results contemplated by the forward- looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its marketing, capital investment and other expenditures, may also materially and adversely affect the Company’s liquidity, financial position and results of operations. In light of significant uncertainties inherent in the forward-looking information included in this Annual Report on Form 10-K, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company’s objectives or plans will be achieved.

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

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

RESULTS OF OPERATIONS

Revenues. Revenues are comprised of software sales, maintenance and usage fees revenues, implementation and consulting revenues, and the re-sale of hardware and software obtained from vendors.

Revenues from license fees, maintenance and usage fees increased $1.353 million, or 38.5% to $4.869 million for the year ended December 31, 2001 compared to $3.516 million for the year ended December 31, 2000. The increase in these revenues was due primarily to a $669 thousand increase in license fees, a $371 thousand increase in usage fees, and a $247 thousand increase in PeopleMed revenues.

Revenues from implementation and consulting services increased $492 thousand or 57.0% to $1.355 million for the year ended December 31, 2001 compared to $863 thousand for the year ended December 31, 2000. The increase in 2001 was primarily attributable to an increase in implementation revenues of $332 thousand. This increase was the result of SafeTrace Tx™ systems being implemented in 2001 when compared with 2000.

Cost of Revenues. Cost of revenues related to software license fees, maintenance and usage fees increased $336 thousand, or 29.9% to $1.46 million for the year ended December 31, 2001 from $1.124 million for the year ended December 31, 2000. The increase was mainly due to increased costs associated with maintenance. Cost of sales associated with implementations and other consulting revenues increased $545 thousand, or 107.9% to $1.05 million during the year ended December 31, 2001 when compared to $505 thousand for the year ended December 31, 2000. The increase in costs is associated with increased levels of implementation and an increase of $368 thousand in costs associated with an engineering contract.

The overall gross profit as a percentage of revenues was 59.7% and 62.8% for the years ended December 31, 2001 and 2000, respectively.

General and Administrative. General and administrative expenses decreased $237 thousand, or 8.6%, to $2.529 million for the year ended December 31, 2001 compared to $2.766 million for the year ended December 31, 2000. The reduction in general and administrative expenses was primarily due to a reduction in contract services fees of $217 thousand, a reduction in legal expenses of $18 thousand, and a reduction in accounting fees of $78 thousand, offset by an increase in bad debt expense of $96 thousand.

Sales and Marketing. Sales and marketing expenses were $1.545 million and $1.417 million for the years ended December 31, 2001 and 2000, respectively. The increase in sales and marketing expenses of $128 thousand, or 9.0%, was primarily attributable to higher commissions and labor expenses. These increases were partially offset by lower tradeshow and other marketing related expenses.

Research and Development. Research and development expenses decreased $403 thousand, or 56.8%, to $306 thousand for the year ended December 31, 2001 from $709 thousand for the year ended December 31, 2000. The decrease in research and development expenses was primarily due to decreased development efforts associated with PeopleMed software products. Net capitalized software development costs decreased to $808 thousand from $1.177 million as of December 31, 2001 and 2000, respectively. Management anticipates research and development costs will continue to be substantial. Management’s plans for the Company’s future software products and services require continual research and development expenditures in order to continue to capitalize on the Company’s existing technological base and its existing software development capabilities.

Interest Income. Interest income increased $9 thousand to $25 thousand in 2001 from $16 thousand in 2000.

Interest Expense. Interest expense decreased $140 thousand to $478 thousand for the year ended December 31, 2001 from $618 thousand for the year ended December 31, 2000. This decrease was primarily due to decreases in the average debt levels associated with the Company’s related party financing agreements.

Financing Costs. For the years ended December 31, 2001 and 2000, the Company recognized $317 thousand and $1.984 million, respectively, in financing costs expenses associated with certain financing agreements and the issuance of warrants to eBanker. During 2000, the Company recognized $940 thousand in financing costs associated with this sale of stock to eVision. The decrease in financing costs in 2001 was primarily due to the fact that no common stock was sold at a discount to a related party.

Net Loss. The Company’s net loss during 2001 as compared to 2000 decreased $3.2 million. The net loss includes the recognition of a total of $317 thousand and $1.984 million of financing costs to a related party during the year ended December 31, 2001 and 2000, respectively. The loss before other income (expense) decreased $1.386 million to $920 thousand from the $2.306 million loss for 2000. The decrease in loss before other income (expense) is primarily due to the increase in revenues.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

RESULTS OF OPERATIONS

Revenues. Revenues are comprised of software sales, maintenance and usage fees revenues, implementation and consulting revenues, and the re-sale of hardware and software obtained from vendors.

Revenues from license fees, maintenance and usage fees decreased $371 thousand, or 9.5% to $3.516 million for the year ended December 31, 2000 compared to $3.887 million for the year ended December 31, 1999. The decrease in 2000 was due to the receipt of accelerated software license fee payments of $919 thousand in 1999. This decrease was partially offset by an increase in the customer base for SafeTrace® and SafeTrace Tx™. In addition, the Company recognized revenues related to PeopleMed in the amount of $247 thousand during 2000 and $0 during 1999.

Revenues from implementation and consulting services decreased $405 thousand or 31.9% to $863 thousand for the year ended December 31, 2000 compared to $1.268 million for the year ended December 31, 1999. The decrease in 2000 was primarily attributable to a decrease in implementation revenues of $508 thousand. This decrease was the result of fewer SafeTrace® systems being implemented in 2000 when compared with 1999. The decrease in revenues was offset by an increase in revenues from software development funding in the amount of $83 thousand during 2000 and $0 during 1999. The remaining decrease is primarily due to reduced customization revenues during 2000 when compared to 1999.

The Company discontinued the resale of hardware during 1999; consequently, there were no revenues in 2000 for this service, compared to $235 thousand in 1999.

Cost of Revenues. Cost of revenues related to software license fees, maintenance and usage fees decreased $342 thousand, or 23.3% to $1.124 million for the year ended December 31, 2000 from $1.466 million for the year ended December 31, 1999. The reduction was mainly due to reduced costs associated with a reduction in the Company’s work force of approximately 52% in October of 1999 (the “Reduction in Force”). These costs were partially offset by an increase of $259 thousand in the expense associated with amortization of software development costs. Cost of sales associated with implementations and other consulting revenues decreased $729 thousand, or 59.1% from $505 thousand during the year ended December 31, 2000 when compared to $1.234 million for the year ended December 31, 1999. This decrease was due to the Reduction in Force and the reduced costs associated with the decrease in revenues.

There were no cost of sales related to the resale of hardware as no sales occurred during 2000 compared with $247 thousand in 1999.

The overall gross profit as a percentage of revenues was 62.8% and 45.3% for the years ended December 31, 2000 and 1999, respectively.

General and Administrative. General and administrative expenses increased $335 thousand, or 13.8%, to $2.766 million for the year ended December 31, 2000 compared to $2.431 million for the year ended December 31, 1999. The increase in general and administrative expenses was due primarily to the amortization of the shares of common stock issued in conjunction with the OTC Financial Agreement in the amount of $172 thousand, the recognition of $189 thousand in compensation expenses associated with the issuance of shares of common stock to a related party at a discount, and additional expenses associated with PeopleMed. These increased expenses were partially offset by savings from the Reduction in Force.

Sales and Marketing. Sales and marketing expenses were $1.417 million and $972 thousand for the years ended December 31, 2000 and 1999, respectively. The increase in sales and marketing expenses of $445 thousand, or 45.8%, was primarily attributable to the additional sales and marketing costs associated with PeopleMed.

Research and Development. Research and development expenses increased $375 thousand, or 112.3%, to $709 thousand for the year ended December 31, 2000 from $334 thousand for the year ended December 31, 1999. The increase in research and development expenses was primarily due to development efforts associated with development of the PeopleMed software product. Net capitalized software development costs decreased to $1.177 million from $1.566 million as of December 31, 2000 and 1999, respectively. Management anticipates research and development costs will continue to be substantial. Management’s plans for the Company’s future software products and services require continual research and development expenditures in order to continue to capitalize on the Company’s existing technological base and its existing software development capabilities.

Interest Income. Interest income decreased $101 thousand to $16 thousand in 2000 from $117 thousand in 1999. This decrease was primarily due to interest income recognized on the collection of a past due note receivable in 1999 that had been totally reserved. The interest income recognized in 1999 from the collection of this receivable was approximately $99 thousand.

Interest Expense. Interest expense increased $153 thousand to $618 thousand for the year ended December 31, 2000 from $465 thousand for the year ended December 31, 1999. This increase was primarily due to increases in the average debt levels associated with the Company’s related party financing agreements.

Financing Costs. For the years ended December 31, 2000 and 1999, the Company recognized $1.984 million and $6.039 million, respectively, in financing costs expense associated with certain financing agreements and the sale of stock to eVision at a discount. During 2000, the Company recognized $940 thousand in financing costs associated with this sale of stock to eVision. During 1999, the Company incurred additional financing costs expense of $1.217 million related to the extensions of exercise periods of warrants and the extensions of due dates for loans and lines of credit. The decrease in financing cost in 2000 was primarily due to the fact that no warrants were issued in conjunction with the financing agreements. In addition, the Company recognized approximately $4.822 million in financing costs during 1999 associated with the amortization of the 12 million warrants issued in conjunction with the April 1998 Financing Agreement, which were amortized to financing costs over the term of the agreements, which expired April 15, 1999.

Other. Other income, net, decreased to $0 from $256 thousand from 2000 to 1999, respectively. For the year ended December 31, 1999, other income was primarily due to collection of a past due note receivable in the amount of $250 thousand. The note receivable had been fully reserved for in prior years.

Net Loss. The Company’s net loss during 2000 as compared to 1999 decreased $3.053 million. The net loss includes the recognition of a total of $1.984 million and $6.039 million of financing costs as of December 31, 2000 and 1999, respectively. Loss before other income (expense) increased $492 thousand to $2.306 million from the $1.814 million loss for 1999 due to decreased sales.

Quarterly Results of Operations

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the year ended December 31, 2001. In management’s opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                           Quarters Ended
                                           December 31,  September 30,    June 30,     March 31,
                                               2001           2001          2001         2001
                                           ------------  -------------    --------     ---------

 Revenues: ..............................   $  1,733       $  1,701      $  1,531      $  1,259
 Cost of revenues: ......................        770            649           664           520
                                            --------       --------      --------      --------
 Gross profit: ..........................        963          1,052           867           739
                                            --------       --------      --------      --------
 Operating expenses:
     General and administrative .........        424            472           930           795
     Sales and marketing ................        276            333           457           536
     Research and development ...........         25             29            39           225
                                            --------       --------      --------      --------
 Total operating expenses: ..............        725            834         1,426         1,556
                                            --------       --------      --------      --------
 Operating income (loss) ................        238            218          (559)         (817)

 Interest income ........................       --               13             2            10
 Interest expense .......................       (118)          (125)         (116)         (119)
 Financing costs ........................        (63)           (64)          (95)          (95)
                                            --------       --------      --------      --------
 Income (loss) before income taxes ......         57             42          (768)       (1,021)
 Provision for income taxes .............       --             --            --            --
                                            --------       --------      --------      --------
 Net income (loss) ......................   $     57       $     42      $   (768)     $ (1,021)
                                            ========       ========      ========      ========
 Weighted average shares outstanding:
                  Basic .................     24,284         24,311        22,333        22,236
                                            ========       ========      ========      ========
                  Diluted ...............     25,773         28,150        22,333        22,236
                                            ========       ========      ========      ========
    Net income (loss) per share-basic and
                   diluted ..............   $   0.00       $   0.00      $  (0.03)     $  (0.05)
                                            ========       ========      ========      ========

The quarterly information for 2000 and 1999 has not been included as the Company filed under regulation SB and this information was not required.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $677 thousand and $1.21 million as of December 31, 2001 and 2000, respectively. Additionally, the Company had a net working capital deficit of $1.088 million and $1.025 million as of December 31, 2001 and 2000, respectively.

It is expected that cash flows from the Company’s existing customer base, new sales, and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months excluding acquisitions or major new product development initiatives. Management anticipates that the cash, accounts receivable balances, recurring revenues, proceeds from the sale of common stock, and any future financing activities will be used to fund the Company’s anticipated research and development costs, sales and marketing efforts during the remainder of 2002 and for general working capital purposes. The Company continues to pursue financing alternatives through the issuance of additional equity or debt.

The Company used $100 thousand, $570 thousand, and $1.285 million in operating activities during 2001, 2000, and 1999, respectively. The cash used in operations of $100 thousand during 2001 consisted primarily of the net loss of $1.690 million, offset by the amortization of non-cash deferred financing costs of $317 thousand, non-cash compensation resulting from issuances of common stock, options and warrants of $383 thousand, depreciation and amortization of $850 thousand.

Net cash used by investing activities was $414 thousand, $318 thousand, and $1.261 million during 2001, 2000, and 1999, respectively. The Company invested $208 thousand, $273 thousand and $1.049 million in capitalized software development during 2001, 2000, and 1999, respectively.

Net cash used in financing activities was $19 thousand during 2001. Net cash provided by financing activities was $1.768 million and $2.055 million during 2000 and 1999, respectively. The 2000 and 1999 amounts primarily include proceeds from the related party financing agreements.

IMPACT OF INFLATION

Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our products, we do not anticipate that inflation will materially impact our costs of operation or the profitability of our products when marketed.

RECENTLY ISSUED FINANCIAL ACCOUNTS STANDARDS

In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 “Business Combinations” and “Goodwill and other Intangible Assets”. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. Statement 142 is effective for financial statement dates beginning after January 1, 2001. The Company adopted this statement January 1, 2001. The adoption of this statement did not have a material effect on the financial position or results of operations of the Company.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Requirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective September 30, 2003 for the Company. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Log-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes that the adoption of this statement will have no material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument. Global Med has market risk with respect to its notes receivables and notes payable, both from related parties. Global Med is exposed to interest rate risk in its notes receivable and notes payable. Interest rate risk for notes receivable results when the market rate for similar notes receivable increases and/or the credit worthiness of the borrower deteriorates. Interest rate risk for notes payable results when the market rate of the debt instruments decreases for the notes payable. All of the Company’s outstanding notes receivable are with an entity controlled by a director of the Company. All of the Company’s debt is with eBanker, a subsidiary of Global Med’s parent Company. The Company attempts to reduce interest rate risk by negotiating terms on its notes receivable and debt with eBanker that are consistent with current market rates. As a result of Global Med’s relationships with these related parties, the terms of the notes receivable and financing agreement may not be indicative of those that would have resulted if Global Med were unaffiliated with these entities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The Financial Statements that constitute Item 8 are attached at the end of this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
Independent Auditors' Report - Ehrhardt Keefe Steiner & Hottman PC         F-1
Independent Auditors' Report -  Deloitte & Touche LLP                      F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000               F-3
Consolidated Statements of Operations for the years
        ended December 31, 2001, 2000 and 1999                             F-5
Consolidated Statements of Stockholders' Equity Deficit for
        the years ended December 31, 2001 and 2000                         F-6
Consolidated Statements of Cash Flows for the years
        ended December 31, 2001, 2000 and 1999                             F-8
Notes to Consolidated Financial Statements                                 F-10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None not previously reported.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification Of Directors and Executive Officers

The following sets forth certain information with respect to the officers and directors of the Company.

                                                                       Officer or
     Name                  Age              Position                 Director Since
----------------------     ---     -------------------------------   --------------

Michael I. Ruxin, M.D.      56     Chairman of the Board and               1989
                                   Chief Executive Officer

Fai H. Chan                 57     Director                                1998

Robert H. Trapp             46     Director                                1998

Kwok Jen Fong               52     Director                                1998

Jeffrey M. Busch            44     Director                                1998

Gary L. Cook                44     Director, Acting Principal              1998
                                   Financial Officer and Treasurer

Gordon E. Segal, M.D.       50     Director                                1997

Gerald F. Willman, Jr.      44     Director and Wyndgate Vice              1995
                                   President International Business
                                   Development

Tony T.W. Chan              27     Director                                1999

Thomas F. Marcinek          48     President and Chief Operating           1998
                                   Officer

Soo Theng Lua               54     Director                                2002

David T. Chen               66     Director                                2002

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

Fai H. Chan, has been a Director of the Company since May 1998. He has been a Director of eVision since December 26, 1997, and Chairman of the Board of Directors and President since February 1998. Mr. Chan is the Chairman and Managing Director of Heng Fung and has been a Director of Heng Fung since September 2, 1992. Mr. Chan was elected Managing Director of Heng Fung on May 1, 1995 and Chairman on June 3, 1995. Heng Fung’s primary business activities include real estate investment and development, merchant banking, the manufacturing of building material machinery, pharmaceutical products and retail fashion. Mr. Chan was the President and a Director of Asia SuperNet Corporation, (formerly Powersoft Technologies, Inc.) which owns various industrial companies, from June 1994 until January 2001 and Chief Executive Officer thereof from June 1995 until January 2001; a Director of Intra-Asia Equities, Inc., a merchant banking company, since June 1993; Executive Director of Hua Jian International Finance Co., Ltd. from December 1994 until December 1996; and Chairman of the Board of Directors of American Pacific Bank since March 1988 and Chief Executive Officer thereof between April 1991 and April 1993.

Robert H. Trapp has been a Director of the Company since May 1998. He has been a Director of eVision since December 1997 and the Managing Director since February 1998. Mr. Trapp was a Director of Heng Fung from May 1995 to May 2001; a Director of Inter-Asia Equities, Inc., a merchant banking company, since February 1995 and the Secretary thereof since April 1994; Director, Secretary and Treasurer of Asia SuperNet Corporation, (formerly, Powersoft Technologies Inc.), which owns various industrial companies; and the Canadian operational manager of Pacific Concord Holding (Canada) Ltd. of Hong Kong, which operates in the consumer products industry, from July 1991 until November 1997.

Kwok Jen Fong has been a Director of the Company since May 1998. Mr. Fong has been a Director of eVision since February 1998 and a Director of Heng Fung since May 1995. Mr. Fong has been a practicing solicitor in Singapore for at least the last five years.

Jeffrey M. Busch has been a Director of the Company since May 1998. Mr. Busch has been a practicing attorney for over five years. Mr. Busch was a Director of eVision from February 1998 to November 2001.

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

Soo Theng Lua has been a director of the Company since March 13, 2002. Mr. Lua has been Executive Chairman of ACPS Investments Pte Ltd, Singapore, which manages investments in manufacturing and securities, since December 2001. Mr. Lua also has been a Director since 1984, and was Managing Director and Principal Consultant from June 2001 to December 2001, of DL Management Consultants Pte Ltd, Singapore, which conducts financial and management consulting projects. From February 1997 to May 2001, he was Director (Institutional Sales) of Ong & Co Pte Ltd, Singapore, which markets and trades securities on the Singapore Exchange. Mr. Lua has been a member of the United Kingdom Chartered Institute of Management Accountants since 1973 and member of the Singapore Institute of Certified Public Accountants since 1973. Mr. Lua received a Bachelor“s Degree in Accountancy (B.Acc) from the then University of Singapore in 1973 (now known as National University of Singapore).

David T. Chen has been a director of the Company since March 13, 2002. Mr. Chen has been a Director, the Chief Executive Officer and President of American Pacific Bank, Portland, Oregon since 1993, and was a Director of eBanker USA.com, Inc. until January 2OO2. Mr. Chen received a B.A. in Public Administration from Taiwan National Chung-Hsin University in 1959, a M.A. in Political Science from the University of Oregon in 1966 and a B.A. in Math from the University of Washington in 1972.

Family Relationships

Mr. Tony T.W. Chan is the son of Mr. Fai H. Chan. Both are directors of the Company.

Involvement In Certain Legal Proceedings

No event required to be reported hereunder has occurred during the past five years.

Compliance With Section 16(a) Of The Exchange Act

In Item 12 of the Board of Directors, and as such have not been included in the Security Ownership of Beneficial owners. The Company will file a Form 8-K updating this information in the near future. Based on information provided to the Company, it is believed that all of the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock were in compliance with Section 16(a) of the Exchange Act of 1934 during the last fiscal year, except as follows: (I) Fai H. Chan, Online Credit International and eCredit each failed to timely file two Forms 4 and one Form 5 with respect to six transactions involving securities of which they are indirect/beneficial owners; however, one of the transactions was disclosed on a timely filed Form 4 by the direct owner of the securities at issue; (ii) Online Credit, eVision and eBanker each failed to timely file one Form 4 and one Form 5 with respect to five transactions; and (iii) Gordon E. Segal failed to timely file two Forms 4 with respect to two transactions. It also has come to the Company’s attention that in addition to the Section 16(a) disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Fai H. Chan, Online Credit International and eCredit each failed to timely file two Forms 4 and one Form 5 with respect to four transactions involving securities of which they are indirect/beneficial owners during fiscal year 1999; however, these transactions were disclosed on timely filed Forms 4 by the direct owners of the securities at issue. No Forms 5 were filed by any of the officers, directors or 10% or more beneficial owners of the Company’s common stock during the last fiscal year. However, to the best of the Company’s knowledge, other than as set forth above, all transactions by such persons otherwise required to be filed on a form 5 were previously reported on a Form 4 and, therefore, no Form 5 was required to be file.

In May 1998, in connection with the April 1998 Financing Agreements, Fai H. Chan, Online Credit International and certain affiliated persons and entities filed a Schedule 13D with the Securities and Exchange Commission to disclose their beneficial ownership of the Company’s common stock. Pursuant to the Securities and Exchange Commission Rule 13d-2(a), if there is a 1% or greater increase or decrease in the percentage of the class of securities beneficially owned by the reporting persons, an amendment to the Schedule 13D is required to be filed with the Securities and Exchange Commission. Since May 1998, Fai H. Chan, Online Credit International and their affiliates have periodically increased their beneficial ownership of the Company’s common stock by more than 1%. Although no amendments to the Schedule 13D have been filed, the transactions were disclosed on Forms 4 filed by Fai H. Chan, Online Credit and their affiliates. In addition, by virtue of eBanker’s exercise of warrants to purchase 8 million shares of the Company’s common stock in November 2000, Fai H. chan, Online Credit and their affiliates now own over 50% of the Company’s common stock. Forms 4 have been filed with respect to this transaction and an amendment to the Schedule 13D with respect to all of the above-referenced transactions has been filed.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to the Company’s CEO and the other executive officers of the Company who received in excess of $100,000 of salary and bonus from the Company during the three years ended December 31, 2001:

                              Annual Compensation                Long-Term Compensation
                              -------------------                ----------------------
                                                     Restricted
Name and Principal                                     Stock      Options       All Other
   Position             Year     Salary    Bonuses($)  Awards      & SARs      Compensation
------------------      ----     ------    -------   ----------   ---------    -------------

Michael I. Ruxin,       2001  $  250,516                                 0     $  16,866  (1)
 Chairman and CEO       2000     194,750     ---        ---              0        13,964  (2)
                        1999     190,000     ---        ---      1,000,000        16,736  (3)

Thomas F. Marcinek,     2001     163,539                                 0         5,400  (4)
 President and COO      2000     129,904     ---        ---              0         5,400  (5)
                        1999     125,000     ---        ---        500,000        10,871  (6)

Gerald F. Willman, Jr.  2001     105,000     ---        ---           ---           ---
 Director and           2000     105,142     ---        ---           ---           ---
 Wyndgate Vice          1999     100,000     ---        ---           ---           ---
 President
 International
 Business
 Development

Alan K. Geddes          2000      98,752     ---        ---           ---          2,586  (7)
  Vice President -      1999     125,000     ---        ---        200,000 (9)    17,139  (8)
  Finance, Chief
  Financial Officer
  and Treasurer
  (through July 17,
  2000)
(1)	Dr. Ruxin received $5,912 per annum in life insurance premiums and a $913 per month car allowance.
(2)	Dr. Ruxin received $3,800 per annum in life insurance premiums and a $847 per month car allowance.
(3)	Dr. Ruxin received $3,800 per annum in life insurance premiums and a $1,078 per month car allowance.
(4)	Mr. Marcinek received a $450 per month car allowance during 2001.
(5)	Mr. Marcinek received a $450 per month car allowance during 2000.
(6)	Mr. Marcinek received a $450 per month car allowance and $5,471 for cost of an apartment in Sacramento, California for the first six months of 1999.
(7)	Mr. Geddes received a $431 per month car allowance during the first six months of fiscal year 2000. Mr. Geddes resigned from the Company on July 17, 2000.
(8)	Mr. Geddes received a $400 per month car allowance and $12,339 for cost of an apartment in Sacramento, California for the year 1999.
(9)	All of the Stock Options granted to Mr. Geddes were cancelled in accordance with their terms as of October 31, 2000.

Stock Option Plans and Other Issuances

In the second quarter of 2001, the Company adopted the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan provides for the issuance of options to purchase up to 15 million registered shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock options or as nonqualified stock options. Only employees of the Company are eligible to receive Incentive Options. The 2001 Plan expires on December 28, 2010. As of December 31, 2001, options to purchase 80 thousand shares of the Company’s common stock at a weighted average exercise price of $0.96 per share through 2001 were outstanding under the 2001 Plan, of which 14 thousand options to purchase shares were exercisable.

The Second Amended and Restated Stock Option Plan (Plan) provides for the issuance of options to purchase up to 2.2 million registered shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock or as nonqualified stock options. Only employees of the Company are eligible to receive Incentive Options. The Plan expired on May 31, 2000. As of December 31, 2001, options to purchase 1.251 million shares of the Company’s common stock at a weighted average exercise price of $1.14 per share were outstanding under the Plan, of which 985 thousand options to purchase shares were exercisable.

The Company also periodically grants options to purchase shares of restricted common stock. The shares underlying these options are not registered under the 1933 Act. As of December 31, 2001, there were options to purchase 4.927 million shares of common stock at a weighted average exercise price of $0.96 outstanding, of which 1.978 million were exercisable at December 31, 2001.

In the second quarter of 2001, the Company amended the 1997 Stock Compensation Plan. The amended 1997 Stock Compensation Plan provides for the issuance of up to 1 million registered shares of common stock to employees, consultants and others involved in the Company’s business. A total of 200,000 shares of common stock of Global Med have been issued under the stock compensation plan as of December 31, 2001.

Option Grants Table

No options were granted to the Company’s Executive Officers during the year ended December 31, 2001.

Aggregated Option Exercises In 2001 And Year-End Option Values/Table

                                                                           Value of
                                                                          Unexercised
                                                        Number of        In-the-Money
                                                       Unexercised        Options at
                          Shares                        Options at         year-end
                         Acquired                        Year end             ($)
     Name               on Exercise    Realized       Unexercisable      Unexercisable (1)
-------------------     -----------    --------       -------------      ----------------

Michael I. Ruxin            ---           ---      250,000 / 2,000,000   $  0 / 700,000

Thomas F. Marcinek          ---           ---       430,000 / 570,000       0 / 350,000

Gerald F. Willman           ---           ---        130,000 / 20,000          0 / 0

Gary L. Cook                ---           ---         40,000 / 10,000          0 / 0

No options were exercised during 2001 by the Company’s executive officers.

(1)	Based on the closing bid price of the Company’s Stock of $0.70 per share on December 31, 2001.

Long-Term Incentive Plan (“LTIP”) Awards Table

No long term incentive plan awards were granted by the Company to any of the executive officers or directors of the Company during the year ended December 31, 2001.

Compensation Of Directors

Standard Arrangements. Members of the Company’s Board of Directors are not compensated in their capacities as board members. However, the Company reimburses all of its officers, directors and employees for accountable expenses incurred on behalf of the Company. Currently, the Company does not pay any directors fees for attendance at board meetings.

Other Arrangements. During 2001, the Company issued 300 thousand shares of unregistered common stock to a director. The Company recognized $203 thousand in compensation expense associated with these sales as the stock was issued for performance of services not associated with being a director. During 2000, the Company also authorized the issuance of 35 thousand common shares to a director. Of the 35 thousand authorized shares, 7 thousand had been issued as of December 31, 2001. These shares will be issued at a rate of 7 thousand a year as they are earned. These shares were valued at $37 thousand, and $15 thousand in compensation expense was recognized during 2001 related to these shares. The Company has no other arrangements pursuant to which any director of the Company was compensated during the year ended December 31, 2001 for services as a director.

On August 1, 1998, the Company entered into an employment agreement with Dr. Ruxin for a period of three years commencing August 1, 1998. The initial term of this agreement was extended for an additional two years beyond the initial term (creating a term of five years from August 1, 1998). Under the agreement, Dr. Ruxin receives a salary of $190 thousand per year and certain other fringe benefits. Dr. Ruxin’s employment agreement includes a cost-of-living increase, plus any other increase which may be determined from time to time at the discretion of the Company’s Board of Directors. In July 2001, the Board of Directors authorized an increase in Dr. Ruxin’s salary to $250 thousand per year. Dr. Ruxin’s employment under the employment agreement may be terminated by Dr. Ruxin upon the sale by the Company of substantially all of its assets, a decision by merger or consolidation of the Company to terminate its business and liquidate its assets, the Company with another entity or an agreement to such a merger or consolidation or any other type of reorganization, or if the Company makes a general assignment for the benefit of creditors, files for voluntary bankruptcy or if a petition for the involuntary bankruptcy of the Company is filed in which an order for relief is entered and remains in effect for a period of thirty days or more, or if the Company seeks, consents to, or acquiesces in the appointment of a trustee, receiver or liquidator of the Company or any material part of its assets. Dr. Ruxin’s employment under the employment agreement also may be terminated by reason of Dr. Ruxin’s death or disability or for cause as set forth in the employment agreement. If the Company for any reason other than cause or permanent disability terminates the agreement, the Company must pay Dr. Ruxin compensation, benefits and incentives at the rate in effect at termination for twenty-four months following the date of termination. Pursuant to Dr. Ruxin’s Employment Agreement, the Company authorized the issuance to Dr. Ruxin of a nonqualified stock option to purchase 1 million shares of the Company’s common stock at $0.75 per share, exercisable when the Corporation’s annual audited financial statements reflect earnings of $0.01 per share, or after a vesting period of sixty months. The options expire 10 years from the date of grant.

On August 1, 1998, the Company also entered into an employment agreement with Thomas F. Marcinek for a period of three years commencing August 1, 1998. The initial term of this agreement was extended for an additional two years beyond the initial term (creating a term of five years from August 1, 1998). Under the agreement, Mr. Marcinek receives a salary of $125 thousand per year and certain other fringe benefits. Mr. Marcinek’s employment agreement includes an annual cost-of-living increase, plus any other increase which may be determined from time to time at the discretion of the Company’s Board of Directors. In January 2002, Mr. Marcinek’s salary was increased to $175 thousand per year. The agreement also contains non-solicitation and annual incentive compensation provisions, subject to Board of Directors approval.

Pursuant to the agreement in 1998, Mr. Marcinek received incentive stock options under the Company’s Stock Option Plan, as amended, to purchase an aggregate of 350 thousand shares of the Company’s common stock. The options vest at the rate of 20% per year over a period of five years. If the Company (i) sells substantially all its assets, or (ii) merges or consolidates with another entity or otherwise reorganizes or (iii) terminates Mr. Marcinek for any reason other than for cause prior to the expiration of the agreement, then the entire 350 thousand in options shall become 100% vested and immediately exercisable.

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

During 1999, the Board of Directors approved salary increases for Ruxin and Marcinek. The increases range from 15% to 20% and are payable effective August 1, 1999, when the Company has achieved positive cash flow from operations. The Board of Directors also approved bonuses in amounts of $50 thousand and $25 thousand for Ruxin and Marcinek, respectively, payable when the Company has achieved positive cash flow from operations and approval of the Board of Directors. In July 2001, the Board of Directors authorized payment of a portion of the accrued salary increases to Dr. Ruxin and Mr. Marcinek. The Board of Directors authorized that $50 thousand be paid to Dr. Ruxin and $25 thousand be paid to Mr. Marcinek of the accrued salaries due them. During 2001, Dr. Ruxin was paid approximately $27 thousand of the accrued salary increase due him and Mr. Marcinek was paid approximately $14 thousand of the accrued salary due him. The remaining $34 thousand unpaid balance of the accrued salary increase payments authorized by the Board of Directors in July 2001 will be paid during 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is currently controlled by Online International and its principals, Fai H. Chan, Kwok Jen Fong, Robert H. Trapp and Tony T. W. Chan, which have appointed six of the nine members of the Board of Directors of the Company. These directors are Fai H. Chan, Kwok Jen Fong, Robert H. Trapp, Tony T. W. Chan, Gary L. Cook and Jeffrey M. Busch. In addition, Online International and its subsidiaries currently own 14.260 million shares of the Company’s common stock and warrants which may be exercised and/or converted into 12.3 million shares of the Company’s common stock. Online International owns 98.6% of eCredit Singapore (PTE) Ltd., which, in turn, owns 100% of Online Credit. Online International also owns approximately 38% (beneficially approximately 67%) of the outstanding common stock of eVision. eVision owns 40% of the outstanding common stock of eBanker. Online International beneficially owns 11.210 million shares of the Company’s common stock; 1 million warrants of the Company’s common stock, exercisable at $0.25 per share until April 14, 2008; 10.168 million warrants of the Company’s common stock exerciseable at $0.50 per share until April 14, 2001. eVision owns 100% of the outstanding common stock of AFFC. AFFC owns warrants to purchase 46 thousand units at $11.55 per unit, exercisable until February 11, 2003, each unit consisting of two shares of common stock and a warrant to purchase one share of common stock at $7.51, exercisable until February 11, 2003. eVision owns a warrant to purchase 1 million shares of the Company’s common stock, exercisable at $0.25 per share until April 14, 2008.

During 2001, the Company issued eBanker a total of 1.747 million unregistered shares of common stock of the Company in lieu of interest payments through July 1, 2003 on the $3.829 million note payable to eBanker.

Security Ownership of Beneficial Owners

The following table sets forth, as of February 28, 2002, the ownership of the Company’s common stock, based upon 24.425 million shares of common stock outstanding, by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) all persons known by the Company to beneficially own more than 5% of the Company’s common stock.

                                                           Amount and Nature of Beneficial Ownership(2)
                                                           --------------------------------------------
                                                                                      Combined
                                                                                     Shares of
                                                                                       Common
                                                                                     Stock and
                                                          Percent of    Shares         Shares      Combined
                                             Shares of      Common    Underlying     Underlying    Percent of
                            Position With      Common      Stock Out- Derivative     Derivative      Common
Name and Address               Company         Stock       Standing   Securities     Securities       Stock
----------------            -------------    ---------    ----------- ----------     ----------    ----------
Michael I. Ruxin, M.D.      Chairman of       456,000        1.9%     256,250(3)        712,250        2.9%
12600 W. Colfax            the Board and
Suite C-420                    Chief
Lakewood, CO 80215           Executive
                              Officer

Fai H. Chan (1)              Director      14,260,195(4)     58.4%   12,574,730(5)     26,834,925      72.5%
2601, Island Place Tower
510 King's Road
North Point, Hong Kong

Jeffrey M. Busch             Director         456,000        1.9%    1,000,000(6)      1,456,000       5.7%
3828 Kennett Pike
Suite 206
Greenville, DE  19807

Gerald F. Willman, Jr.     Director and       882,514(7)      3.6%     134,000(8)       1,016,514       4.1%
4925 Robert J. Mathews         Vice
Parkway, Suite 100           President-
El Dorado Hills, CA 95762   International
                              Business
                            Development
                             (Wyndgate
                           Technologies)

Gordon E. Segal, M.D.        Director         450,000        1.8%       80,250(9)       530,250        2.2%
340 W. 57th Apt.95
New York, NY 10019

Thomas F. Marcinek         President and       20,500        0.1%     430,000(10)       450,500        1.8%
4925 Robert J. Mathews         Chief
Parkway, Suite 100           Operating
El Dorado Hills, CA 95762     Officer

Kwok Jen Fong                  Director         -0-         0.0%      150,000(11)     150,000      0.6%
7 Tamasek Blvd.
#43-03 Suntec
Tower One
Singapore 038987

Gary L. Cook                   Director,       14,000       0.1%      40,000(12)       54,000      0.2%
1888 Sherman Street             Acting
Suite 500                      Principal
Denver, CO 80203               Financial
                            and Accounting
                              Officer and
                               Treasurer

Robert H. Trapp                Director         -0-         0.0%      40,000(13)       40,000      0.2%
1888 Sherman Street
Suite 500
Denver, CO 80203

Kim Geist                      Secretary        -0-         0.0%      16,000(14)       16,000      0.1%
12600 W. Colfax
Suite C-420
Lakewood, CO 80215

Tony T.W. Chan                 Director         -0-         0.0%      20,000(15)       20,000      0.1%
1888 Sherman Street
Suite 500
Denver, CO 80203

Soo Theng Lua                  Director         -0-         0.0%        -0-             -0-        0.0%
6 Everton Park #01-18
Singapore 080006

David T. Chen                  Director         -0-         0.0%         -0-            -0-        0.0%
315 SW 5th Avenue, Suite 201
Portland, OR 97204

All Directors and Executive                  16,539,209     67.7%     14,741,230     31,280,439    79.9%
Officers as a group (13
persons)

Heng Fung                        None      14,260,195(16)   58.4%   12,324,730(17)   26,584,925    72.3%
2601, Island Place Tower
510 King's Road
North Point, Hong Kong
______________________
(1)	Fai H. Chan is an officer, director and 11.8% shareholder of Heng Fung and, therefore, is a beneficial owner of the shares beneficially owned by Online Credit International and its subsidiaries. Fong, Trapp, Busch, Cook and Tony T. W. Chan are also officers, directors and/or shareholders of Heng Fung and/or certain of its subsidiaries; however, they disclaim beneficial ownership of the shares beneficially owned by Online Credit International and its subsidiaries. Online Credit International owns 98.6% of the outstanding common stock of Heng Fung Capital (S) Limited (“Heng Fung Capital”). Heng Fung Capital owns 100% of the outstanding common stock of Online Credit Ltd., f.k.a. Heng Fung Finance Company Limited (“Online Credit Ltd.”) and approximately 31% (beneficially approximately 76%) of the outstanding common stock of eVision USA.Com, Inc., formerly known as Fronteer Financial Holdings Ltd. (“eVision”). eVision owns a majority of the outstanding common stock of eBanker USA.com, Inc., formerly Fronteer Development Finance, Inc. (“eBanker”), and 100% of the outstanding common stock of American Fronteer Financial Corporation, formerly RAF Financial Corporation (“AFFC”), and the underwriter of the Company’s initial public offering. Online Credit Ltd. owns 2,000,000 shares of the Company’s common stock. eBanker owns: (i) 11,210,195 shares of the Company’s common stock; (ii) warrants to purchase 1,000,000 shares of the Company’s Common Stock, exercisable at $0.25 per share until April 14, 2008; and (iii) warrants to purchase 10,186,430 shares of the Company’s common stock through July 1, 2011, eVision owns: (i) 1,050,000 shares of the Company’s common stock; and (ii) warrants to purchase 1,000,000 shares of the Company’s common stock, exercisable at $0.25 per share until April 14, 2008. AFFC owns warrants to purchase 46,100 units at $11.55 per unit, exercisable until February 11, 2003, each unit consisting of two shares of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at $7.51, exercisable until February 11, 2003.

(2)	Calculated pursuant to Rule 13d-3(d) of the 1934 Act. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares and, under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3)	Includes 6,250 shares underlying warrants issued in connection with the purchase of 10% Notes and 250,000 shares underlying options. Does not include 2,000,000 shares underlying options which are not exercisable within 60 days of the date hereof.

(4)	Includes the following shares owned by subsidiaries of Online Credit International, of which Mr. Chan is an officer, director and 11.8% shareholder: (i) 2,000,000 shares owned by Online Credit Ltd.; (ii) 11,210,195 shares owned by eBanker; and (iii) 1,050,000 shares owned by eVision.

(5)	Includes the following shares underlying derivative securities owned by subsidiaries of Heng Fung, of which Mr. Chan is an officer, director and 11.8% shareholder: (i) 11,186,430 shares underlying warrants owned by eBanker; (ii) 1,000,000 shares underlying warrants owned by eVision; (iii) 138,300 shares underlying warrants to purchase 46,100 units, each unit consisting of 2 shares of common stock and one warrant, owned by AFFC. Also includes 250,000 shares underlying options issued to Mr. Chan for services as a director of the Company.

(6)	Includes 400,000 shares underlying options and 600,000 shares underlying warrants.

(7)	Includes 346,481 shares owned by Lori J. Willman, the spouse of Mr. Willman.

(8)	Includes 130,000 shares underlying options owned by Mr. Willman and 4,000 shares underlying options owned by Lori J. Willman, the spouse of Mr. Willman. Does not include 20,000 shares underlying options owned by Mr. Willman and 6,000 shares underlying options owned by Mrs. Willman which are not exercisable within 60 days of the date hereof. Mr. Willman has granted individual options to certain employees of Wyndgate Technologies to purchase all or any part of 109,434 of his shares of the Company, exercisable until September 21, 2005.

(9)	Includes 6,250 shares underlying warrants issued in connection with 10% Notes and 74,000 shares underlying options. Does not include 6,000 shares underlying options which are not exercisable within 60 days of the date hereof.

(10)	Includes 430,000 shares underlying options. Does not include 570,000 options which are not exercisable within 60 days of the date hereof.

(11)	Includes 150,000 shares underlying options.

(12)	Includes 40,000 shares underlying options. Does not include 10,000 shares underlying options which are not exercisable within 60 days of the date hereof. Does not include 21,000 shares which do not vest within 60 days of the date hereof.

(13)	Includes 40,000 shares underlying options. Does not include 10,000 shares underlying options which are not exercisable within 60 days of the date hereof.

(14)	Includes 16,000 shares underlying options. Does not include 4,000 shares underlying options which are not exercisable within 60 days of the date hereof.

(15)	Includes 20,000 shares underlying options. Does not include 30,000 shares underlying options which are not exercisable within 60 days of the date hereof.

(16)	Includes the following shares owned by subsidiaries of Heng Fung: (i) 2,000,000 shares owned by Online Credit Ltd.; (ii) 11,210,195 shares owned by eBanker; and (iii) 1,050,000 shares owned by eVision.

(17)	Includes the following shares underlying derivative securities owned by subsidiaries of Online Credit International: (i)11,186,430 shares underlying warrants owned by eBanker; (ii) 1,000,000 shares underlying warrants owned by eVision; and (iii) 138,300 shares underlying warrants to purchase 46,100 units, each unit consisting of two shares of common stock and one warrant, owned by AFFC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits.

         See “EXHIBIT INDEX” on page 35

(b) Current Reports on Form 8-K:

There were no Current Reports on Form 8-K filed during the fourth quarter ended December 31, 2001.

Independent Auditors’ Report

Board of Directors
Global Med Technologies, Inc. and subsidiary

We have audited the accompanying consolidated balance sheet of Global Med Technologies, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Med Technologies, Inc. and subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner &Hottman PC

Denver, Colorado
March 8, 2002

Independent Auditors’ Report

Board of Directors
Global Med Technologies, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Global Med Technologies, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Med Technologies, Inc. and Subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
April 12, 2001

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                                December 31,
                                                                             2001         2000
                                                                             ----         ----
ASSETS
------

CURRENT ASSETS:

   Cash and cash equivalents ............................................   $   677      1,210
   Accounts receivable-trade, net of allowance for uncollectible accounts
       of  $181 and $50, respectively ...................................       778        789
   Accrued revenues, net of allowance for uncollectible accounts of
       $76 and $15, respectively ........................................       426        232
   Prepaid expenses and other assets ....................................        83        105
                                                                            -------    -------

Total current assets ....................................................     1,964      2,336

EQUIPMENT, FURNITURE AND FIXTURES, AT COST:
   Furniture and fixtures ...............................................       270        270
   Machinery and equipment ..............................................       297        208
   Computer hardware and software .......................................     1,660      1,623
                                                                            -------    -------

                                                                              2,227      2,101
Less accumulated depreciation and amortization ..........................    (1,982)    (1,728)
                                                                            -------    -------

Net equipment, furniture and fixtures ...................................       245        373

DEFERRED FINANCING COSTS, RELATED PARTY,
   net of accumulated amortization of none and $390, respectively .......      --          189

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
   net of accumulated amortization of $2,455 and $1,858,
   respectively .........................................................       808      1,177
NOTE RECEIVABLE, RELATED PARTY ..........................................        80       --
OTHER ASSETS ............................................................        70        273
                                                                            -------    -------

Total assets ............................................................   $ 3,167      4,348
                                                                            =======    =======

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

                                                                              December 31,
                                                                            2001       2000
                                                                            ----       ----
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:

   Accounts payable .................................................   $    262         465
   Accrued expenses .................................................        702         888
   Accrued payroll ..................................................        215         159
   Accrued compensated absences .....................................        429         378
   Noncompete accrual ...............................................         35          35
   Deferred revenue .................................................      1,333       1,299
   Current portion of capital lease obligations .....................         76         137
                                                                        --------    --------

Total current liabilities ...........................................      3,052       3,361

DEFERRED REVENUE, less current portion ..............................        781         838

CAPITAL LEASE OBLIGATIONS, less current portion .....................        107          65

FINANCING AGREEMENTS, RELATED PARTY .................................      3,829       3,829
                                                                        --------    --------

Total liabilities ...................................................      7,769       8,093
                                                                        --------    --------

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 5 and 9)

STOCKHOLDERS' DEFICIT:

   Preferred stock, $.01 par value: Authorized shares - 10,000;
      none issued or outstanding ....................................       --          --
   Common stock, $.01 par value: Authorized shares - 90,000;
      issued and outstanding shares-24,256 and 22,229 at December 31,
      2001 and 2000 .................................................        243         222
   Additional paid-in capital .......................................     34,357      32,482
   Warrants and  interest, parent company ...........................     (1,063)       --
   Accumulated deficit ..............................................    (38,139)    (36,449)
                                                                        --------    --------

Total stockholders' deficit .........................................     (4,602)     (3,745)
                                                                        --------    --------

Total liabilities and stockholders' deficit .........................   $  3,167       4,348
                                                                        ========    ========

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

                                                        Year Ended December 31
                                                    2001         2000       1999
                                                    ----         ----       ----
REVENUES:
   License fees, maintenance and usage fees ..   $  4,869        3,516      3,887
   Implementation and consulting services ....      1,355          863      1,268
   Hardware sales ............................       --           --          235
                                                 --------     --------   --------
                                                    6,224        4,379      5,390
                                                 --------     --------   --------
COST OF REVENUES:
   License fee, maintenance and usage fees ...      1,460        1,124      1,466
   Implementation and consulting services ....      1,050          505      1,234
   Hardware sales ............................       --           --          247
                                                 --------     --------   --------
                                                    2,510        1,629      2,947
                                                 --------     --------   --------

Gross profit .................................      3,714        2,750      2,443

OPERATING EXPENSES:
   General and administrative ................      2,529        2,766      2,431
   Sales and marketing .......................      1,545        1,417        972
   Research and development ..................        306          709        334
   Depreciation and amortization .............        254          164        520
                                                 --------     --------   --------
Loss from operations .........................       (920)      (2,306)    (1,814)

OTHER INCOME (EXPENSES):
    Interest income ..........................         25           16        117
    Interest expense .........................        (25)         (41)       (91)
    Interest expense to related party ........       (453)        (577)      (374)
    Financing costs to related party .........       (317)      (1,984)    (6,039)
    Other ....................................       --           --          256
                                                 --------     --------   --------
Net loss before taxes ........................     (1,690)      (4,892)    (7,945)
                                                 ========     ========   ========
Income tax expense ...........................       --           --         --
                                                 --------     --------   --------

Net loss .....................................   $ (1,690)      (4,892)    (7,945)

                                                 ========     ========   ========

Basic and diluted loss per common share ......   $  (0.07)       (0.36)     (0.75)
                                                 ========     ========   ========

Weighted average number of common shares
 outstanding .................................     23,300       13,745     10,554
                                                 ========     ========   ========

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

                                                                                Warrants &
                                                                     Additional  Interest,
                                                     Common Stock     paid-in    parent    Accumulated
                                                   Shares    Amount   Capital    Company     Deficit      Total
                                                   ------    -----   ---------  ---------  -----------    -----

Balances, December 31, 1998 .....................     8,882   $    89    24,884      --      (23,612)     1,361

Exercise of warrants in relation to financing
agreements ......................................     2,000        20       480      --         --          500

Issuance of common stock in consideration of debt
financings ......................................       156         1       175      --         --          176

Issuance of common stock for services ...........       100         1        81      --         --           82

Issuance of common stock for Lockup Agreement ...       500         5       292      --         --          297

Fair value of options issued to consultants .....      --        --          26      --         --           26

Fair value of amendments to warrants ............      --        --       1,217      --         --        1,217

Employee stock based compensation ...............      --        --           3      --         --            3

Net loss ........................................      --        --        --        --       (7,945)    (7,945)

                                                    -------   -------   -------   -------    -------    -------
Balances, December 31, 1999 .....................    11,638   $   116    27,158      --      (31,557)   $(4,283)

Exercise of warrants in relation to financing
agreements ......................................     8,000        80     1,920      --          --        2,000

Issuance of common stock in consideration
     of debt financings .........................       857         8       919      --          --          927

Exercise of stock options .......................        44         1        40      --          --           41

Issuance of common stock at a discount ..........      --        --       1,129      --          --        1,129

Issuance of common stock for cash ...............     1,370        14       671      --          --          685

Issuance of common stock for services ...........       320         3       444      --          --          447

Fair value of options issued  to consultants ....      --        --          37      --          --           37

Contributed capital .............................      --        --         164      --          --          164

Net loss ........................................      --        --        --        --        (4,892)    (4,892)
                                                    -------   -------   -------   -------     -------    -------
Balances, December 31, 2000 .....................    22,229   $   222    32,482      --       (36,449)    (3,745)

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

                                                                  Warrants &
                                                      Additional  Interest,
                                     Common Stock      paid-in     parent   Accumulated
                                    Shares   Amount    Capital     Company     Deficit    Total
                                    ------   ------   ---------   --------- -----------   -----
Issuance of common stock for
  payment of interest,
related party (see note 2) .....     1,747        17     1,171      --         --        1,188

Prepaid interest to parent
  company (see note 2) .........      --        --        --        (681)      --         (681)

Issuance of warrants to
  related party (see note 2) ...      --        --         510      --         --          510

eBanker  warrants (see note 2) .      --        --        --        (382)      --         (382)

Issuance of options
   to consultants ..............      --        --          15      --         --           15

Issuance of common
  shares for services ..........        13         1        10      --         --           11

Issuance of common shares
 for services, related  party ..       267         3       169      --         --          172

Net loss .......................      --        --        --        --       (1,690)    (1,690)
                                   -------   -------   -------   -------    -------    -------

Balances, December 31, 2001 ....    24,256   $   243    34,357    (1,063)   (38,139)    (4,602)
                                   =======   =======   =======   =======    =======    =======

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                               Year Ended December 31,
                                                                            2001       2000         1999
                                                                            ----       ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ..............................................................   $(1,690)    (4,892)    (7,945)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation and amortization ....................................       254        164        520
     Amortization of software development costs .......................       597        663        403
     Amortization of financing costs, related party ...................       317      1,984      4,822
     Issuance of common stock for payment of interest, related party ..       453       --         --
     Issuance of common stock, options and warrants
       for services and other .........................................       383        463      1,328
     Bad debt expense .................................................        95       --         --
     Other ............................................................      --         --           33
     Changes in operating assets and liabilities:
        Accounts receivable-trade .....................................       (24)      (344)       (32)
        Accrued revenues ..............................................      (255)        92       (281)
        Prepaid expenses and other assets .............................        22        (44)        52
        Accounts payable ..............................................      (203)       162         69
        Accrued expenses ..............................................      (133)       509        171
        Accrued payroll ...............................................        56         72         34
        Accrued compensated absences ..................................        51        (34)       (26)
        Deferred revenue ..............................................       (23)       635       (433)
                                                                          -------    -------    -------

Net cash used in operating activities .................................      (100)      (570)    (1,285)
                                                                          -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment and fixtures ...................................       (12)       (45)      (218)
Notes receivable, related party .......................................       (80)      --         --
Proceeds from sales of property and equipment .........................      --         --            6
Increase in capitalized software development costs ....................      (208)      (273)    (1,049)
                                                                          -------    -------    -------
Net cash used in investing activities .................................      (300)      (318)    (1,261)
                                                                          -------    -------    -------

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

                                                              Year Ended December 31,
                                                             2001       2000       1999
                                                             ----       ----       ----
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings on short-term debt ..........................   $  --        1,000      1,450
Principal payments on bridge loan ......................      --         --         (200)
Borrowings on bridge loan ..............................      --         --          950
Principal payments under capital lease obligations .....      (133)      (122)      (145)
Exercise of common stock options .......................      --           41       --
Minority investment in subsidiary ......................      --          164       --
Issuance of common stock, net offering costs ...........      --          685       --
                                                           -------    -------    -------
Net cash used by financing activities ..................      (133)     1,768      2,055
                                                           -------    -------    -------
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS ..      (533)       880       (491)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .........     1,210        330        821
                                                           -------    -------    -------

CASH AND CASH EQUIVALENTS AT END OF YEAR ...............   $   677      1,210        330
                                                           =======    =======    =======

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:

Cash paid for interest in 2001, 2000 and 1999 was $25 thousand, $314 thousand and $314 thousand, respectively. Of the $25 thousand paid in interest in 2001, none was paid to eBanker. Of the $314 thousand in cash paid for interest in 2000 and 1999, $273 thousand and $224 thousand, respectively, was paid to eBanker.

During 2001, the Company entered into the following noncash transactions:

°	The Company issued 1.747 million shares of common stock to eBanker in connection with the prepayment of interest. These shares were valued at $1.188 million (see note 2).

°	The Company issued warrants to purchase 10.186 million shares of the Company’s common stock. These warrants were valued at $510 thousand (see note 2).

°	The Company issued 25 thousand common shares issued as consideration for intellectual property used in the development of software. These shares were valued at $19 thousand.

°	The Company issued 300 thousand shares of common stock to a Director of the Company as consideration for consulting services. These shares were valued at $203 thousand.

°	The Company issued 8 thousand shares for investor relations. These shares were valued at $5 thousand.

°	The Company acquired equipment under capital leases in the amount of $ 114 thousand.

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

During 1999, Global Med Technologies, Inc. formed a subsidiary, PeopleMed.com, Inc. (“PeopleMed”), a Colorado corporation, which is approximately 83% owned by the Company to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. Approximately 14% of PeopleMed is owned by certain officers and directors of Global Med Technologies, Inc. The remaining 3% of PeopleMed common shares are owned by unaffiliated shareholders. Global Med Technologies, Inc. and PeopleMed are referred to collectively as the “Company”or “Global Med”. The Company operates in one segment.

RELATED PARTIES

Global Med is financed primarily through lending arrangements provided by eBanker International, Inc. (“eBanker”) as discussed further below. Until November 28, 2001, eBanker was a consolidated subsidiary of eVision International, Inc. (“eVision”). eVision is majority owned by Heng Fung Holdings Limited (“Heng Fung” formerly known as Online Credit International, Limited) and its subsidiary Online Credit Limited (Online Credit). Online Credit and eBanker are shareholders of Global Med. Until November 28, 2001, eVision was also a shareholder of Global Med. Additionally, Online credit and eBanker each hold warrants to acquire 1 million and 11.168 million shares, respectively, of Global Med’s common stock with exercise prices that range from $0.25-$0.50 per share. As discussed further below and in the accompanying finance statements, in November 2000, eBanker and Global Med entered into a series of transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker.

On November 28, 2001, the shareholders of eVision approved a transaction which transferred certain of the assets of eVision to Online Credit as satisfaction of the certain obligations eVision had with Online Credit. As a result, all of Global Med’s common shares held by eVison and all eBanker’s common shares and warrants held by eVision were transferred to Online Credit. Consequently, as of November 28, 2001, Global Med remains a consolidated entity of eBanker for accounting purposes; however, eBanker is now directly controlled by Online Credit instead of eVision.

During 2001 and 2000, eVision provided the Company with various accounting services. The Company recognized $123 thousand, and $117 thousand in general and administrative expenses related to these services. During 2001, 2000 and 1999, the Company incurred $453 thousand, $604 thousand and $374 thousand, respectively, in interest charges from eBanker. The Company capitalized $27 thousand in interest charges from eBanker to software development costs during 2000 and none in 2001 and 1999. During 2001, 2000 and 1999, all of the Company’s financing costs were derived from arrangements with eBanker or eVision.

As a result of these transactions and relationships, the financial condition and results of operations Global Med may not necessarily by indicative of those that would have resulted if Global Med were unaffiliated with the related party entities mentioned above.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

BASIS OF PRESENTATION

During 2001, 2000 and 1999, the Company incurred losses and used significant amounts of cash in operations. For the year ended December 31, 2001, 2000, and 1999 the Company used cash of $100 thousand, $570 thousand, and $1.285 million, respectively, in operating activities. On July 1, 2001, the note payable with eBanker was automatically extended to July 1, 2003. Management anticipates that the cash, accounts receivable balances, recurring revenues, proceeds from the sales of common stock, and any future financing activities will be used to fund the Company’s anticipated research and development costs, sales and marketing efforts during the remainder of 2002 and for general working capital purposes. The Company continues to pursue financing alternatives through the issuance of additional equity or debt.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Global Med and its majority-owned subsidiary. Intercompany accounts and transactions are eliminated in consolidation. There is no minority interest reflected in the consolidated balance sheets at December 31, 2001 and 2000 because PeopleMed had a stockholders’ deficit.

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

CREDIT RISK AND MARKET RISK

Accounts receivable at December 31, 2001 and 2000 are derived from SAFETRACE® and from SAFETRACE TX™ sales and related services to blood centers and blood center service providers located in the United States. Historically, the Company has not required collateral or other security to support customer receivables. In order to reduce credit risk, the Company requires substantial down payments and progress payments during the course of an installation of its software products. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk specific to customers.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by the asset are less than its carrying value. Measurement of the impairment loss is based on the fair value of the asset, which is generally determined using valuation techniques such as discounted present value of expected future cash flows. Management does not believe current events or circumstances indicate that the Company’s long-lived assets are impaired at December 31, 2001 or 2000.

SOFTWARE DEVELOPMENT COSTS

In accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company capitalizes software development and production costs once technological feasibility has been achieved. Software development costs incurred prior to achieving technological feasibility are included in research and development expense in the accompanying statements of operations.

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Commencing upon the initial product release or when software development revenue has begun to be recognized, these costs are amortized, based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, generally three years. During the quarter ended September 30, 2001, the company revised its estimated period for amortizing capitalized software development costs for SafeTrace Tx™ from three to approximately four years. The change in estimate was based primarily on a revised product life cycle of this product and future revenue estimates. For the years ended December 31, 2001, 2000 and 1999, the Company recorded approximately $596 thousand, $663 thousand and $403 thousand of amortization, respectively. Amortization of capitalized software costs is included in cost of revenues in the accompanying statements of operations.

NONCOMPETE AGREEMENTS

The Company has entered into noncompete agreements with three key employees, two of which also served on the Company’s Board of Directors, for $350 thousand. The terms of the agreements are for the greater of five years or the term of the related employee’s employment contract. At December 31, 2001 and 2000, $35 thousand remains payable whenever sufficient cash flow is available as determined by the Company’s Board of Directors.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance the American Institute of Certified Public Accountants Statement of Position (SOP) No. 97-2, “Software Revenue Recognition.”

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. Research and development funding by others is deferred and offset against capitalizable costs. Funded research and development in excess of capitalizable costs is recognized as contract research and development when the related product is ready for commercial release.

SIGNIFICANT CUSTOMERS

During the year ended December 31, 2001 and 2000 there were no customers accounting for more than 10% of revenue. Revenue for the year ended December 31, 1999, includes $919 thousand (approximately 17%), of accelerated software license fee payments in connection with a multiple site customer agreement that was terminated and replaced by two separate agreements.

LOSS PER COMMON SHARE

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods presented. Diluted net loss per common share reflects the potential dilution of securities that could participate in the earnings unless their effort is antidilutive. Stock options, warrants outstanding and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Common share equivalents are excluded from the computation, as their effect would be antidilutive. For the years ended December 31, 2001, 2000 and 1999 approximately 4.5 million, 14.5 million and 10.9 million equivalent dilutive securities (primarily convertible debt, common stock options, and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

STOCK BASED COMPENSATION

The Company has adopted the “disclosure method” provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted under SFAS No. 123, the Company continues to account for stock-based compensation for awards to employees under the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. Stock based compensation paid to consultants and other non-employees is accounted for at fair value under the provisions of SFAS No. 123.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS Nos. 141 and 142 “Business Combinations” and “Goodwill and other Intangible Assets”. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. The Company adopted this statement January 1, 2001. The adoption of this statement did not have a material effect on the financial position or results of operations of the Company.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARYNOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Requirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective September 30, 2003 for the Company. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Log-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes that the adoption of this statement will have no material impact on its consolidated financial statements.

NOTE 2. FINANCING AGREEMENTS, RELATED PARTY

Summary of Financing Agreements

At December 31, 2001 and 2000, the Company had $3.829 million outstanding under a financing agreement with eBanker.

At December 31, 2001 and 2000 the accrued interest balances on the loans from eBanker were $0 and $54 thousand, respectively. The accrued interest balance is included in accrued expense in the balance sheet.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARYNOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In March 1999, eBanker extended a $750 thousand bridge loan to Global Med due in December 1999. The outstanding bridge loan balance was convertible into common shares of Global Med at the rate of $1.13 per share. The bridge loan bears interest at 12% and eBanker was paid a 2% commitment fee in the form of approximately 13 thousand shares of Global Med’s common stock.

In April 1999, Online Credit entered into a bridge loan commitment with Global Med for $2 million due in April 2000. The outstanding bridge loan balance was convertible into shares of Global Med at the rate of $1.15 per share. The bridge loan bears interest at 12% and Online Credit was paid a 5% commitment fee in the form of approximately 87 thousand shares of Global Med’s common stock.

In October 1999, Online Credit, as agreed to by Global Med, assigned to eBanker its $2 million bridge loan commitment to Global Med and transferred to eBanker approximately 87 thousand shares of Global Med common stock issued in consideration for the loan commitment to eBanker. Also in October 1999, eVision and eBanker entered into a lock up agreement whereby Global Med issued 50 thousand and 450 thousand shares of its common stock to eVision and eBanker, respectively, in consideration for eVision and eBanker agreeing to restrict sales of their holdings of Global Med common stock and warrants for a period of one year.

In December 1999, the $750 thousand bridge loan was extended to September 2000. In consideration for the extension, eBanker received a 2% fee in the form of approximately 13 thousand shares of Global Med common stock and the conversion rate was reduced from $1.15 per share to $0.50 per share.

At December 31, 1999, $4.4 million was outstanding under eBanker’s financing agreements with Global Med and $1 million remained available under the bridge loan commitment of eBanker.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARYNOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In November 2000, eBanker agreed to exercise warrants to purchase 8 million shares of common stock of Global Med at $0.25 per share in exchange for canceling $2 million of its notes receivable from Global Med. The remaining $3.4 million outstanding under the various financing agreements and accrued interest of $428.7 thousand were combined into one agreement and the due date was extended to July 1, 2001. Global Med agreed to pay interest of 12% per annum on a semi-annual basis, with the first interest payment due May 19, 2001. The 8 million shares of common stock were issued on February 28, 2001 and are considered outstanding as of November 19, 2000. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197.6 thousand shares of common stock of Global Med. As the principal and interest were not paid in full by July 1, 2001, the due date of the principal automatically extended to July 1, 2003 and Global Med issued eBanker warrants to acquire up to 10.186 million shares of Global Med common stock with an exercise price of $0.50 per share. Also, on July 1, 2001, the outstanding debt was no longer convertible into the common stock of the Company at $1.00 per share. Additionally, upon the occurrence of certain events related to a certain contract Global Med is negotiating, Global Med will have the right, in its discretion, to put its shares of common stock worth up to $1.5 million to eBanker at $0.50 per share in the form of exchanging debt for common stock. The outstanding loan balance is convertible into the common stock of Global Med at eBanker’s option at a rate of $1.00 per share. The default conversion rate under this extension is $1.00 per share. As consideration for this provision, eBanker was issued 500 thousand restricted shares of Global Med common stock. As a result of these transactions, eBanker obtained control of Global Med and Global Med was reflected in eBanker’s consolidated financial statements as a consolidated subsidiary effective November 19, 2000.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARYNOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On March 22, 2001, Global Med and eBanker entered into an interest payment option agreement that provides that Global Med may have the option, with five days prior written notice, to elect and pay to eBanker, before July 1, 2001, Global Med’s entire interest payment calculated for the life of loan agreement dated November 19, 2000, in the form of 1.747 million shares of Global Med common stock (calculated at $0.6875 per share, which was the prevailing market price on March 22, 2001). In the event that Global Med pays down any principal on the loan prior to July 1, 2003, eBanker will return a number of shares determined by calculating the pro-rata interest avoided due to early repayment of principal divided by $0.6875 per share. eBanker will make this calculation on July 1, 2001, July 1, 2002 and July 1, 2003.

On June 20, 2001, the Company elected to exercise the interest payment option. As a result, eBanker will be issued 1.747 million shares of the Company’s common stock as payment for the interest expense on the Company’s outstanding loan balance with eBanker of $3.829 million through the loan’s maturity date of July 1, 2003. The 1.747 million shares have not been issued, but are considered outstanding as of June 20, 2001, the date the interest option was exercised. These shares were valued at $1.188 million based on the market value of the stock on June 20, 2001. The Company recorded $681 thousand in a contra-equity account associated with the issuance of these shares as of December 31, 2001. In addition, $277 thousand in accrued interest related to the eBanker loan was eliminated from the Company’s accrued expenses balance as of June 30, 2001, as a result of this transaction. After this transaction, the effective interest rate on the loan remained at 12% per annum.

On July 1, 2001 in accordance with the terms of the existing financing agreement, eBanker received the right to warrants to acquire up to 10.186 million shares of Global Med common stock with an exercise price of $0.50 per share. These warrants were valued at $510 thousand. On July 1, 2001 the maturity date of the note payable was automatically extended to July 1, 2003; and as of that date, the outstanding debt is no longer convertible into the common stock of the Company at $1.00 per share. If Global Med defaults on repayment of any amount borrowed under the existing financing agreement, all existing members of the Board of Directors of Global Med will be required to resign and eBanker will have the right to appoint all new members. The warrants expire on July 1, 2011. November 2000 financing agreement between the Company and eBanker, the Company is obligated to maintain current registration on the shares, underlying the warrants, for resale under the Securities Act of 1933 (“1933 Act”). The Company used independent, third party consultants for estimating the fair value of the warrants to purchase 10.186 million shares of the Company’s common stock. The warrants were valued at $510 thousand. The Company recorded $510 thousand in deferred financing costs associated with the issuance of these warrants as of July 1, 2001. The Company is ratably amortizing the costs associated with these warrants over 24 months, the remaining life of the note payable as of July 1, 2001. The Company recognized approximately $128 thousand in financing costs related to the issuance of these warrants as of December 31, 2001.

At December 31, 2001, principal of $3.829 million and $0 accrued interest were outstanding under the financing agreements between eBanker and Global Med.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARYNOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. INCOME TAXES

The Company has net operating loss carryforwards of approximately $21.8 million which expire in the years 2006 to 2021. Net operating loss carryforwards of $4.82 million are subject to limitation under Section 382 of the Internal Revenue Code due to the various changes in ownership during 2000 and 1999.

Actual income tax benefit differs from the amount calculated using the Federal statutory tax rate as follows:

                                                                    2001          2000         1999
                                                                    ----          ----         ----

        Expected tax benefit                                    $ (574,000)   (1,663,000)   (2,702,000)
        Effect of permanent differences                            275,000       752,000     1,640,000
        Change in valuation allowance for deferred tax assets      339,000     1,063,000     1,234,000
        State tax benefit, net of federal benefit                  (28,000)      (89,000)     (139,000)
        Other                                                      (12,000)      (63,000)      (33,000)
                                                                ----------    ----------    ----------
        Income tax expense                                      $     --            --            --
                                                                ==========    ==========    ==========

The components of the deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                               2001           2000
                                                               ----           ----
        Deferred tax assets:
          Net operating loss carryforward                  $ 8,597,000      8,380,000
          Allowance for uncollectible accounts and notes
             receivable                                         64,000         26,000
          Unearned revenue and accrued expenses              1,282,000      1,344,000
                                                           -----------    -----------

          Gross deferred tax assets                          9,943,000      9,750,000
          Valuation allowance                               (9,624,000)    (9,285,000)
                                                           -----------    -----------
          Net deferred tax assets                              319,000        465,000

        Deferred tax liabilities:
          Capitalized software development costs               319,000        465,000
          Accelerated depreciation for tax purposes               --             --
                                                           -----------    -----------
          Gross deferred tax liabilities                       319,000        465,000
                                                           -----------    -----------
        Deferred tax assets, net                           $      --             --
                                                           ===========    ===========

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARYNOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 5. LEASES

The Company leases equipment and office space. Rental expense under operating leases was approximately $206 thousand, $203 thousand and $119 thousand, net of sublease income of $0, $52 thousand and $94 thousand for the years ended December 31, 2001, 2000 and 1999, respectively. Certain leases of equipment and fixtures are classified as capital leases. A principal stockholder of the Company has personally guaranteed repayment of certain capital lease obligations.

Included in equipment, furniture and fixtures in the accompanying consolidated balance sheets are the following assets held under capital leases:

                                                            December 31,
                                                          2001           2000
                                                          ----           ----

    Furniture and fixtures                           $   127,000        127,000
    Machinery and equipment                              255,000        167,000
    Computer hardware and software                       820,000        734,000
                                                     -----------    -----------
    Assets under capital leases                        1,202,000      1,028,000
    Less accumulated depreciation and amortization    (1,029,000)      (868,000)
                                                     -----------    -----------

    Assets under capital lease, net                  $   173,000        160,000
                                                     ===========    ===========

The following represents the minimum lease payments remaining under capital leases and the future minimum lease payments for all non-cancelable operating leases at December 31, 2001:

                                                                       Capital     Operating
                                                                        Leases       Leases
                                                                       -------     ---------

         2002                                                     $     89,000     $  186,000
         2003                                                           38,000        187,000
         2004                                                           31,000        190,000
         2005                                                           29,000        195,000
         2006 and thereafter                                            31,000        101,000
                                                                   -----------     ----------

     Total minimum lease payments                                      218,000     $  859,000
                                                                                   ==========
         Less amount representing interest                             (35,000)
                                                                   -----------
     Present value of minimum lease payments                           183,000
         Less current portion of obligations under capital lease       (76,000)
                                                                   -----------

     Obligations under capital lease, less current portion        $    107,000
                                                                   ===========

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARYNOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. STOCKHOLDERS’ EQUITY

In the second quarter of 2001, the Company amended the 1997 Stock Compensation Plan. The amended 1997 Stock Compensation Plan provides for the issuance of up to 1 million registered shares of common stock to employees, consultants and others involved in the Company’s business. A total of 200,000 shares of common stock of Global Med have been issued under the stock compensation plan as of December 31, 2001.

Stock Compensation Plan

In 2000, the Company issued 30 thousand shares of common stock to a third party for services under the stock compensation plan and authorized the issuance of 35 thousand shares to a Director of the Company in his role as active CFO. Of the 35 thousand authorized shares as of December 31, 2000, 7 thousand were issued during 2001. These remaining shares will be issued at a rate of 7 thousand per year as they are earned. The market value of the shares that had been issued or authorized was $65 thousand, based on quoted market prices. During December 2001, the 30 thousand shares of common stock issued to a third party in 2000 were constructively returned to the Company as part of a final settlement with this third party. This resulted in the Company recognizing a reduction in the statement of operations during 2001, of $28 thousand. During the year ended December 31, 2001, the Company recognized $15 thousand in the statement of operations associated with the 35 thousand shares authorized in the year ended December 31, 2000 to be issued to a director in his role as active CFO. During the years ended December 31, 2000 and 1999, $28 thousand and approximately $63 thousand, respectively, was recognized in the Company’s statements of operations as the services were performed.

Sales of Common Stock

During 2000, eVision purchased 1 million shares of common stock of the Company for $500 thousand. A director purchased 200 thousand shares of common stock for $100 thousand and 170 thousand shares were sold to a shareholder for $85 thousand. In connection with the sales to eVision and the director, the Company recognized financing costs of $940 thousand and $189 thousand of compensation expense, respectively.

Consultancy Agreement

The Company entered into a consultancy agreement, effective as of February 24, 2000, for a period of twenty-four (24) months, with National Financial Communications Corporation, dba OTC Financial Network (OTC Financial). OTC Financial provided consulting services, with the expressed intent and goal of getting the Company, or its successor or assigns, listed on the Nasdaq Stock Market which included providing financial community and investor relations for the Company; and advising the Company, as requested, regarding the financial community and investor relations.

Upon execution of this agreement, the Company agreed to issue to OTC Financial, or its assigns, 250 thousand shares of Global Med restricted common stock, 125 thousand of which are to be included in a registration statement intended to be filed during 2001.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARYNOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On the effective date of the agreement, the 250 thousand shares of common stock had a fair value of $375 thousand based on quoted market prices of the Company’s common stock. The amount has been recorded as a prepaid expense and is being amortized over the term of the agreement. The Company cancelled its agreement with OTC in February 2001.As a result, the Company recognized the remaining unamortized costs associated with the 250 thousand shares in the amount of $172 thousand in the quarter ended March 31, 2001.

PEOPLEMED

March and October of 2000, PeopleMed sold 50 thousand and 160 thousand shares, respectively, of its $.001 par value common stock at $1.0 per share for a total of $210 thousand. The cash payments received less offering costs are reflected as contributed capital in the accompanying financial statements. In addition, 5 thousand shares of PeopleMed common stock were granted to an officer of PeopleMed for services valued at $5 thousand.

NOTE 7. STOCK OPTION PLANS AND WARRANTS

In the second quarter of 2001, the Company adopted the 2001 Stock Option Plan (2001 Plan). The 2001 Plan provides for the issuance of up to 15 million shares of the common stock to employees, officers, directors, and consultants of the Company. Options may be granted as incentive stock options or non-qualified stock options. The 2001 Plan expires on December 28, 2010. As of December 31, 2001, options to purchase 80 thousand shares of the Company’s common stock at a weighted average exercise price of $0.96 per share through 2001 were outstanding under the 2001 Plan, of which 14 thousand options to purchase shares were exercisable.

The Company’s Amended and Restated Stock Option Plan (the Plan) provides for the issuance of options to purchase up to 2.2 million shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive or nonqualified stock options. Only employees of the Company are eligible to receive incentive options. The Plan expired on May 31, 2000. As of December 31, 2001, options to purchase 1.251 million shares of the Company’s common stock at a weighted average exercise price of $1.14 per share were outstanding under the Plan of which 985 thousand options be purchase shares, were exercisable. Options granted under the Plan vest on a straight-line basis based on schedules as determined by the Board of Directors upon grant and generally expire 10 years after grant.

During 2001, the company issued 34 thousand stock options. During 2000, the Company also issued 255 thousand non-qualified stock options to certain employees.

During 2000, the Company granted two outside consultants non-qualified options to purchase 35 thousand shares of the Company’s common stock. The fair value of these options grants was $64 thousand and was charged to the statement of operations as these options were earned.

In 1999, two consultants were granted nonqualified options to each purchase 20 thousand shares of the Company’s common stock at $0.66 per share. The fair value of these grants was $26 thousand and was charged to the statement of operations over a two year period.

In 1999, the Board of Directors approved a grant of nonqualified options, to purchase 1.5 million shares of the Company’s common stock to two officers of the Company, which are exercisable only at the earlier of (i) such time as the earnings of the Company are at least $.01 per share, reported in the Company’s audited financial statements; (ii) such time as the Company is sold or merged, or there is a change in control of the Company; or (iii) 5 years from the effective date, and are exercisable at $0.5625 per share for a period of ten years.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARYNOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the activity for options for the years ended as of December 31:

                                         2001                2000                1999
                                  Options     Price*   Options     Price*    Options     Price*
                                  -------     -----    -------     -----     -------     -----
Outstanding, beginning of year   6,336,971   $ 0.85   7,015,216   $ 0.90    4,391,216   $ 0.98
Granted                             34,000     0.64     290,000     1.34    3,020,500     0.62
Forfeited/canceled                (113,000)    1.01    (924,425)    0.81     (396,500)    0.94
Exercised                            --         --      (44,000)    0.92        ---        --
                                ----------           ----------            ----------

Outstanding, end of year         6,257,971     0.85   6,336,971     0.85    7,015,216   $ 0.90
                                ----------           ----------            ----------

* Price reflects the weighted average exercise price.

The following table presents the composition of options outstanding and exercisable as of December 31, 2001:

                               -------------------              -------------------
                               Options Outstanding              Exercisable Options
                               -------------------              -------------------

Range of exercise prices       Amount        Price*   Life*       Amount       Price*
------------------------       ------        -----    ----        ------       -----
$ 0.56     -     1.00        5,312,998      $ 0.68     7.5      2,205,932     $ 0.73
  1.03     -     1.50          297,500        1.18     7.9        204,500       1.13
  1.51     -     2.00          420,973        1.73     6.4        342,473       1.76
  2.45     -     3.00          213,000        2.51     5.7        211,000       2.50
  3.75                          13,500        3.75     5.0         13,200       3.75
                            ----------                         ----------

Total December 31, 2001      6,257,971        0.85     7.4      2,977,105       1.01
                            ----------                         ----------

*Price and life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Pro forma disclosures

The fair value of options granted during 2001, 2000 and 1999 were determined using the following weighted average assumptions:

A risk-free rate of approximately 4.39%, 5.65% and 6.14%; an average expected lives of 5 years; a dividend yield of 0%; and volatility of 326%, 284%, and 244% for the years ended December 31, 2001, 2000 and 1999, respectively.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARYNOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the purposes of pro forma disclosures, the estimated fair value of the employee options is amortized to expense over the options’ vesting period. Pro forma information is as follows:

                                             2001            2000            1999

     Pro forma net loss               $  (1,998,000)  $  (5,558,000)  $  (8,865,000)
     Pro forma net loss per share             (0.09)          (0.40)          (0.84)

The estimated fair value of the total options granted during the years ended December 31, 2001, 2000 and 1999 was $22 thousand, $387 thousand and $1.787 million, respectively. The estimated fair value compensation expense associated with the options granted during 2001, 2000 and 1999 and their respective portions vesting were $12 thousand, $37,000 and $183 thousand, respectively, for the years ended December 31, 2001, 2000 and 1999.

Warrants

The following summarizes the outstanding warrants to purchase shares of common stock of Global Med for the years ended December 31, 2001, 2000 and 1999:

                                                              Weighted
                                               Number of       Average
                                                Warrants    Exercise Price
                                               ---------    --------------

          Balance at December 31, 1998        14,645,888    $   0.91
          Issued                               2,045,588        3.61
          Exercised                           (2,000,000)       0.25
          Canceled                            (2,045,588)       3.60
                                              ----------       -----

          Balance at December 31, 1999        12,645,888        1.01
          Exercised                           (8,000,000)       0.25
                                              ----------       -----

          Balance at December 31, 2000         4,645,888    $   2.31

          Issued                              10,186,430        0.50
                                              ----------       -----
          Balance at December 31, 2001        14,832,318        1.07
                                              ==========       =====

All of the outstanding warrants are exercisable and expire in the years 2002 to 2011.

On December 22, 1999, the Board of Directors extended the exercise time of its previously issued 1.457 million Class A Warrants from February 11, 2002 to February 11, 2003. The Company has also reduced the exercise price of these warrants from $4.55 to $3.00 per share. This resulted in expense to the Company of $900 thousand. AFFC, the original underwriter, was issued warrants to acquire approximately 46 thousand units exercisable at $11.55 per unit until January 14, 2002. Each unit consists of two shares of common stock and a warrant to purchase one share of common stock at $7.51 per share. The Company extended the underwriter’s warrants until February 11, 2003, but did not reduce the exercise price of the underwriter’s warrants. Using the Black Scholes model for estimating fair value, the Company recognized $78 thousand of financing costs expense on this transaction.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARYNOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On June 2, 1999, the Board of Directors authorized the extension of the 10% Note Warrants. These warrants to purchase 188 thousand shares of common stock of Global Med at $3.75 per share were originally granted on June 26, 1996 and were exercisable for a period of three years, through June 26, 1999. The expiration date was extended to June 26, 2004 by the Board of Directors. All other terms remained the same. Using the Black Scholes model for estimating fair value, the Company recognized $238 thousand of financing costs expense on this transaction.

On July 1, 2001, the Company issued 10.168 million warrants to eBanker exercisable at $0.50 per share. See note 2 for further discussion.

NOTE 8. CONTRIBUTIONS TO RETIREMENT PLAN

The Company has a 401(k) retirement plan which covers eligible employees, as defined, of the Company (the 401(k) Plan). Employees may defer up to fifteen percent of their annual compensation up to the maximum amount as determined by the Internal Revenue Service. Under the 401(k) Plan, the Company, at its discretion, may make contributions to the plan. No Company contributions were made to the 401(k) Plan in 2001, 2000 or 1999.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company is charged a royalty on applicable SAFETRACE® and SAFETRACE TX™ revenues. Royalty expenses were approximately $46 thousand, $8 thousand and $21 thousand for the years ended December 31, 2001, 2000 and 1999, respectively, and are included in cost of revenues in the accompanying statement of operations. Future royalties will be 3%-4% of applicable revenues. The Company is charged a commission by its marketing partners for sales on applicable SAFETRACE TX™ revenues. During the years ended December 31, 2001, 2000 and 1999, the Company recognized commissions expense of $77 thousand, $125 thousand and $0, respectively, which are included in sales and marketing expenses in the accompanying statement of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                       GLOBAL MED TECHNOLOGIES, INC.
                                                                                                                       A Colorado Corporation

Date: March 28, 2002                                                                                    By: /s/   Michael I. Ruxin
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

Date: March 28, 2002                                                                                    By: /s/   Michael I. Ruxin
                                                                                                                               Michael I. Ruxin, Chairman of the Board
                                                                                                                               and Chief Executive Officer and Director

Date: March 28, 2002                                                                                     By: /s/   Thomas F. Marcinek
                                                                                                                               Thomas F. Marcinek, President and Chief
                                                                                                                               Operating Officer

Date: March 28, 2002                                                                                     By: /s/   Gary L. Cook
                                                                                                                               Gary L. Cook, Director, Acting Principal
                                                                                                                               Financial and Accounting Officer and Treasurer

Date: March 28, 2002                                                                                     By: /s/   Gerald F. Willman, Jr.
                                                                                                                               Gerald F. Willman, Jr., Director and Wyndgate
                                                                                                                               Vice President - International Business Development

Date: March 28, 2002                                                                                     By:
                                                                                                                               Fai H. Chan, Director

Date: March 28, 2002                                                                                     By: /s/   Robert H. Trapp
                                                                                                                               Robert H. Trapp, Director

Date: March 28, 2002                                                                                     By:
                                                                                                                               Kwok Jen Fong, Director

Date: March 28, 2002                                                                                     By: /s/   Jeffrey M. Busch
                                                                                                                               Jeffrey M. Busch, Director

Date: March 28, 2002                                                                                     By: /s/   Gordon E. Segal
                                                                                                                               Gordon E. Segal, Director

Date: March 28, 2002                                                                                     By: /s/   Tony T.W. Chan
                                                                                                                               Tony T.W. Chan, Director

Date: March 28, 2002                                                                                     By: /s/   Soo Theng Lua
                                                                                                                               Soo Theng Lua, Director

Date: March 28, 2002                                                                                     By:
                                                                                                                               David T. Chen, Director

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS

TO

FORM 10-KSB

GLOBAL MED TECHNOLOGIES, INC.

and SUBSIDIARY

EXHIBIT INDEX

    Exhibit
    Number                                                     DESCRIPTION

3.1	Amended and Restated Articles of Incorporation, filed June 2, 1995 (1)

3.2	Articles of Amendment to the Articles of Incorporation, filed March 5, 1996 (1)

3.3	Articles of Amendment to the Articles of Incorporation, filed May 30, 1996 (1)

3.4	Bylaws, as amended (1)

4.1	Form of Representative's Warrants to Purchase Units (1)

4.2	Form of Class A common stock Purchase Warrant Certificate (1)

4.3	Specimen copy of stock certificate for common stock, $.01 par value (1)

10.1	Lease Agreement, dated April 15, 1992, and Lease Addendums, dated April 8, 1992 and October 21, 1994 (1)

10.2	Lease Agreement, dated July 19, 1995, and Lease Addendum (1)

10.3	Employment Agreement, dated May 24, 1995, between the Company and Michael I. Ruxin, as amended July 8, 1995, August 1, 1995, September 21, 1995 and July 15, 1996 (1)

10.4	Employment Agreement, dated May 24, 1995, between the Company and William J. Collard, as amended July 22, 1996 (1)

10.5	Employment Agreement, dated June 28, 1995, between the Company and Joseph F. Dudziak (1)

10.6	Employment Agreement, dated February 8, 1996, between the Company and L.E. "Gene" Mundt (1)

10.7	Amended and Restated Stock Option Plan, as amended on May 5, 1995, May 29, 1996 and December 11, 1996 (1)

10.7	(A) Amendment dated March 31, 1997, to the Amended and Restated Stock Option Plan. (2)

10.8	Voting Agreement, dated May 23, 1995 (1)

10.9	Shareholders’ Agreement dated August 16, 1991, as amended on May 5, 1995 September 1996, June 24, 1996, July 25, 1996, Consent and Waiver, dated July 12, 1996, and Rescission of Shareholder’s Agreement, dated June 22, 1996 (1)

10.10	Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.11	Form of Drug Testing Service Contract (1)

10.12	Form of License Agreements (1)

10.13	Warrant Agreement, dated February 11, 1997, between Global Med and American Securities Transfer & Trust, Inc. (1)

10.14	Exclusivity and Software Development Agreement, dated November 14, 1996, between and among Global Med and Ortho Diagnostic Systems Inc. (1)

10.15	Amendment, dated November 14, 1996, to Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.16	Amendment, dated January 14, 1997, to Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.17	Interim Management Agreement, dated July 7, 1997, between the Company and National Medical Review Offices, Inc. (1)

10.18	Asset Purchase Agreement, dated August 18, 1997, between the Company and National Medical Review Offices, Inc. (1)

10.19	Third Amendment to Exclusivity and Software Development Agreement, dated September 17, 1997 between Global Med and Ortho Diagnostic Systems, Inc. (1)

10.20	Second Amended and Restated Stock Option Plan, as amended October 3, 1997 and December 2, 1997 (3)

10.21	Fourth Amendment to Exclusivity and Software Development Agreement, dated December 22, 1997 between Global Med and Ortho Diagnostic Systems, Inc. (4)

10.22	Development Agreement, dated July 12, 1996 between Global Med and The Institute for Transfusion Medicine, dated July 12, 1996, as amended January 12, 1998 (4)

10.23	Loan Commitment, dated April 14, 1998, between Heng Fung Finance Company Limited and the Company, as amended on April 16, 1998 (4)

10.24	Loan Commitment, dated April 14, 1998, between Fronteer Capital, Inc. and the Company, as amended on April 16, 1998 (4)

10.25	Amendment to Loan Commitment, dated April 16, 1998, between Heng Fung Finance Company Limited and the Company (4)

10.26	Amendment to Loan Commitment, dated April 16, 1998, between Fronteer Capital, Inc. and the Company (4)

10.27	Second Amendment to Loan Commitments, dated April 20, 1998 between the Company, Heng Fung Finance Company Limited and Fronteer Capital, Inc. (4)

10.28	Employment Agreement, dated August 1, 1998, between the Company and Michael I. Ruxin (5)

10.29	Employment Agreement, dated August 1, 1998, between the Company and Alan K. Geddes (5)

10.30	Employment Agreement, dated August 1, 1998, between the Company and Thomas F. Marcinek (5)

10.31	Consultancy Agreement, dated August 1, 1998, between the Company and Jeffrey M. Busch, Esq. (5)

10.32	Warrant to Purchase Common Shares dated April 20, 1998, issued by the Company to Heng Fung Finance Company Limited (5)

10.33	Warrant to Purchase Common Shares dated April 20, 1998, issued by the Company to Fronteer Capital, Inc.(5)

10.34	Loan Agreement, dated August 12, 1998, between the Company and Heng Fung Finance Company Limited (5)

10.35	Loan Agreement, dated August 12, 1998, between the Company and Fronteer Capital, Inc. (5)

10.36	Personal Guaranty, dated August 12, 1998, by Michael I. Ruxin, M.D. as Guarantor, the Company as Debtor and Fronteer Capital, Inc. as Beneficiary (5)

10.37	Assignment, Assumption and Consent Agreement, dated September 28, 1998, by the Company, Michael I. Ruxin, M.D., Fronteer Capital Inc. and Fronteer Development Finance, Inc. (5)

10.38	Loan and Warrant Purchase and Sale Agreement, dated October 7, 1998, between the Company, Heng Fung Finance Company Limited and Fronteer Development Finance (5)

10.39	Promissory Note, dated October 30, 1998, by the Company as Maker and Fronteer Development Finance as the Holder (5)

10.40	Warrant to Purchase Common Shares, dated October 30, 1998, issued by the Company to Fronteer Development Finance Inc. (5)

10.41	Promissory Note, dated October 26, 1998, by the Company as Maker and Fronteer Development Finance, Inc. as the Holder (5)

10.42	Promissory Note, dated October 26, 1998, by the Company as the Maker and Heng Fung Finance Company Limited as the Holder (5)

10.43	Warrant to Purchase Common Shares, dated October 26, 1998, issued by the Company to Fronteer Development Finance, Inc. (5)

10.44	Warrant to Purchase Common Shares, dated October 26, 1998, issued by the Company to Heng Fung Finance Company Limited (5)

10.45	Employment Agreement, dated February 1, 1999, between the Company and James Flynt (6)

10.46	Bridge Loan Agreement, dated March 18, 1999, between the Company and eBanker USA.Com, Inc. (6)

10.47	First Amendment to Loan Agreement among the Company, Michael I. Ruxin, M.D., eBanker USA.Com, Inc. and Heng Fung Finance Company Limited, dated March 18, 1999 (6)

10.48	Office Lease between the Company and Golden Hill Partnership, dated January 11, 1999 (6)

10.49	Standard Industrial/Commercial Multi-Tenant Lease between the Company and James W. Cameron, Jr., dated February 8, 1999 (6)

10.50	Settlement Agreement and Release of All Claims between the Company and William J. Collard and Hollis Gailey, dated December 22, 1998 (6)

10.51	Bridge Loan Agreement, dated April 13, 1999, between the Company and Heng Fung Finance Company Limited (7)

10.52	Revised Bridge Loan Agreement, dated May 7, 1999, between the Company and eBanker USA.com, Inc. (7)

10.53	Loan Agreement dated April 12, 2000 between the Company and eBanker (8)

10.54	Loan Agreement dated April 14, 2000 between the Company and eBanker (8)

10.55	Loan extension dated April 14, 2000 between the Company and eBanker (8)

10.56	Loan Agreement dated November 19, 2000 between the Company and eBanker (9)

10.57	Interest payment option dated March 21, 2001 between the Company and eBanker (9)

10.58	2001 Stock Option Plan (11)

10.59	Amended and Restated 1997 Stock Compensation Plan (12)

21	Subsidiaries of the Company

23	Consent of Independent Auditors - Deloitte & Touche LLP

23.1	Consent of Independent Auditors - Ehrhardt Keefe Steiner & Hottman PC

99	Proxy and Right of First Refusal Agreement, dated November 14, 1996, between and among Ortho Diagnostic Systems Inc. and Michael I. Ruxin, William J. Collard, Gerald F. Willman, Jr., Lori J. Willman, Timothy Pellegrini and Gordon Segal (1)

_______________________
(1)	The documents identified are incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 333-11723).

(2)	Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-28155).

(3)	Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-45031).

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997.

(5)	Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-52761).

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

(7)	Incorporated by reference from the Company’s Form 10-QSB for the quarterly period ended March 31, 1999.

(8)	Incorporated by reference from the Company’s Form 10-QSB for the quarterly period ended March 31, 2000.

(9)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended March 31, 2001.

(10)	Incorporated by reference from the Company's Schedule 14A dated March 15, 2001.

(11)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-60674)

(12)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-60672)

34