Form 10-Q
period 2002-03-31
GLOBAL MED TECHNOLOGIES INC
filed 2002-05-15
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes   [X]        No    [  ]

As of May 9, 2002, 24,425,185 shares of the issuer's Common Stock were outstanding.

GLOBAL MED TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

TABLE OF CONTENTS

Part I – Financial Information

                                                                                    PAGE NO.

     Item 1.      Unaudited Condensed Consolidated Financial Statements

         a.       Unaudited Condensed Consolidated Balance Sheets as of
                  March 31, 2002 and December 31, 2001 ...............................  3

         b.       Unaudited Condensed Consolidated Statements of Operations for the
                  three months ended March 31, 2002 and 2001 .........................  5

         c.       Unaudited Condensed Consolidated Statement of Stockholders' Deficit
                  for the three months ended March 31, 2002 ..........................  6

         d.       Unaudited Condensed Consolidated Statements of Cash Flows for
                  the three months ended March 31, 2002 and 2001 .....................  7

         e.       Notes to Unaudited Condensed Consolidated Financial Statements .....  9

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .......................................... 15

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk ......... 18

Part II - Other Information

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                            March 31,   December 31,
                                                              2002         2001
                                                            --------    -----------

ASSETS

CURRENT ASSETS:

   Cash and cash equivalents .........................       $  725       $  677
   Accounts receivable-trade, net ....................          565          778
   Accrued revenues, net .............................          392          426
   Prepaid expenses and other assets .................          137           83
                                                             ------       ------

Total current assets .................................        1,819        1,964

Equipment, furniture and fixtures, net ...............          196          245

Capitalized software development costs, net ..........          717          808

Other assets .........................................           70           70

Notes receivable, related party ......................          140           80

                                                             ------       ------
Total assets .........................................       $2,942       $3,167
                                                             ======       ======

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

                                                                            March 31,   December 31,
                                                                              2002          2001
                                                                            --------    -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Accounts payable .....................................................   $    200    $    262
   Accrued expenses .....................................................        685         817
   Accrued payroll ......................................................        213         215
   Accrued compensated absences .........................................        453         429
   Noncompete accrual ...................................................         35          35
   Deferred revenue .....................................................      1,165       1,333
   Current portion of capital lease obligations .........................         15          59
                                                                            --------    --------

Total current liabilities ...............................................      2,766       3,150

Financing agreements, related party .....................................      3,829       3,829

Deferred revenue, less current portion ..................................        767         781

Capital lease obligations, less current portion .........................         12           9
                                                                            --------    --------

Total liabilities .......................................................      7,374       7,769
                                                                            --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

   Preferred stock, $.01 par value: Authorized shares - 10,000;
      none issued or outstanding ........................................       --          --
   Common stock, $.01 par value: Authorized shares - 90,000;
      issued and outstanding shares - 24,425 and 24,256 at March 31, 2002
      and December 31, 2001, respectively ...............................        244         243
   Additional paid-in capital ...........................................     34,539      34,357
   Warrants and interest, parent company ................................       (884)     (1,063)
   Stock options issued for prepaid services ............................        (46)       --
   Accumulated deficit ..................................................    (38,285)    (38,139)
                                                                            --------    --------

Total stockholders' deficit .............................................     (4,432)     (4,602)
                                                                            --------    --------

Total liabilities and stockholders' deficit .............................   $  2,942    $  3,167
                                                                            ========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

                                                                  Three months ended
                                                                       March 31,
                                                                  2002           2001
                                                                  ----           ----

Revenues ..................................................   $  1,581       $  1,259

Cost of revenues ..........................................        650            655
                                                              --------       --------

Gross profit ..............................................        931            604

OPERATING EXPENSES:
   General and administrative .............................        494            795
   Sales and marketing ....................................        288            536
   Research and development ...............................        110             90
                                                              --------       --------

Income (loss) from operations before other income (expense)         39           (817)

OTHER INCOME (EXPENSE):
   Interest income ........................................          2             10
   Interest expense .......................................       (123)          (119)
   Financing costs ........................................        (64)           (95)
                                                              --------       --------

Net loss ..................................................   $   (146)      $ (1,021)
                                                              ========       ========

Basic and diluted loss per common share ...................   $  (0.01)      $  (0.05)
                                                              ========       ========

Weighted average number of common shares outstanding-
   basic and diluted ......................................     24,379         22,236
                                                              ========       ========

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands)

                                                                           Warrants      Stock
                                                                             and        Options
                                              Common Stock     Additional  Interest,   Issued for
                                           ------------------    paid-in    Parent      Prepaid     Accumulated
                                           Shares      Amount    capital    Company     Services      deficit    Total
                                           ------      ------  ----------  --------   ------------  -----------  -----

Balances, December 31, 2001 ..........     24,256   $    243    $ 34,357    $ (1,063)       --      $(38,139)   $ (4,602)

  Prepaid interest to parent company
    (see note 3) .....................       --         --          --           115        --          --           115

  eBanker warrants (see notes 3 and 5)       --         --          --            64        --          --            64

  Stock options issued for
    prepaid services .................       --         --            48        --           (46)       --             2

  Issuance of common shares for cash .        111          1          49        --          --          --            50
    (see note 5)

  Issuance of options to consultants .       --         --             5        --          --          --             5

  Issuance of common shares for
    services .........................         51       --            77        --          --          --            77

  Issuance of common shares for
    services, related
    party (see note 5) ...............          7       --             3        --          --          --             3

  Net loss ...........................       --         --          --          --          --          (146)       (146)
                                         --------   --------    --------    --------    --------    --------    --------

Balances, March 31, 2002 .............     24,425   $    244    $ 34,539    $   (884)   $    (46)   $(38,285)   $ (4,432)
                                         ========   ========    ========    ========    ========    ========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                         Three months ended
                                                                             March 31,
                                                                          2002       2001
                                                                          ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ...........................................................   $  (146)   $(1,021)
Adjustments to reconcile net loss to net cash provided by (used
   in) operating activities:
     Depreciation and amortization .................................       164        227
     Issuance of common stock for payment of interest, related party       115       --
     Bad debt expense ..............................................         6       --
     Amortization of financing costs ...............................        64         95
     Common stock, options and warrants issued
        for services and other, net ................................        10        212
     Changes in operating assets and liabilities:
        Accounts receivable-trade, net .............................       207         22
        Accrued revenues, net ......................................        34        (61)
        Prepaid expenses and other assets ..........................       (54)       (17)
        Accounts payable ...........................................       (62)       (54)
        Accrued expenses ...........................................      (132)       232
        Accrued payroll ............................................        (2)        37
        Accrued compensated absences ...............................        24         18
        Deferred revenue ...........................................      (182)        81
                                                                       -------    -------

Net cash provided by (used in) operating activities ................        46       (229)
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment, furniture and fixtures .....................        (5)        (1)
Notes receivable, related party ....................................       (60)       (25)
Funded software development costs ..................................        58        (54)
                                                                       -------    -------

Net cash used in investing activities ..............................        (7)       (80)
                                                                       -------    -------

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

                                                            Three months ended
                                                                 March 31,
                                                             2002      2001
                                                             ----      ----

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common shares for cash ....................   $    50    $  --
Principal payments under capital lease obligations ....       (41)       (34)
                                                          -------    -------

Net cash provided by (used in) financing activities ...         9        (34)
                                                          -------    -------

Net increase (decrease) in cash and cash equivalents ...       48       (343)

Cash and cash equivalents at beginning of period .......      677      1,210
                                                          -------    -------

Cash and cash equivalents at end of period .............  $   725    $   867
                                                          =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS

The company paid $8 thousand and $4 thousand for interest for the three months ended March 31, 2002 and 2001, respectively.

The company issued common shares to a related party for services valued at $3 thousand and $9 thousand at March 31, 2002 and 2001, respectively.

Global Med issued 51 thousand shares of common stock and PeopleMed issued 25 thousand shares of common stock as consideration for intellectual property used in the development of software during the three months ended March 31, 2002. These shares were valued at $77 thousand.

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the “Company” or “Global Med”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position at March 31, 2002 and the results of their operations for the three months ended March 31, 2002 and 2001 have been included.

In November 2000, eBanker USA.com, Inc. (“eBanker”) and Global Med entered into a series of transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision USA.Com, Inc. (“eVision”). (See Note 2.) As of November 28, 2001, eBanker is controlled by Online Credit Limited (“Online Credit”).

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Commencing upon the initial product release or when software development revenue has begun to be recognized, these costs are amortized, based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, generally three years. For the quarter ended September 30, 2001, the company revised its estimated period for amortizing capitalized software development costs for SafeTrace Tx from three to approximately four years. The change in estimate was based primarily on a revised product life cycle of this product and future revenue estimates. For the three months ended March 31, 2002 and 2001, the Company recorded approximately $110 thousand and $187 thousand of amortization for all products, respectively. Amortization of capitalized software costs is included in cost of revenues in the accompanying statements of operations.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. The interim results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period of 2002 or for the year ending December 31, 2002.

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

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods presented. Diluted net loss per common share reflects the potential dilution of securities that could participate in the earnings unless their effort is antidilutive. Stock options, warrants outstanding and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Common share equivalents are excluded from the computation, as their effect would be antidilutive. For the three months ended March 31, 2002 and 2001 approximately 7.6 million and 6.5 million equivalent dilutive securities (primarily convertible debt, common stock options, and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 (continued)

Recently Issued Accounting Principles

In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 “Business Combinations” and “Goodwill and other Intangible Assets”. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. The Company adopted this statement on January 1, 2002. The adoption of this statement did not have a material effect on the financial position or results of operations of the Company.

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Log-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have a material impact on its consolidated financial statements.

The Company had an accumulated deficit of $38.285 million as of March 31, 2002. In view of the Company's current cash position, financing activities, and projected cash flow, management believes the Company has the financial resources, or can obtain the financial resources, to maintain its planned level of operations for the next twelve months, although the Company anticipates that it may continue to incur operating losses, negative cash flows and capital expenditures during that period.

Certain prior period amounts have been reclassified to conform with the current period presentation.

2. RELATED PARTIES

Global Med is financed primarily through lending arrangements provided by eBanker as discussed further below. Until November 28, 2001, eBanker was a consolidated subsidiary of eVision. eVision is majority owned by Heng Fung Holdings Limited (“Heng Fung” formerly known as Online Credit International Limited) and its subsidiary, Online Credit. Online Credit and eBanker are shareholders of Global Med. Until November 28, 2001, eVision was also a shareholder of Global Med. Additionally, eVision and eBanker each hold warrants to acquire 1.138 million and 11.186 million shares, respectively, of Global Med’s common stock with exercise prices that range from $0.25-$0.50 per share. As discussed further below and in the accompanying financial statements, in November 2000, eBanker and Global Med entered into a series of equity transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision during the fiscal year 2000.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 (continued)

During the three months ended March 31, 2002 and 2001, eVision provided the Company with various accounting services for which the Company incurred $24 thousand and $41 thousand in general and administrative expenses, respectively. During the three months ended March 31, 2002 and 2001, the Company incurred $115 thousand and $115 thousand, respectively, in interest charges from eBanker. As of March 31, 2002 and 2001, the Company had accrued liabilities consisting of interest and accounting services expense in the amounts of $16 thousand and $212 thousand from eVision and eBanker, respectively. These amounts are included in accrued expenses in the accompanying balance sheet.

During the three months ended March 31, 2002, the Company paid approximately $11 thousand to a company partially owned by an officer of the Company for tax-related work, which was then paid to a third party tax return preparer.

3. FINANCING AGREEMENTS, RELATED PARTY

In November 2000, eBanker agreed to exercise warrants to purchase 8 million shares of common stock of Global Med at $0.25 per share in exchange for canceling $2 million of its notes receivable from Global Med. The remaining $3.4 million outstanding under the various financing agreements and accrued interest of $428.7 thousand were combined into one agreement and the due date was extended to July 1, 2001. Global Med agreed to pay interest of 12% per annum on a semi-annual basis, with the first interest payment due May 19, 2001. The 8 million shares of common stock were issued on February 28, 2001 and are considered outstanding as of November 19, 2000. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197.6 thousand shares of common stock of Global Med. As the principal and interest were not paid in full by July 1, 2001, the due date of the principal automatically extended to July 1, 2003 and Global Med issued eBanker warrants to acquire up to 10.186 million shares of Global Med common stock with an exercise price of $0.50 per share. Also, on July 1, 2001, the outstanding debt was no longer convertible into the common stock of the Company at $1.00 per share. Additionally, upon the occurrence of certain events related to a certain contract Global Med is negotiating, Global Med will have the right, in its discretion, to put its shares of common stock worth up to $1.5 million to eBanker at $0.50 per share in the form of exchanging debt for common stock. The outstanding loan balance was convertible into the common stock of Global Med at eBanker’s option at a rate of $1.00 per share until July 1, 2001. The default conversion rate under this extension was increased to $1.00 per share. As consideration for the change in this provision, eBanker was issued 500 thousand restricted shares of Global Med common stock.

The loan with eBanker is secured by all of Global Med’s assets including its shares in PeopleMed and the assets of PeopleMed.com, Inc., and Global Med, including intellectual property. As part of the November 19, 2000 Loan Agreement, the Personal Guarantee of Dr. Michael I. Ruxin, as dated August 12, 1998, and assigned to eBanker, was reduced from $1.5 million to $650 thousand plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets. As part of the November 19, 2000 Financing Agreement, Global Med agreed to register and maintain registration for all present and future shares including underlying warrants, belonging to eBanker. Global Med may file a registration statement for these shares and warrants during 2002.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 (continued)

On June 20, 2001, the Company elected to exercise the interest payment option. As a result, eBanker was issued 1.747 million shares of the Company’s common stock in May of 2002 as payment for the interest expense on the Company’s outstanding loan balance with eBanker of $3.829 million through the loan’s maturity date of July 1, 2003. The 1.747 million shares are considered outstanding as of June 20, 2001, the date the interest option was exercised. These shares were valued at $1.188 million based on the Market Value of the stock on June 20, 2001. The Company recorded $566 thousand and $681 thousand in a contra-equity account associated with the issuance of these shares as of March 31, 2002 and December 31, 2001, respectively.

If Global Med defaults on the repayment of any amount borrowed under the combined note issued to eBanker, all existing members of the Board of Directors of Global Med will be required to resign and eBanker will have the right to appoint all new members. At March 31, 2002 and December 31, 2001, principal of $3.829 million and $0 accrued interest were outstanding under the financing agreements between eBanker and Global Med.

4. PEOPLEMED.COM, INC.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc., (“PeopleMed”) a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. The remaining 17% of PeopleMed is owned by third parties, certain officers and directors of Global Med. There is no minority interest reflected in the March 31, 2002 or December 31, 2001 balance sheets because PeopleMed had a stockholders’ deficit at those dates.

5. STOCKHOLDERS’ EQUITY (DEFICIT)

Stock Compensation

In 2000, the Company authorized the issuance of 35 thousand shares to an officer of the Company. Of the 35 thousand authorized shares, 7 thousand had been issued as of March 31, 2002. The remaining shares will be issued at a rate of 7 thousand per year as they are earned. During the three months ended March 31, 2002, the Company recognized approximately $3 thousand in compensation expense in the statements of operations related to the vesting of these shares.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 (continued)

Issuance of Warrants

On July 1, 2001, eBanker received the right to be issued 10.186 million warrants for the purchase of the Company’s common stock at $0.50 per share. The warrants will be issued in accordance with the terms of the November 19, 2000 Financing Agreement between the Company and eBanker. The number of warrants to be issued was calculated based on the outstanding principal balance on the Company’s loan with eBanker as of July 1, 2001. The warrants expire on July 1, 2011. In accordance with the terms of the November 2000 financing agreement between the Company and eBanker, the Company is obligated to register and maintain current registration on the shares, underlying the warrants, for resale under the Securities Act of 1933 (“1933 Act”). The Company used independent, third party consultants for estimating the fair value of the warrants to purchase 10.186 milion shares of the Company’s common stock. The warrants were valued at $510 thousand. The Company recorded $510 thousand in deferred financing costs associated with the issuance of these warrants as of July 1, 2001. The Company is ratably amortizing the costs associated with these warrants over 24 months, the remaining life of the note payable as of July 1, 2001. The Company recognized approximately $64 thousand in financing costs related to the issuance of these warrants for the three months ended March 31, 2002.

Issuance of Common Shares for Cash

The Company received $50,000 from a third party related to the sale of approximately 111 thousand shares of the Company’s common stock. In conjunction with the sale of the common shares, the investor received the right to approximately 27 thousand warrants to purchase the same number of common shares of the Company’s stock at $1.25 per share. These warrants are exercisable immediately and expire in January of 2007. Neither the shares nor the warrants were issued during the three months ended March 31, 2002 but are considered outstanding as of January 24, 2002, the date of the purchase.

6. BUSINESS SEGMENT INFORMATION

The Company classifies its products into two core business segments: the Wyndgate Division (“Wyndgate”) and PeopleMed. Wyndgate develops, markets and supports blood tracking systems to assist community blood centers, hospitals, plasma centers and outpatient clinics in the U.S. in complying with the quality and safety standards of the FDA for the collection, transfusion, and management of blood and blood products. PeopleMed offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s systems use the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims, and medical records. The following presents segment information for the three months ended March 31, 2002 and 2001:

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 (continued)

                       Three Months Ended March 31, 2002
                                   In $(000s)

                                                Wyndgate
                                                Division  PeopleMed   TOTAL
                                                --------  ---------   -----

Revenues ....................................   $ 1,439    $   142    $ 1,581
                                                =======    =======    =======
Income (loss) from
operations before other
income (expenses) ...........................   $    77    $   (38)   $    39
Interest expense ............................      (123)      --         (123)
Interest income .............................         2       --            2
Financing costs .............................       (64)      --          (64)
                                                -------    -------    -------
Net loss ....................................   $  (108)   $   (38)   $  (146)
                                                =======    =======    =======
Depreciation and amortization ...............   $   154    $    10    $   164
                                                =======    =======    =======
Capital expenditures ........................         5       --            5
                                                =======    =======    =======
Identifiable assets as of
 March 31, 2002 .............................     2,557        385      2,942
                                                =======    =======    =======

                       Three Months Ended March 31, 2001
                                   In $(000s)

                                                Wyndgate
                                                Division  PeopleMed   TOTAL
                                                --------  ---------   -----

Revenues ....................................   $ 1,115    $   144    $ 1,259
                                                =======    =======    =======
Loss from operations before other
income (expenses) ...........................   $  (612)   $  (205)   $  (817)
Interest expense ............................      (119)      --         (119)
Interest income .............................         6          4         10
Financing costs .............................       (95)      --          (95)
                                                -------    -------    -------
Net loss ....................................   $  (820)   $  (201)   $(1,021)
                                                =======    =======    =======
Depreciation and amortization ...............   $   220    $     7    $   227
                                                =======    =======    =======
Capital expenditures ........................         1       --            1
                                                =======    =======    =======
Identifiable assets as of
 March 31, 2001 .............................     2,678        938      3,616
                                                =======    =======    =======

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended March 31, 2002 increased by $322 thousand or 25.5% when compared with the same three month period in 2001. This increase was due primarily to an increase in implementation and consulting services revenues of $289 thousand, when compared with the same period for 2001.

Cost of revenue. Cost of revenue as a percentage of total revenues was 41.1% and 52.0% for the three months ended March 31, 2002 and 2001, respectively. The increase in gross profit margin was primarily due to the increase in revenues while cost of revenues remained constant. The Company was able to accomplish this through effective utilization of its resource base. In addition, the change in the Company’s amortization policy for software development resulted in a reduction in amortization costs for the three months ended March 31, 2002 of approximately $77 thousand when compared with the comparable period in 2001. (See note 1.)

Gross profit. Gross profit as a percentage of total revenue was 58.9% and 48.0% for the three months ended March 31, 2002 and 2001, respectively.

General and administrative. General and administrative expenses decreased $301 thousand or 38.0%, for the three months ended March 31, 2002 compared to the same three months in 2001. The decrease in costs was primarily due to a decrease in investor relations fees of $220 thousand. In addition, legal fees decreased by $56 thousand. This decrease is mainly due to reduced reliance on outside legal counsel.

Sales and marketing. Sales and marketing expenses decreased $248 thousand or 46.4%, for the three months ended March 31, 2002 compared to the same three months in 2001. This decrease in sales and marketing expenses was primarily due to decreased labor-related charges of $40 thousand, decreased commissions expenses of $48 thousand, and a decrease in contract labor expenses of $40 thousand.

Research and development. Research and development expenses increased $20 thousand to $110 thousand for the three months ended March 31, 2002 compared to $90 thousand for the same three months in 2001.

Interest expense. Interest expense was consistent at $123 thousand and $119 thousand for the three months ended March 31, 2002 and 2001, respectively.

Financing costs. Financing costs decreased $31 thousand for the three month period ended March 31, 2002 when compared with the same period for 2001.

Net loss. The Company’s net loss for the three months ended March 31, 2002 and 2001 was $146 thousand and $1.021 million, respectively. The difference of $875 thousand relates primarily to increased sales and reduced administrative, sales and marketing, and research and development costs for the period.

In November 2000, eBanker agreed to exercise warrants to purchase 8 million shares of common stock of Global Med at $0.25 per share in exchange for canceling $2 million of its notes receivable from Global Med. The remaining $3.4 million outstanding under the various financing agreements and accrued interest of $428.7 thousand were combined into one agreement and the due date was extended to July 1, 2001. Global Med agreed to pay interest of 12% per annum on a semi-annual basis, with the first interest payment due May 19, 2001. The 8 million shares of common stock were issued on February 28, 2001 and are considered outstanding as of November 19, 2000. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197.6 thousand shares of common stock of Global Med. As the principal and interest were not paid in full by July 1, 2001, the due date of the principal automatically extended to July 1, 2003 and Global Med issued eBanker warrants to acquire up to 10.186 million shares of Global Med common stock with an exercise price of $0.50 per share. Also, on July 1, 2001, the outstanding debt was no longer convertible into the common stock of the Company at $1.00 per share. Additionally, upon the occurrence of certain events related to a certain contract Global Med is negotiating, Global Med will have the right, in its discretion, to put its shares of common stock worth up to $1.5 million to eBanker at $0.50 per share in the form of exchanging debt for common stock. The outstanding loan balance was convertible into the common stock of Global Med at eBanker’s option at a rate of $1.00 per share until July 1, 2001. The default conversion rate under this extension was increased to $1.00 per share. As consideration for the change in this provision, eBanker was issued 500 thousand restricted shares of Global Med common stock.

The loan with eBanker is secured by all of Global Med’s assets including its shares in PeopleMed and the assets of PeopleMed.com, Inc., and Global Med, including intellectual property. As part of the November 19, 2000 Loan Agreement, the Personal Guarantee of Dr. Michael I. Ruxin, as dated August 12, 1998, and assigned to eBanker, was reduced from $1.5 million to $650 thousand plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets. As part of the November 19, 2000 Financing Agreement, Global Med agreed to register and maintain registration for all present and future shares including underlying warrants, belonging to eBanker. Global Med may file a registration statement for these shares and warrants during 2002.

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

On June 20, 2001, the Company elected to exercise the interest payment option. As a result, eBanker was issued 1.747 million shares of the Company’s common stock in May of 2002 as payment for the interest expense on the Company’s outstanding loan balance with eBanker of $3.829 million through the loan’s maturity date of July 1, 2003. The 1.747 million shares are considered outstanding as of June 20, 2001, the date the interest option was exercised. These shares were valued at $1.188 million based on the Market Value of the stock on June 20, 2001. The Company recorded $566 thousand and $681 thousand in a contra-equity account associated with the issuance of these shares as of March 31, 2002 and December 31, 2001, respectively.

If Global Med defaults on the repayment of any amount borrowed under the combined note issued to eBanker, all existing members of the Board of Directors of Global Med will be required to resign and eBanker will have the right to appoint all new members. At March 31, 2002 and December 31, 2001, principal of $3.829 million and $0 accrued interest were outstanding under the financing agreements between eBanker and Global Med.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $725 thousand as of March 31, 2002 compared to $677 thousand at December 31, 2001, none of which was restricted.

The Company had a net working capital deficit of $947 thousand as of March 31, 2002 and $1.186 million at December 31, 2001. The primary reason for the increase in working capital is the reduction in deferred revenue.

Cash flows from operations provided $45 thousand in net cash for the three months ended March 31, 2002. The cash provided during the three months ended March 31, 2002 consisted primarily of the net loss of $146 thousand, net of non-cash changes which provided $359 thousand and changes in operating assets and liabilities which used $168 thousand.

The Company had an accumulated deficit of $38.285 million as of March 31, 2002. In view of the Company's current cash position, financing activities, and projected cash flow, management believes the Company has the financial resources, or can obtain the financial resources, to maintain its planned level of operations for the next twelve months, although the Company anticipates that it may continue to incur operating losses, negative cash flows and capital expenditures during that period.

RECENTLY ISSUED FINANCIAL ACCOUNTS STANDARDS

In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 “Business Combinations” and “Goodwill and other Intangible Assets”. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. The Company adopted this statement on January 1, 2002. The adoption of this statement did not have a material effect on the financial position or results of operations of the Company.

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Log-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have a material impact on its consolidated financial statements.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated. The foregoing notwithstanding, on September 8, 2000, a law suit was filed in the United States District Court for the Southern District of New York, Case No. 00 CIV. 6769, against certain shareholders and directors of the Company, including, eVision, eBanker, American Fronteer Financial Corporation (“AFFC”), Fai H. Chan, Tony T.W. Chan, Robert Trapp, Kwok Jen Fong, Jeffrey M. Busch, Gary L. Cook and other officers and directors of these entities for alleged misrepresentations and/or omissions of material facts in private offering memoranda, communications with shareholders, and in eVision’s Annual Report on Form 10-K, in violation of Sections 10(b) and Rule 10b-5 of the Securities and Exchange Act of 1934. Among other items, the plaintiffs were seeking compensatory damages of no less than $70 million. On March 19, 2001, the United States District Court dismissed the lawsuit in response to a Motion to Dismiss filed by the defendants on December 7, 2000. The plaintiffs are currently pursuing an appeal of the dismissal. The defendants intend to vigorously defend the appeal, if filed.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the third quarter ended March 31, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                        GLOBAL MED TECHNOLOGIES, INC.
                                                                                        A Colorado Corporation

Date:           May 15, 2002                                               By /s/ Michael I. Ruxin
                                                                                               Michael I. Ruxin, Chairman of the Board
                                                                                               and Chief Executive Officer

Date:           May 15, 2002                                                By /s/ Gary L. Cook
                                                                                                Gary L. Cook, Director, Acting Principal
                                                                                                Financial Officer and Treasurer