Form 10-Q
period 2002-06-30
GLOBAL MED TECHNOLOGIES INC
filed 2002-08-14
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes   [X]        No    [  ]

As of August 12, 2002, 24,538,296 shares of the issuer’s $0.01 par value Common Stock were outstanding.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

TABLE OF CONTENTS

Part I – Financial Information

                                                                                    PAGE NO.

     Item 1.      Condensed Consolidated Financial Statements

         a.       Unaudited Condensed Consolidated Balance Sheets as of
                  June 30, 2002 and December 31, 2001 ................................  3

         b.       Unaudited Condensed Consolidated Statements of Operations for the
                  three months ended June 30, 2002 and 2001 ..........................  5

         c.       Unaudited Condensed Consolidated Statements of Operations for the six
                  months ended June 30, 2002 and 2001 ................................  6

         d.       Unaudited Condensed Consolidated Statement of Stockholders' Deficit
                  for the six months ended June 30, 2002 .............................  7

         e.       Unaudited Condensed Consolidated Statements of Cash Flows for the six
                  months ended June 30, 2002 and 2001 ................................  8

         f.       Notes to Unaudited Condensed Consolidated Financial Statements ..... 10

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .......................................... 17

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk ......... 20

Part II - Other Information

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                             June 30,   December 31,
                                                               2002         2001
                                                             -------    -----------

ASSETS
------

CURRENT ASSETS:

   Cash and cash equivalents .........................       $  966       $  677
   Accounts receivable-trade, net ....................          673          778
   Accrued revenues, net .............................          415          426
   Prepaid expenses and other assets .................           97           83
                                                             ------       ------

Total current assets .................................        2,151        1,964

Equipment, furniture and fixtures, net ...............          297          245

Capitalized software development costs, net ..........          642          808

Other assets .........................................           70           70

Notes receivable, related party ......................          230           80

                                                             ------       ------
Total assets .........................................       $3,390       $3,167
                                                             ======       ======

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

                                                                    June 30,   December 31,
                                                                      2002        2001
                                                                    -------    -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:

   Accounts payable ...........................................   $    296    $    262
   Accrued expenses ...........................................        665         817
   Accrued payroll ............................................        125         215
   Accrued compensated absences ...............................        452         429
   Noncompete accrual .........................................         35          35
   Deferred revenue ...........................................      1,189       1,333
   Current portion of capital lease obligations ...............       --            59
                                                                  --------    --------

Total current liabilities .....................................      2,762       3,150

Financing agreements, related party ...........................      4,005       3,829

Deferred revenue, less current portion ........................        798         781

Capital lease obligations, less current portion ...............       --             9
                                                                  --------    --------

Total liabilities .............................................      7,565       7,769
                                                                  --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

   Preferred stock, $.01 par value: Authorized shares - 10,000;
      none issued or outstanding ..............................       --          --
   Common stock, $.01 par value: Authorized shares - 90,000;
      issued and outstanding shares - 24,538 and 24,256 at
       June 30, 2002 and December 31, 2001, respectively ......        245         243
   Additional paid-in capital .................................     34,592      34,357
   Warrants and interest, parent company ......................       (705)     (1,063)
   Stock options issued for prepaid services ..................        (41)       --
   Accumulated deficit ........................................    (38,266)    (38,139)
                                                                  --------    --------

Total stockholders' deficit ...................................     (4,175)     (4,602)
                                                                  --------    --------

Total liabilities and stockholders' deficit ...................   $  3,390    $  3,167
                                                                  ========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

                                                                 Three months ended
                                                                      June 30,
                                                                  2002        2001
                                                                  ----        ----

Revenues ..................................................   $  1,832    $  1,531

Cost of revenues ..........................................        693         606
                                                              --------    --------

Gross profit ..............................................      1,139         925

OPERATING EXPENSES:
   General and administrative .............................        481         930
   Sales and marketing ....................................        364         457
   Research and development ...............................         94          97
                                                              --------    --------

Income (loss) from operations before other income (expense)        200        (559)

OTHER INCOME (EXPENSE):
   Interest income ........................................          2           2
   Interest expense .......................................       (119)       (116)
   Financing costs ........................................        (64)        (95)
   Provision for income taxes .............................       --          --
                                                              --------    --------

Net income (loss) .........................................   $     19    $   (768)
                                                              ========    ========

Net income (loss) per common share:
   Basic ..................................................   $   0.00    $  (0.03)
                                                              ========    ========
   Diluted ................................................   $   0.00    $  (0.03)
                                                              ========    ========

Weighted average number of common shares outstanding:
   Basic ..................................................     24,490      22,333
                                                              ========    ========
   Diluted ................................................     30,949      22,333
                                                              ========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

                                                                 Six months ended
                                                                      June 30,
                                                                  2002        2001
                                                                  ----        ----

Revenues ..................................................   $  3,413    $  2,790

Cost of revenues ..........................................      1,343       1,261
                                                              --------    --------

Gross profit ..............................................      2,070       1,529

OPERATING EXPENSES:
   General and administrative .............................        975       1,725
   Sales and marketing ....................................        652         993
   Research and development ...............................        204         187
                                                              --------    --------

Income (loss) from operations before other income (expense)        239      (1,376)

OTHER INCOME (EXPENSE):
   Interest income ........................................          4          12
   Interest expense .......................................       (242)       (235)
   Financing costs ........................................       (128)       (190)
                                                              --------    --------

Net loss ..................................................   $   (127)   $ (1,789)
                                                              ========    ========

Basic and diluted loss per common share ...................   $  (0.01)   $  (0.08)
                                                              ========    ========

Weighted average number of common shares outstanding
   basic and diluted ......................................     24,435      22,285
                                                              ========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands)

                                                                                  Stock
                                                                                 Options
                                                                      Warrants    Issued
                                      Common Stock      Additional  and Interest,  for
                                    ------------------    paid-in     Parent     Prepaid   Accumulated
                                    Shares      Amount    capital     Company    Services    Deficit    Total
                                    -----       ------  ----------  -----------  --------  -----------  -----

Balances, December 31, 2001 ...     24,256   $    243   $ 34,357   $ (1,063)       --      $(38,139)   $ (4,602)

  Prepaid interest to parent
      company (see note 3) ....       --         --         --          230        --          --           230

  eBanker warrants
      (see notes 3 and 5) .....       --         --         --          128        --          --           128

  Stock options issued for
      prepaid services ........       --         --           48       --           (41)       --             7

  Issuance of common shares
      for cash (see note 5) ...        222          2         98       --          --          --           100

  Issuance of options
      to consultants ..........       --         --            7       --          --          --             7

  Issuance of common shares for
      services ................          3       --            2       --          --          --             2

  Issuance of common shares for
      intellectual property ...         50       --           52       --          --          --            52

  Issuance of equity for
      intellectual property ...       --         --           25       --          --          --            25

  Issuance of common shares for
      services, related party
      (see note 5) ............          7       --            3       --          --          --             3

  Net loss ....................       --         --         --         --          --          (127)       (127)
                                  --------   --------   --------   --------    --------    --------    --------

Balances, June 30, 2002 .......     24,538   $    245   $ 34,592   $   (705)   $    (41)   $(38,266)   $ (4,175)
                                  ========   ========   ========   ========    ========    ========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                           Six months ended
                                                                June 30,
                                                            2002       2001
                                                            ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .............................................   $  (127)   $(1,789)

Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities:

     Depreciation and amortization ...................       320        459
     Amortization of financing costs .................       128        189
     Issuance of common stock for prepayment
       of interest, related party ....................       230        224
     Common stock, options and warrants issued
       for services and other, net ...................        19        222
     Bad debt expense ................................        12         36
     Changes in operating assets and liabilities:
        Accounts receivable-trade, net ...............        93        (76)
        Accrued revenues, net ........................        11       (139)
        Prepaid expenses and other assets ............       (14)        37
        Accounts payable .............................        34         39
        Accrued expenses .............................      (164)       321
        Accrued payroll ..............................       (90)        32
        Accrued compensated absences .................        23         21
        Deferred revenue .............................      (151)       (30)
                                                         -------    -------

Net cash provided by (used in) operating activities ..       324       (454)
                                                         -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment, furniture and fixtures .......      (147)        (2)
Issuance of notes receivable, related party ..........      (150)       (50)
Funded software development, net .....................        92       --
Increase in software development costs ...............       (74)      (116)
                                                         -------    -------

Net cash used in investing activities ................      (279)      (168)
                                                         -------    -------

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

                                                             Six months ended
                                                                 June 30,
                                                              2002      2001
                                                              ----      ----

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common shares for cash .....................   $   100    $  --
Principal payments under capital lease obligations .....       (56)       (67)
Proceeds from note payable, related party, .............       200       --
                                                           -------    -------

Net cash provided by (used in) financing activities ....       244        (67)
                                                           -------    -------

Net increase (decrease) in cash and cash equivalents ...       289       (689)

Cash and cash equivalents at beginning of period .......       677      1,210
                                                           -------    -------

Cash and cash equivalents at end of period .............   $   966    $   521
                                                           =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS

The company paid $8 thousand and $11 thousand for interest for the six months ended June 30, 2002 and 2001, respectively.

The company issued common shares to a related party for services valued at $3 thousand and $9 thousand during the six months ended June 30, 2002 and 2001, respectively.

Global Med issued 50 thousand shares of common stock and PeopleMed issued 25 thousand shares of common stock as consideration for intellectual property used in the development of software during the six months ended June 30, 2002. These shares were valued at $77 thousand.

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the “Company” or “Global Med”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the financial position at June 30, 2002 and the results of their operations of the Company for the three and six months ended June 30, 2002 and 2001 have been included.

In November 2000, eBanker USA.com, Inc. (“eBanker”) and Global Med entered into a series of transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision USA.Com, Inc. (“eVision”). (See Note 2). As of November 28, 2001, eVision’s ownership of eBanker was transferred to Online Credit Limited (“Online Credit”). eVision is a Regulation S-K reporting Company.

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Commencing upon the initial product release or when software development revenue has begun to be recognized, these costs are amortized, based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, generally three years. During the quarter ended September 30, 2001, the company revised its estimated period for amortizing capitalized software development costs for SafeTrace Tx from three to approximately four years. The change in estimate was based primarily on a revised product life cycle of this product and future revenue estimates. For the six months ended June 30, 2002 and 2001, the Company recorded approximately $225 thousand and $377 thousand of amortization, respectively. For the three months ended June 30, 2002 and 2001, the Company recorded approximately $115 thousand and $189 thousand of amortization for all products, respectively. Amortization of capitalized software costs is included in cost of revenues in the accompanying statements of operations.

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has not recorded a provision for income taxes for the three months ended June 30, 2002. No income tax is due for this period or for the six months ended June 30, 2002, because the Company has net losses for this period.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. The interim results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period of 2002 or for the year ending December 31, 2002.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 (continued)

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

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods presented. Diluted net loss per common share reflects the potential dilution of securities that could participate in the earnings unless their effect is antidilutive. Stock options, warrants outstanding and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Common share equivalents are excluded from the computation, as their effect would be antidilutive. For the three months ended June 30, 2001 approximately 6.1 million equivalent dilutive securities (primarily convertible debt, common stock options, and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computation as they are antidilutive. For the six months ended June 30, 2002 and 2001 approximately 7.0 million and 6.3 million equivalent dilutive securities (primarily common stock options and warrants for the six months ended June 30, 2002 and primarily convertible debt, common stock options, and warrants for the six months ended June 30, 2001), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have a material impact on its consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 (continued)

The Company had an accumulated deficit of $38.3 million as of June 30, 2002. In view of the Company’s current cash position, financing activities, and projected cash flow, management believes the Company has the financial resources, or can obtain the financial resources, to maintain its planned level of operations for the next twelve months, although the Company anticipates that it may continue to incur operating losses, negative cash flows and capital expenditures during that period.

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

During the six months ended June 30, 2002 and 2001, eVision provided the Company with various accounting services; the Company incurred $48 and $75 thousand in general and administrative expenses, respectively. During the six months ended June 30, 2002 and 2001, the Company incurred $230 thousand and $224 thousand, respectively, in interest charges from eBanker. As of June 30, 2002 and 2001, the Company had accrued liabilities consisting of accounting services expense in the amounts of $40 thousand and $63 thousand from eVision, respectively. These amounts are included in accrued expenses in the accompanying balance sheet.

During the six months ended June 30, 2002, the Company paid approximately $11 thousand to a company partially owned by an officer of the Company for tax-related work, which was then paid to a third party tax return preparer.

During the six months ended June 30, 2002, the Company’s Notes Receivable, related party balance increased $150 thousand as a result of funds advanced in the form of a promissory note to an entity controlled by a director of the Company, Jeff Busch. In addition, the CEO and Chairman of Global, Michael I. Ruxin, is also on the board of directors of the entity controlled by Jeff Busch. As of June 30, 2002, the Company’s Board of Directors has independently approved borrowings to this entity totaling $370 thousand of which $230 thousand had been advanced as of June 30, 2002. The notes bear interest at 12% per year and mature in 2006.

3. FINANCING AGREEMENTS, RELATED PARTY

In November 2000, eBanker agreed to exercise warrants to purchase 8 million shares of common stock of Global Med at $0.25 per share in exchange for canceling $2 million of its notes receivable from Global Med. The remaining $3.4 million outstanding under the various financing agreements and accrued interest of $428.7 thousand were combined into one

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 (continued)

agreement and the due date was extended to July 1, 2001. Global Med agreed to pay interest of 12% per annum on a semi-annual basis, with the first interest payment due May 19, 2001. The 8 million shares of common stock were issued on February 28, 2001 and are considered outstanding as of November 19, 2000. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197.6 thousand shares of common stock of Global Med. As the principal and interest were not paid in full by July 1, 2001, the due date of the principal automatically extended to July 1, 2003 and Global Med issued eBanker warrants to acquire up to 10.186 million shares of Global Med common stock with an exercise price of $0.50 per share. Also, on July 1, 2001, the outstanding debt was no longer convertible into the common stock of the Company at $1.00 per share. Additionally, upon the occurrence of certain events related to a certain contract Global Med is negotiating, Global Med will have the right, in its discretion, to put its shares of common stock worth up to $1.5 million to eBanker at $0.50 per share in the form of exchanging debt for common stock. The outstanding loan balance was convertible into the common stock of Global Med at eBanker’s option at a rate of $1.00 per share until July 1, 2001. The default conversion rate under this extension was increased to $1.00 per share. As consideration for the change in this provision, eBanker was issued 500 thousand restricted shares of Global Med common stock.The loan with eBanker is secured by all of Global Med’s assets including its shares in PeopleMed and the assets of PeopleMed.com, Inc., and Global Med, including intellectual property. As part of the November 19, 2000 Loan Agreement, the Personal Guarantee of Dr. Michael I. Ruxin, as dated August 12, 1998, and assigned to eBanker, was reduced from $1.5 million to $650 thousand plus prorata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets. As part of the November 19, 2000 Financing Agreement, Global Med agreed to register and maintain registration for all present and future Shares including underlying warrants, belonging to eBanker. Global Med may file a registration statement for these shares and warrants during 2002.

On March 22, 2001, Global Med and eBanker entered into an interest payment option agreement that provides that Global Med may have the option, with five days prior written notice, to elect and pay to eBanker, before July 1, 2001, Global Med’s entire interest payment calculated for the life of loan agree-ment dated November 19, 2000, in the form of 1.747 million shares of Global Med common stock (calculated at $0.6875 per share, which was the prevailing market price on March 22, 2001). In the event that Global Med pays down any principal on the loan prior to July 1, 2003, eBanker will return a number of shares determined by calculating the pro-rata interest avoided due to early repayment of principal divided by $0.6875 per share. eBanker will make this calculation on July 1, 2001, July 1, 2002 and July 1, 2003.

On June 20, 2001, the Company elected to exercise the interest payment option. As a result, eBanker was issued 1.747 million shares of the Company’s common stock in May of 2002 as payment for the interest expense on the Company’s outstanding loan balance with eBanker of $3.829 million through the loan’s maturity date of July 1, 2003. The 1.747 million shares are considered outstanding as of June 20, 2001, the date the interest option was exercised. These shares were valued at $1.188 million based on the market value of the stock on June 20, 2001. The Company has recorded $566 thousand and $681 thousand in a contra-equity account associated with the issuance of these shares as of June 30, 2002 and December 31, 2001, respectively.

In June, 2002, the Company entered into a agreement whereby Global Med International Holdings Limited (“GMIHL”), a related foreign entity owned by eBanker, advanced $200 thousand to the Company in the form of a note payable (the “Note”). The Note is due on July 1, 2003 and bears no interest. In lieu of interest, the Note holder will receive the following consideration:

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 (continued)

°	Global Med commits to obtain GMIHL written approval before committing to issue Global Med common shares either directly, or through derivative instrument, in transaction pursuant to which Global Med will receive net proceeds per share of less than $1 after expenses fees and expenditures commitments (except pursuant to employee and consulting options, warrants and/or stock bonuses approved by Global Med’s Board of Directors and/or pursuant to any existing contractual commitment, including, but not limited to any currently outstanding stock options and warrants). GMIHL will have full authority in providing or withholding this approval.

°	GMIHL will receive exclusive marketing rights for a period of 36 months to certain Asian Countries. These rights will survive the repayment of the Note. These rights will continue for an additional 36 months if certain revenue commitments are received during the initial 36- month period. For each 36-month period thereafter, these commitments will be extended for an additional 36 months if certain additional commitments are received.

In the absence of a stated interest rate on this note, an interest rate of 12% has been imputed to this Note. In addition, the value of the exclusivity agreement is deemed to be $24 thousand, the same amount of the imputed interest over the life of the loan. The value of the exclusivity agreement is being amortized ratably over the 36-month exclusivity period.

If Global Med defaults on the repayment of any amount borrowed under the combined note issued to eBanker, all existing members of the Board of Directors of Global Med will be required to resign and eBanker will have the right to appoint all new members. At June 30, 2002 and December 31, 2001, principal of $3.829 million and $0 accrued interest were outstanding under the financing agreements between eBanker and Global Med.

4. PEOPLEMED.COM, INC.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc., (“PeopleMed”) a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. The remaining 17% of PeopleMed is owned by third parties and certain officers and directors of Global Med and PeopleMed. There is no minority interest reflected in the June 30, 2002 or December 31, 2001 balance sheets because PeopleMed had a stockholders’ deficit at those dates.

5. STOCKHOLDERS’ DEFICIT

Stock Compensation

In 2000, the Company authorized the issuance of 35 thousand shares to an officer of the Company. Of the 35 thousand authorized shares, 14 thousand had been issued as of June 30, 2002. The remaining shares will be issued at a rate of 7 thousand per year as they are earned. During the six months ended June 30, 2002, the Company recognized approximately $3 thousand in compensation expense in the statements of operations related to the vesting of these shares.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 (continued)

Issuance of Warrants

On July 1, 2001, eBanker received the right to be issued 10.186 million warrants for the purchase of the Company’s common stock at $0.50 per share. The warrants will be issued in accordance with the terms of the November 19, 2000 Financing Agreement between the Company and eBanker. The number of warrants to be issued was calculated based on the outstanding principal balance on the Company’s loan with eBanker as of July 1, 2001. The warrants expire on July 1, 2011. In accordance with the terms of the November 2000 financing agreement between the Company and eBanker, the Company is obligated to register and maintain current registration on the shares, underlying the warrants, for resale under the Securities Act of 1933 (“1933 Act”). The Company has not maintained current registration on the shares underlying these warrants. The Company used independent, third party consultants for estimating the fair value of the warrants to purchase 10.186 million shares of the Company’s common stock. The warrants were valued at $510 thousand. The Company recorded $510 thousand in deferred financing costs associated with the issuance of these warrants as of July 1, 2001. The Company is ratably amortizing the costs associated with these warrants over 24 months, the remaining life of the note payable as of July 1, 2001. The Company recognized approximately $128 thousand in financing costs related to the issuance of these warrants for the six months ended June 30, 2002.

Issuance of Common Shares for Cash

During the six months ended June 30, 2002, the Company received $50,000 from a third party related to the sale of approximately 111 thousand shares of the Company’s common stock. In conjunction with the sale of the common shares, the investor received the right to approximately 27 thousand warrants to purchase the same number of common shares of the Company’s stock at $1.25 per share. These warrants were exercisable upon issuance and expire in January of 2007.

The Company received $50 thousand from a director related to the sale of approximately 111 thousand shares of the Company’s common stock. In conjunction with the sale of the common shares, the related party received the right to approximately 27 thousand warrants to purchase the same number of common shares of the Company’s stock at $1.25 per share. These warrants are exercisable immediately and expire in May of 2007. These shares were sold and warrants issued on the same terms as those sold to a third party.

6. BUSINESS SEGMENT INFORMATION

The Company classifies its products into two core business segments: the Wyndgate Division (“Wyndgate”) and PeopleMed. Wyndgate develops, markets and supports blood tracking systems to assist community blood centers, hospitals, plasma centers and outpatient clinics in the U.S. in complying with the quality and safety standards of the FDA for the collection, transfusion, and management of blood and blood products. PeopleMed offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s systems use the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims, and medical records. Prior to the quarter ended March 31, 2001, the operations of PeopleMed were insignificant and, consequently, comparative information is not presented. The following presents segment information for the Company for the six months ended June 30, 2002 and 2001:

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 (continued)

Six Months Ended June 30, 2002
(In thousands)

                                      Wyndgate
                                      Division   PeopleMed   TOTAL
                                      --------   ---------   -----
Revenues                              $ 3,104    $   309    $ 3,413
                                      =======    =======    =======
Income (loss) from operations
   before other income (expenses)         272        (33)       239
Interest income                             4       --            4
Interest expense                         (242)      --         (242)
Financing costs                          (128)      --         (128)
                                      -------    -------    -------
Net loss                              $   (94)   $   (33)   $  (127)
                                      =======    =======    =======

Depreciation and amortization             297         23        320
                                      =======    =======    =======
Capital expenditures                      137         10        147
                                      =======    =======    =======
Identifiable assets as of
 June 30, 2002                          3,056        334      3,390
                                      =======    =======    =======

Six Months Ended June 30, 2001
(In thousands)

                                      Wyndgate
                                      Division   PeopleMed   TOTAL
                                      --------   ---------   -----
Revenues                              $ 2,500    $   290    $ 2,790
                                      =======    =======    =======
Loss from operations before
  other income (expenses)              (1,016)      (360)    (1,376)
Interest income                             6          6         12

Interest expense                         (235)      --         (235)
Financing costs                          (190)      --         (190)
                                      -------    -------    -------
Net loss                              $(1,435)   $  (354)   $(1,789)
                                      =======    =======    =======

Depreciation and amortization         $   444    $    15    $   459
                                      =======    =======    =======
Capital expenditures                        2       --            2
                                      =======    =======    =======
Identifiable assets as of
 June 30, 2001                          2,577        561      3,138
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended June 30, 2002 increased by $301 thousand or 19.7% when compared with the same three month period in 2001. The increase for the three months ended June 30, 2001 was due primarily to an increase in maintenance revenue of $156 thousand, an increase in revenues for PeopleMed of approximately $19 thousand, and an increase in implementation and consulting services revenue of $241 thousand, offset by a a decrease in software license fees of $107 thousand when compared with the same period for 2001.

Cost of revenue. Cost of revenue as a percentage of total revenues was 37.8% and 39.6% for the three months ended June 30, 2002 and 2001, respectively. The decrease in costs as a percent of revenues was primarily due to the reduction in amortization of software development costs offset by an increase in costs as a percentage of revenues associated with certain engineering and consulting services related revenues.

Gross profit. Gross profit as a percentage of total revenue was 62.2% and 60.4% for the three months ended June 30, 2002 and 2001, respectively.

General and administrative. General and administrative expenses decreased $449 thousand or 48.3%, for the three months ended June 30, 2002 compared to the same three months in 2001. The decrease was due primarily to a decrease in compensation paid to a director for consulting services of $225 thousand, a decrease in investor relations of $25 thousand due to reduced public relations, a decrease in accounting fees of $32 thousand, a decrease in legal fees of $24 thousand, a decrease in contract services of $39 thousand and a decrease in travel expenses of $55 thousand. The decrease in legal, accounting and travel expenses occurred primarily because of reduced fundraising activities and fewer SEC-related filings during the three months ended June 30, 2002 compared with the comparable period in 2001.

Sales and marketing. Sales and marketing expenses decreased $93 thousand or 20.4%, for the three months ended June 30, 2002 compared to the same three months in 2001. The decrease in costs is due primarily to a decrease in consulting expenses of $44 thousand, a decrease in commissions of $30 thousand, and a decrease in trade show expense of $28 thousand.

Research and development. Research and development expenses increased $16 thousand or 21.1%, for the three months ended June 30, 2002 compared to the same three months in 2001.

Income (loss) from operations before other income (expense). The Company’s income from operations during the three months ended June 30, 2002 of $200 thousand is $759 thousand more than the loss for the same three months in 2001 of $559 thousand. The increase for the three months ended June 30, 2002 was primarily attributable to the increase in revenues and reduction of expenses as explained.

Interest expense. Interest expense increased $3 thousand for the three months ended June 30, 2002 compared to the same three months in 2001.

Financing costs. Financing costs decreased $31 thousand for the three month period ended June 30, 2002 when compared with the same period for 2001. The reduction in financing costs is primarily due to the fact that certain financing costs associated with loans to the Company had been fully amortized.

Net income (loss) The Company’s net income for the three months ended June 30, 2002 was $19 thousand. For the three months ended June 30, 2001 the net loss was $768 thousand. The difference of $787 thousand relates primarily to increased revenues and reduced operating costs for the period ended June 30, 2002, when compared to the comparable period in 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the six months ended June 30, 2002 increased by $623 thousand or 22.3% when compared with the same six month period in 2001. This increase was due primarily to an increase in maintenance revenues of $224 thousand, an increase in implementation and consulting services revenues of approximately $548 thousand offset by a decrease in software license fees of $185 thousand when compared with the same period for 2001.

Cost of revenue. Cost of revenue as a percentage of total revenues was 39.4% and 45.2% for the six months ended June 30, 2002 and 2001, respectively. The decrease is primarily due to the reduction in amortization of software development costs of $152 thousand and an increase in revenues.

Gross profit. Gross profit increased $541 thousand to $2.07 million for the six months ended June 30, 2002 when compared with the same period for 2001. The increase is the result of an increase in revenues and a reduction in amortization of software development costs

General and administrative. General and administrative expenses decreased $750 thousand or 43.5%, for the six months ended June 30, 2002 compared to the same six months in 2001. The decrease is primarily due to a decrease in labor related costs of $67 thousand, a decrease in contractor services of $60 thousand, a decrease in travel expenses of $51 thousand, a decrease in investor relations fees of $245 thousand mainly associated with the cancellation of an investor relations agreement, a decrease in compensation of $232 thousand which consisted primarily of consideration paid to a director for consulting services, a decrease in legal and accounting fees of $65 thousand and $54 thousand, respectively, mainly associated with decreased activity related to fund raising and shareholders meetings during the period.

Sales and marketing. Sales and marketing expenses decreased $341 thousand or 34.4%, for the six months ended June 30, 2002 compared to the same six months in 2001. This decrease in sales and marketing expenses was primarily due to the spending on PeopleMed’s reduced commissions expenses, and reduced labor expenses.

Research and development. Research and development expenses increased $17 thousand to $204 thousand, for the six months ended June 30, 2002 compared to $187 thousand for the same six months in 2001. The increase in research and development expenses was primarily due to reduced levels of capitalization of software development costs for the six months ended June 30, 2002 when compared with the comparable period in 2001.

Income (loss) from operations before other income (expense). The Company’s income from operations during the six months ended June 30, 2002 of $239 thousand is $1.615 million greater than the loss for the same six months in 2001 of $1.376 million. The difference is primarily due to increased revenues and the reduction in operating expenses.

Interest expense. Interest expense remained constant for the six months ended June 30, 2002 at $242 thousand compared to $235 thousand for the same six months in 2001.

Financing costs. Financing costs decreased $62 thousand for the six month period ended June 30, 2002 when compared with the same period for 2001. The reduction in financing costs is due primarily to the fact that certain financing costs associated with loans to the Company had been fully amortized.

Net loss. The Company’s net loss for the six months ended June 30, 2002 and 2001 was $127 thousand and $1.789 million, respectively. The difference of $1.662 million relates primarily to increased revenues and decreased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $966 thousand as of June 30, 2002 compared to $677 thousand at December 31, 2001, none of which was restricted.

The Company had a net working capital deficit of $611 thousand as of June 30, 2002 and $1.186 million at December 31, 2001. The primary reason for the decrease in the working capital deficit is the increase in cash and reduction in account expenses associated with the Company’s use of cash to fund operations and the increase in accrued expenses.

The Company provided $324 thousand in net cash for operating activities during the six months ended June 30, 2002. The cash used during the six months ended June 30, 2002 consisted primarily of the net loss of $127 thousand, net of non-cash changes of $709 thousand and changes in operating assets and liabilities of $258 thousand.

Net cash used in investing activities was $279 thousand during the six months ended June 30, 2002 compared to $168 thousand during the same period of 2001.

Net cash provided by financing activities during the six months ended June 30, 2002 was $244 thousand, compared to net cash used by financing activities of $67 thousand during the six months ended June 30, 2001.

The Company had an accumulated deficit of $38.266 million as of June 30, 2002. In view of the Company’s current cash position, financing activities, and projected cash flow, management believes the Company has the financial resources, or can obtain the financial resources, to maintain its planned level of operations for the next twelve months, although the Company anticipates that it may continue to incur operating losses, negative cash flows and capital expenditures during that period.

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have a material impact on its consolidated financial statements.

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

Sensitivity analyses were performed to determine how market rate changes would affect the fair value of our debt. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. A one-percentage point change in interest rates on our debt as of June 30, 2002 would change our annual pre-tax income annual results by approximately $40 thousand. The stated interest rate on our debt, exclusive of financing charges, is 12%. Hypothetically, if the interest rate on this debt were subject to fluctuations with the market and the market interest rate was 13%, Global’s pre-tax income would decrease approximately $40 thousand. Conversely, if Global’s debt were subject to market fluctuations and the market interest rate was 11%, the Company’s pre-tax income would increase approximately $40 thousand. In addition, each subsequent increase or decrease in the interest rate of 1% would change pre-tax income by an additional $40 thousand.

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated. The foregoing notwithstanding, on September 8, 2000, a law suit was filed in the United States District Court for the Southern District of New York, Case No. 00 CIV. 6769, against certain shareholders and directors of the Company, including, eVision, eBanker, American Fronteer Financial Corporation (“AFFC”), Fai H. Chan, Tony T.W. Chan, Robert Trapp, Kwok Jen Fong, Jeffrey M. Busch, Gary L. Cook and other officers and directors of these entities for alleged misrepresentations and/or omissions of material facts in private offering memoranda, communications with shareholders, and in eVision’s Annual Report on Form 10-K, in violation of Sections 10(b) and Rule 10b-5 of the Securities and Exchange Act of 1934. Among other items, the plaintiffs were seeking compensatory damages of no less than $70 million. On March 19, 2001, the United States District Court dismissed the lawsuit in response to a Motion to Dismiss filed by the defendants on December 7, 2000. The plaintiffs’ appeal of the dismissal was denied on July 8, 2002. The defendants intend to vigorously defend any further appeal of the dismissal by plaintiffs, if any.

Item 2. Changes in Securities

1,746,638 unregistered shares issued April 15, 2002. (see Note 3) 7,000 registered shares Issued April 15, 2002. (see Note 5)

Item 4. Submission of matters to a vote of security holders

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 99 (i) Certification of Chairman and Chief Executive Officer, Michael I. Ruxin Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Exhibit 99 (ii) Certification of Director, and Acting Principal Financial Officer and Treasurer, Gary L. Cook, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                        GLOBAL MED TECHNOLOGIES, INC.
                                                                                        A Colorado Corporation

Date:           August 13, 2002                                          By /s/ Michael I. Ruxin
                                                                                               Michael I. Ruxin, Chairman of the Board
                                                                                               and Chief Executive Officer

Date:           August 13, 2002                                           By /s/ Gary L. Cook
                                                                                                Gary L. Cook, Director, Acting Principal
                                                                                                Financial Officer and Treasurer