Form 10-Q
period 2002-09-30
GLOBAL MED TECHNOLOGIES INC
filed 2002-11-14
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes   [X]        No    [  ]

As of November 14, 2002, 24,538,296 shares of the issuer's $0.01 par value Common Stock were outstanding.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

TABLE OF CONTENTS

Part I – Financial Information

                                                                                    PAGE NO.

     Item 1.      Condensed Consolidated Financial Statements

         a.       Unaudited Condensed Consolidated Balance Sheets as of
                  September 30, 2002 and December 31, 2001 ...........................  3

         b.       Unaudited Condensed Consolidated Statements of Operations
                  for the three months ended September 30, 2002 and 2001 .............  5

         c.       Unaudited Condensed Consolidated Statements of Operations
                  for the nine months ended  September 30, 2002 and 2001 .............  6

         d.       Unaudited Condensed Consolidated Statement of Stockholders'
                  Deficit for the nine months ended  September 30, 2002 ..............  7

         e.       Unaudited Condensed Consolidated Statements of Cash Flows for
                  the nine months ended September 30, 2002 and 2001 ..................  8

         f.       Notes to Unaudited Condensed Consolidated Financial Statements...... 10

     Item 2.      Management's Discussion and Analysis of Financial Condition

Part II - Other Information

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                         September 30,  December 31,
                                                             2002          2001
                                                         ------------   -----------
                                                         (Unaudited)
ASSETS
------

CURRENT ASSETS:

   Cash and cash equivalents .........................       $  880       $  677
   Accounts receivable-trade, net ....................          441          778
   Accrued revenues, net .............................          357          426
   Prepaid expenses and other assets .................           59           83
                                                             ------       ------

Total current assets .................................        1,737        1,964

Equipment, furniture and fixtures, net ...............          284          245

Capitalized software development costs, net ..........          506          808

Notes receivable, related party ......................          300           80

Other assets .........................................           70           70
                                                             ------       ------

Total assets .........................................       $2,897       $3,167
                                                             ======       ======

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

                                                               September 30,  December 31,
                                                                   2002          2001
                                                               ------------   -----------
                                                               (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:

   Accounts payable ...........................................   $    255    $    262
   Accrued expenses ...........................................        632         817
   Accrued payroll ............................................        207         215
   Accrued compensated absences ...............................        425         429
   Noncompete accrual .........................................         35          35
   Deferred revenue ...........................................        957       1,333
   Current portion of capital lease obligations ...............       --            59
   Financing agreements, related party ........................      4,011        --
                                                                  --------    --------

Total current liabilities .....................................      6,522       3,150

Financing agreements, related party ...........................       --         3,829

Deferred revenue, less current portion ........................        778         781

Capital lease obligations, less current portion ...............       --             9
                                                                  --------    --------

Total liabilities .............................................      7,300       7,769
                                                                  --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

   Preferred stock, $.01 par value: Authorized shares - 10,000;
      none issued or outstanding ..............................       --          --
   Common stock, $.01 par value: Authorized shares - 90,000;
      issued and outstanding shares - 24,538 and 24,256 at
      September 30, 2002 and December 31, 2001, respectively ..        245         243
   Additional paid-in capital .................................     34,592      34,357
   Warrants and interest, parent company ......................       (526)     (1,063)
   Stock options issued for prepaid services ..................        (38)       --
   Accumulated deficit ........................................    (38,676)    (38,139)
                                                                  --------    --------

Total stockholders' deficit ...................................     (4,403)     (4,602)
                                                                  --------    --------

Total liabilities and stockholders' deficit ...................   $  2,897    $  3,167
                                                                  ========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

                                                               Three months ended
                                                                  September 30,
                                                                2002        2001
                                                              ---------   ---------
                                                             (Unaudited) (Unaudited)

Revenues ..................................................   $  1,425    $  1,701

Cost of revenues ..........................................        614         610
                                                              --------    --------

Gross profit ..............................................        811       1,091

OPERATING EXPENSES:
   General and administrative .............................        512         472
   Sales and marketing ....................................        382         333
   Research and development ...............................        146          68
                                                              --------    --------

Income (loss) from operations before other income (expense)       (229)        218

OTHER INCOME (EXPENSE):
   Interest income ........................................          1          13
   Interest expense .......................................       (119)       (125)
   Financing costs ........................................        (63)        (64)
                                                              --------    --------

Net income (loss) .........................................   $   (410)   $     42
                                                              ========    ========

Income (loss) per common share:

   Basic ..................................................   $  (0.02)   $   0.00
                                                              ========    ========
   Diluted ................................................   $  (0.02)   $   0.00
                                                              ========    ========

Weighted average number of common shares outstanding:

   Basic ..................................................     24,538      24,311
   Diluted ................................................     24,538      28,150

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

                                                                Nine months ended
                                                                   September 30,
                                                                 2002         2001
                                                              ---------   ---------
                                                             (Unaudited) (Unaudited)

Revenues ..................................................   $  4,838    $  4,491

Cost of revenues ..........................................      1,957       1,871
                                                              --------    --------

Gross profit ..............................................      2,881       2,620

OPERATING EXPENSES:
   General and administrative .............................      1,487       2,197
   Sales and marketing ....................................      1,034       1,326
   Research and development ...............................        350         255
                                                              --------    --------

Income (loss) from operations before other income (expense)         10      (1,158)

OTHER INCOME (EXPENSE):
   Interest income ........................................          5          25
   Interest expense .......................................       (361)       (360)
   Financing costs ........................................       (191)       (254)
                                                              --------    --------

Net loss ..................................................   $   (537)   $ (1,747)
                                                              ========    ========

Basic and diluted loss per common share ...................   $  (0.02)   $  (0.08)
                                                              ========    ========

Weighted average number of common shares outstanding-
   basic and diluted ......................................     24,470      22,968
                                                              ========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands)

                                                                                  Stock
                                                                                 Options
                                                                      Warrants    Issued
                                      Common Stock      Additional  and Interest,  for
                                    ------------------    paid-in     Parent     Prepaid   Accumulated
                                    Shares      Amount    capital     Company    Services    Deficit    Total
                                    -----       ------  ----------  -----------  --------  -----------  -----

Balances, December 31, 2001 ...     24,256   $    243   $ 34,357   $ (1,063)       --      $(38,139)   $ (4,602)

  Prepaid interest to parent
      company (see note 3) ....       --         --         --          346        --          --           346

  eBanker warrants
      (see notes 3 and 5) .....       --         --         --          191        --          --           191

  Stock options issued for
      prepaid services ........       --         --           48       --           (38)       --            10

  Issuance of common shares
      for cash (see note 5) ...        222          2         95       --          --          --            97

  Issuance of options
      to consultants ..........       --         --            8       --          --          --             8

  Issuance of common shares
      for services ............          3       --            2       --          --          --             2

  Issuance of common shares for
      intellectual property ...         50       --           52       --          --          --            52

  Issuance of PeopleMed common
      stock for intellectual
      property ................       --         --           25       --          --          --            25

  Issuance of common shares
      for services, related
      party (see note 5) ......          7       --            5       --          --          --             5

  Net loss ....................       --         --         --         --          --          (537)       (537)
                                  --------   --------   --------   --------    --------    --------    --------

Balances, September 30, 2002 ..     24,538   $    245   $ 34,592   $   (526)   $    (38)   $(38,676)   $ (4,403)
                                  ========   ========   ========   ========    ========    ========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                              Nine months ended
                                                                                September 30,
                                                                               2002       2001
                                                                            ---------   ---------
                                                                           (Unaudited) (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .................................................................   $  (537)   $(1,747)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:

     Depreciation and amortization of software
         development costs ...............................................       485        610
     Amortization of financing costs .....................................       191        254
     Issuance of common stock for prepayment of interest, related party ..       346        338
     Common stock, options and warrants issued
       for services and other, net .......................................        25        432
     Amortization of discount on notes payable, related party ............         6       --
     Bad debt expense ....................................................        18         36
     Changes in operating assets and liabilities:
        Accounts receivable-trade, net ...................................       319       (400)
        Accrued revenues, net ............................................        69         23
        Prepaid expenses and other assets ................................        24        (31)
        Accounts payable .................................................        (7)        22
        Accrued expenses .................................................      (197)       126
        Accrued payroll ..................................................        (8)        81
        Accrued compensated absences .....................................        (4)        50
        Deferred revenue .................................................      (403)      (117)
                                                                             -------    -------

Net cash provided by (used in) operating activities ......................       327       (323)
                                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment, furniture and fixtures ...........................      (170)        (2)
Issuance of notes receivable, related party ..............................      (220)       (65)
Funded software development ..............................................        99       --
Increase in capitalized software development costs .......................       (74)      (155)
                                                                             -------    -------

Net cash used in investing activities ....................................      (365)      (222)
                                                                             -------    -------

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

                                                          Nine months ended
                                                             September 30,
                                                           2002        2001
                                                        (Unaudited) (Unaudited)
                                                         ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common shares for cash ...................   $    97    $  --
Proceeds from note payable, related party ............       200       --
Principal payments under capital lease obligations ...       (56)      (100)
                                                         -------    -------

Net cash provided by (used in) financing activities ..       241       (100)
                                                         -------    -------

Net change in cash and cash equivalents ..............       203       (645)

Cash and cash equivalents at beginning of period .....       677      1,210
                                                         -------    -------

Cash and cash equivalents at end of period ...........   $   880    $   565
                                                         =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS

The Company paid $15 thousand and $21 thousand for interest for the nine months ended September 30, 2002 and 2001, respectively.

The Company issued common shares to a related party for services valued at $5 thousand and $11 thousand during the nine months ended September 30, 2002 and 2001, respectively.

Global Med issued 50 thousand shares of common stock and PeopleMed issued 25 thousand shares of common stock as consideration for intellectual property used in the development of software during the nine months ended September 30, 2002. These shares were valued at $77 thousand. Global Med issued 25 thousand shares of common stock as consideration for intellectual property used in the development of software during the nine months ended September 30, 2001. These shares were valued at $19 thousand.

Global Med issued 25 thousand Global Med options and 25 thousand PeopleMed.com options during the nine months ended September 30, 2002, as consideration for current and future services to be provided to the Company. These options were valued at $48 thousand. During the nine months ended September 30, 2001, the Company issued $248 thousand worth of stock as payment for services. Approximately $203 thousand related to the valuation of shares issued to a director of the Company in the capacity as a consultant for the performance of certain services.

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the “Company” or “Global Med”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position at September 30, 2002 and the results of their operations of the Company for the three and nine months ended September 30, 2002 and 2001 have been included.

In November 2000, eBanker USA.com, Inc. (“eBanker”) and Global Med entered into a series of transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision International, Inc. (“eVision”). (See Note 2). As of November 28, 2001, eVision’s ownership of eBanker was transferred to Online Credit Limited (“Online Credit”). eVision is a Regulation S-K reporting Company.

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Commencing upon the initial product release or when software development revenue has begun to be recognized, these costs are amortized, based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, generally three years. During the quarter ended September 30, 2001, the company revised its estimated period for amortizing capitalized software development costs for SafeTrace Tx from three to approximately four years. The change in estimate was based primarily on a revised product life cycle of this product and future revenue estimates. The Company capitalizes software development costs in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The Company capitalizes software development and production costs once technological feasibility has been achieved. Software development costs incurred prior to achieving technological feasibility are included in research and development expense in the accompanying statements of operations.

For the three months ended September 30, 2002, the Company did not capitalize any costs related to SafeTrace Tx. The Company discontinued capitalizing costs related to this product during this period, because the remaining period for amortizing software development costs is less than one year. As a result, the Company plans on discontinuing capitalization of additional software development costs for SafeTrace Tx until such time as the product life cycle is revised.

For the three months ended September 30, 2002 and 2001 the Company capitalized $0 and $39 thousand, respectively. For the nine months ended September 30, 2002, the Company capitalized $74 thousand and $155 thousand, respectively.

For the nine months ended September 30, 2002 and 2001, the Company recorded approximately $354 thousand and $487 thousand of amortization, respectively. For the three months ended September 30, 2002 and 2001, the Company recorded approximately $129 thousand and $110 thousand of amortization for all products, respectively. Amortization of capitalized software costs is included in cost of revenues in the accompanying statements of operations.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 (continued)

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

The Company has not recorded a provision for income taxes for the three months ended September 30, 2002 or 2001. No income tax is due for this period or for the nine months ended September 30, 2002 or 2001, because the Company has net losses for these periods.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. The interim results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period of 2002 or for the year ending December 31, 2002.

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

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods presented. Diluted net loss per common share reflects the potential dilution of securities that could participate in the earnings unless their effect is antidilutive. Stock options, warrants outstanding and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Common share equivalents are excluded from the computation, as their effect would be antidilutive. For the three months ended September 30, 2002 approximately 2.2 million equivalent dilutive securities (primarily common stock options and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computation as they are antidilutive. For the nine months ended September 30, 2002 and 2001, approximately 5.5 million and 5.5 million equivalent dilutive securities (primarily common stock options and warrants for the nine months ended September 30, 2002 and primarily convertible debt, common stock options, and warrants for the nine months ended September 30, 2001), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

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
September 30, 2002 (continued)

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

The Company had an accumulated deficit of $38.676 million as of September 30, 2002. In view of the Company’s current cash position, financing activities, and projected cash flow, management believes the Company has the financial resources, or can obtain the financial resources, to maintain its planned level of operations for the next twelve months, although the Company anticipates that it may continue to incur operating losses, negative cash flows and capital expenditures during that period.

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

During the nine months ended September 30, 2002 and 2001, eVision provided the Company with various accounting services; the Company incurred $72 and $99 thousand in general and administrative expenses, respectively. During the nine months ended September 30, 2002 and 2001, the Company incurred $346 thousand and $339 thousand, respectively, in interest charges to eBanker. As of September 30, 2002 and 2001, the Company had accrued liabilities consisting of accounting services expense in the amounts of $64 thousand and $50 thousand from eVision, respectively. These amounts are included in accrued expenses in the accompanying balance sheet.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 (continued)

During the nine months September 30, 2002, the Company paid approximately $11 thousand to a company partially owned by an officer of the Company for tax-related work, which was then paid to a third party tax return preparer.

During the nine months ended September 30, 2002, the Company’s Notes Receivable, related party balance increased $220 thousand as a result of funds advanced in the form of a promissory note to an entity controlled by a director of the Company, Jeff Busch. In addition, the CEO and Chairman of Global, Michael I. Ruxin, is also on the board of directors of the entity controlled by Jeff Busch. As of September 30, 2002, the Company’s Board of Directors has independently approved borrowings to this entity totaling $370 thousand of which $300 thousand had been advanced as of September 30, 2002. The notes bear interest at 12% per year and mature in 2006.

3. FINANCING AGREEMENTS, RELATED PARTY

In November 2000, eBanker agreed to exercise warrants to purchase 8 million shares of common stock of Global Med at $0.25 per share in exchange for canceling $2 million of its notes receivable from Global Med. The remaining $3.4 million outstanding under the various financing agreements and accrued interest of $428.7 thousand were combined into one agreement and the due date was extended to July 1, 2001. Global Med agreed to pay interest of 12% per annum on a semi-annual basis, with the first interest payment due May 19, 2001. The 8 million shares of common stock were issued on February 28, 2001 and are considered outstanding as of November 19, 2000. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197.6 thousand shares of common stock of Global Med. As the principal and interest were not paid in full by July 1, 2001, the due date of the principal automatically extended to July 1, 2003 and Global Med issued eBanker warrants to acquire up to 10.186 million shares of Global Med common stock with an exercise price of $0.50 per share. Also, on July 1, 2001, the outstanding debt was no longer convertible into the common stock of the Company at $1.00 per share. Additionally, upon the occurrence of certain events related to a certain contract Global Med is negotiating, Global Med will have the right, in its discretion, to put its shares of common stock worth up to $1.5 million to eBanker at $0.50 per share in the form of exchanging debt for common stock. The outstanding loan balance was convertible into the common stock of Global Med at eBanker’s option at a rate of $1.00 per share until July 1, 2001. The default conversion rate under this extension was increased to $1.00 per share. As consideration for the change in this provision, eBanker was issued 500 thousand restricted shares of Global Med common stock. The loan with eBanker is secured by all of Global Med’s assets including its shares in PeopleMed.com, Inc. (“PeopleMed”) and the assets of PeopleMed, including intellectual property. As part of the November 19, 2000 Loan Agreement, the Personal Guarantee of Dr. Michael I. Ruxin, as dated August 12, 1998, and assigned to eBanker, was reduced from $1.5 million to $650 thousand plus prorata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets. As part of the November 19, 2000 Financing Agreement, Global Med agreed to register and maintain registration for all present and future Shares including underlying warrants, belonging to eBanker. Global Med has not filed a registration statement for these shares.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 (continued)

On June 20, 2001, the Company elected to exercise the interest payment option. As a result, eBanker was issued 1.747 million shares of the Company’s common stock in May of 2002 as payment for the interest expense on the Company’s outstanding loan balance with eBanker of $3.829 million through the loan’s maturity date of July 1, 2003. The 1.747 million shares are considered outstanding as of June 20, 2001, the date the interest option was exercised. These shares were valued at $1.188 million based on the market value of the stock on June 20, 2001. The Company has recorded $335 thousand and $681 thousand in a contra-equity account associated with the issuance of these shares as of September 30, 2002 and December 31, 2001, respectively.

In June, 2002, the Company entered into a agreement whereby Global Med International Holdings Limited (“GMIHL”), a related foreign entity owned by eBanker, advanced $200 thousand to the Company in the form of a note payable (the “Note”). The Note is due on July 1, 2003 and bears no interest. In lieu of interest, the Note holder will receive the following consideration:

°	Global Med commits to obtain GMIHL written approval before committing to issue Global Med common shares either directly, or through derivative instrument, in transaction pursuant to which Global Med will receive net proceeds per share of less than $1 after expenses fees and expenditures commitments (except pursuant to employee and consulting options, warrants and/or stock bonuses approved by Global Med’s Board of Directors and/or pursuant to any existing contractual commitment, including, but not limited to any currently outstanding stock options and warrants). GMIHL will have full authority in providing or withholding this approval.

°	GMIHL will receive exclusive marketing rights for a period of 36 months to certain Asian Countries. These rights will survive the repayment of the Note. These rights will continue for an additional 36 months if certain revenue commitments are achieved during the initial 36- month period. For each 36-month period thereafter, these commitments will be extended for an additional 36 months if certain additional commitments are received.

In the absence of a stated interest rate on this note, an interest rate of 12% has been imputed to this Note. In addition, the value of the exclusivity agreement is deemed to be $24 thousand, the same amount of the imputed interest over the life of the loan. The value of the exclusivity agreement is being amortized ratably over the 36-month exclusivity period.

If Global Med defaults on the repayment of any amount borrowed under the combined note issued to eBanker, all existing members of the Board of Directors of Global Med will be required to resign and eBanker will have the right to appoint all new members. At September 30, 2002 and December 31, 2001, principal of $3.829 million and $0 accrued interest were outstanding under the financing agreements between eBanker and Global Med.

4. PEOPLEMED

During 1999, Global Med formed a subsidiary, PeopleMed a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. The remaining 17% of PeopleMed is owned by third parties and certain officers and directors of Global Med and PeopleMed. There is no minority interest reflected in the September 30, 2002 or December 31, 2001 balance sheets because PeopleMed had a stockholders’ deficit at those dates.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 (continued)

5. STOCKHOLDERS’ DEFICIT

Stock Compensation

In 2000, the Company authorized the issuance of 35 thousand shares to an officer of the Company. Of the 35 thousand authorized shares, 14 thousand had been issued as of September 30, 2002. The remaining shares will be issued at a rate of 7 thousand per year as they are earned. During the nine months ended September 30, 2002, the Company recognized approximately $5 thousand in compensation expense in the statements of operations related to the vesting of these shares.

Issuance of Warrants

On July 1, 2001, eBanker received the right to be issued 10.186 million warrants for the purchase of the Company’s common stock at $0.50 per share. The warrants will be issued in accordance with the terms of the November 19, 2000 Financing Agreement between the Company and eBanker. The number of warrants to be issued was calculated based on the outstanding principal balance on the Company’s loan with eBanker as of July 1, 2001. The warrants expire on July 1, 2011. In accordance with the terms of the November 2000 financing agreement between the Company and eBanker, the Company is obligated to register and maintain current registration on the shares, underlying the warrants, for resale under the Securities Act of 1933 (“1933 Act”). Global Med has not filed a registration statement for these shares. The Company used independent, third party consultants for estimating the fair value of the warrants to purchase 10.186 million shares of the Company’s common stock. The warrants were valued at $510 thousand. The Company recorded $510 thousand in deferred financing costs associated with the issuance of these warrants as of July 1, 2001. The Company is ratably amortizing the costs associated with these warrants over 24 months, the remaining life of the note payable as of July 1, 2001. The Company recognized approximately $191 thousand and $64 thousand in financing costs related to the issuance of these warrants for the nine months ended September 30, 2002 and 2001, respectively.

Issuance of Common Shares for Cash

During the nine months ended September 30, 2002, the Company received $50 thousand from a third party related to the sale of approximately 111 thousand shares of the Company’s common stock. In conjunction with the sale of the common shares, the investor received the right to approximately 27 thousand warrants to purchase the same number of common shares of the Company’s stock at $1.25 per share. These warrants were exercisable upon issuance and expire in January of 2007.

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

The Company incurred approximately $3 thousand in costs associated with the issuance of stock. These costs were netted against the proceeds.

Issuance of Common Stock Options

During the nine months ended September 30, 2002, the Company issued 250 thousand incentive stock options to employees under the 2001 Stock Option Plan. The weighted average exercise price of these options was $0.53 per share.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 (continued)

6. BUSINESS SEGMENT INFORMATION

The Company classifies its products into two core business segments: the Wyndgate Division (“Wyndgate”) and PeopleMed. Wyndgate develops, markets and supports blood tracking systems to assist community blood centers, hospitals, plasma centers and outpatient clinics in the U.S. in complying with the quality and safety standards of the FDA for the collection, transfusion, and management of blood and blood products. PeopleMed offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s systems use the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims, and medical records. The following presents segment information for the Company for the nine months ended September 30, 2002 and 2001:

Nine Months Ended September 30, 2002
(In thousands)

                                      Wyndgate
                                      Division   PeopleMed   TOTAL
                                      --------   ---------   -----
Revenues                            $ 4,363    $   475    $ 4,838
                                    =======    =======    =======

Income (loss) from operations
   before other income (expenses)        46        (36)        10
Interest income                           5       --            5
Interest expense                       (361)      --         (361)
Financing costs                        (191)      --         (191)
                                    -------    -------    -------

Net loss                            $  (501)   $   (36)   $  (537)
                                    =======    =======    =======

Depreciation and amortization       $   447    $    38    $   485
                                    =======    =======    =======
Capital expenditures                    160         10        170
                                    =======    =======    =======
Identifiable assets as of
September 30, 2002                    2,451        447      2,897
                                    =======    =======    =======

Nine Months Ended September 30, 2001
(In thousands)

                                      Wyndgate
                                      Division   PeopleMed   TOTAL
                                      --------   ---------   -----
Revenues                            $ 4,058    $   433    $ 4,491
                                    =======    =======    =======
Loss from operations before
  other income (expenses)              (673)      (485)    (1,158)
Interest income                           7         18         25
Interest expense                       (360)      --         (360)
Financing costs                        (254)      --         (254)
                                    -------    -------    -------
Net loss                            $(1,280)   $  (467)   $(1,747)
                                    =======    =======    =======
Depreciation and amortization       $   586    $    24    $   610
                                    =======    =======    =======
Capital expenditures                      2       --            2
                                    =======    =======    =======
Identifiable assets as of
September 30, 2001                    3,031        283      3,314
                                    =======    =======    =======

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 (continued)

7. Subsequent Events

Issuance of Common Stock Options

In October 2002, the Company’s board of directors approved the issuance of approximately 853 thousand incentive stock options to employees under the 2001 Stock Option Plan. The options are exercisable at $0.58 per share, the closing price of the Company’s stock on the effective date of the option grant, October 25, 2002. The options are exercisable for a period for 10 years from the date of grant and vest at a rate of 20% on the following dates: December 1, 2002, December 2, 2003, December 1, 2004, December 1, 2005, and December 1, 2006.

In October and November, the Company executed employment agreements with certain management members and employees pursuant to which 1.7 million stock options were issued.

Employment Agreements

The following summarizes certain employment agreements that that the Company executed with certain executives of the Company after September 30, 2002:

Michael I. Ruxin - On November 1, 2002, the Company entered into an Employment Agreement with Dr. Ruxin for a period of five years commencing August 1, 2003. Under the Employment Agreement, Dr. Ruxin will receive a salary of $275,000 per year and certain other fringe benefits. Dr. Ruxin’s salary shall be reviewed on an annual basis and if his performance is deemed satisfactory, he shall receive a minimum 7.5% cost of living increase, plus any other increase which may be determined from time to time at the discretion of the Company’s Board of Directors. In addition, Dr. Ruxin shall be eligible for a performance increase.

Pursuant to Dr. Ruxin’s Employment Agreement, the Company authorized the issuance to Dr. Ruxin of 500,000 total incentive stock options and nonqualified stock options to purchase an aggregate of 500,000 shares of the Company’s common stock. The options shall become exercisable at the rate of 20% each year upon Dr. Ruxin’s completion of each year of employment with the Company beginning May 29, 2002. The stock option price shall be $0.58, which is the closing price on the execution of Dr. Ruxin’s Employment Agreement.

Thomas F. Marcinek - On November 4, 2002, the Company entered into an Employment Agreement with Thomas F. Marcinek for a period of five years commencing November 2, 2003. Under the Employment Agreement, Mr. Marcinek will receive a salary of $175,000 per year and certain other fringe benefits. Mr. Marcinek’s salary shall be reviewed on an annual basis and if his performance is deemed satisfactory, he may receive a minimum 7.5% cost of living increase, plus any other increase which may be determined from time to time at the discretion of the Company’s Board of Directors. In addition, Mr. Marcinek shall be eligible for a performance increase.

Pursuant to Mr. Marcinek’s Employment Agreement, the Company authorized the issuance to Mr. Marcinek of 500,000 total incentive stock options and nonqualified stock options to purchase an aggregate of 500,000 shares of the Company’s common stock. The options shall become exercisable at the rate of 20% each year upon Mr. Marcinek’s completion of each year of employment with the Company beginning May 29, 2002. The stock option price shall be $0.58, which is the closing price on the execution of Mr. Marcinek’s Employment Agreement.

Gerald F. Willman, Jr. - On October 31, 2002, the Company entered into an Employment Agreement with Mr. Willman for a period commencing July 1, 2004 and ending November 1, 2008. Under the agreement, Mr. Willman will receive a salary of $105,000 per year and certain other fringe benefits. Mr. Willman’s salary shall be reviewed on an annual basis and if his performance is deemed satisfactory, his salary may be increased at least in an amount equal to the cost of living increase for the prior year, providing that at least one other senior management’s salary (CEO or COO) is increased by a similar cost of living raise. In addition, Mr. Willman shall be eligible for a performance increase.

Pursuant to Mr. Willman’s Employment Agreement, the Company authorized the issuance to Mr. Willman of 150,000 incentive stock options to purchase an aggregate of 150,000 shares of the Company’s common stock. The options shall become exercisable at the rate of 20% each year upon Mr. Willman’s completion of each year of employment with the Company beginning May 29, 2002. The stock option price shall be $0.58, which is the closing price on the execution of Mr. Willman’s Employment Agreement.

Miklos Csore - On October 31, 2002, the Company entered into an Employment Agreement with Mr. Csore for a period commencing November 1, 2003 and ending November 1, 2008. Under the agreement, Mr. Csore will receive a salary of $135,000 per year and certain other fringe benefits. Mr. Csore’s salary shall be reviewed on an annual basis and if his performance is deemed satisfactory, his salary may be increased at least in an amount equal to the cost of living increase for the prior year, providing that at least one other senior management’s salary (CEO or CFO) is increased by a similar cost of living raise. In addition, Mr. Csore shall be eligible for a performance increase.

Pursuant to Mr. Csore’s Employment Agreement, the Company authorized the issuance to Mr. Csore of 350,000 incentive stock options to purchase an aggregate of 350,000 shares of the Company’s common stock. The options shall become exercisable at the rate of 20% each year upon Mr. Csore’s completion of each year of employment with the Company beginning May 29, 2002. The stock option price shall be $0.58, which is the closing price on the execution of Mr. Csore’s Employment Agreement.

Tim Pellegrini - On October 31, 2002, the Company entered into an Employment Agreement with Mr. Pellegrini for a period commencing November 1, 2004 and ending November 1, 2008. Under the agreement, Mr. Pellegrini will receive a salary of $133,000 per year and certain other fringe benefits. Mr. Pellegrini’s salary shall be reviewed on an annual basis and if his performance is deemed satisfactory, his salary may be increased at least in an amount equal to the cost of living increase for the prior year, providing that at least one other senior management’s salary (CEO or CFO) is increased by a similar cost of living raise. In addition, Mr. Pellegrini shall be eligible for a performance increase.

Pursuant to Mr. Pellegrini’s Employment Agreement, the Company authorized the issuance to Mr. Pellegrini of 150,000 incentive stock options to purchase an aggregate of 150,000 shares of the Company’s common stock. The options shall become exercisable at the rate of 20% each year upon Mr. Pellegrini’s completion of each year of employment with the Company beginning May 29, 2002. The stock option price shall be $0.58, which is the closing price on the execution of Mr. Pellegrini’s Employment Agreement.

The foregoing summary is qualified in its entirety by reference to copies of the employment agreements which are attached as Exhibits to this Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Global Med Technologies, Inc. and subsidiary (the “Company” or “Global Med”), designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. Revenues for the Company’s Wyndgate division are derived from the licensing of software, the provision of consulting and other value-added support services. Revenues for PeopleMed.com, Inc. (“PeopleMed”) are derived, generally, from providing ASP services. The Company operates in two segments.

The following discussion of the Company’s results of operations and of its liquidity and capital resources is derived from and should be read in conjunction with the unaudited financial statements and the related notes herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended September 30, 2002 decreased by $276 thousand or 16.2% when compared with the same three month period in 2001. The decrease for the three months ended September 30, 2001 was due primarily to an decrease in software license revenues of $336 thousand, offset by an increase in implementation services revenue of $47 thousand.

Cost of revenue. Cost of revenues increased $4 thousand to $614 thousand for the three months ended September 30, 2002. Cost of revenue as a percentage of total revenues was 43.1% and 35.9% for the three months ended September 30, 2002 and 2001, respectively. The increase in costs as a percentage of revenues was primarily the result of the decrease in software license revenues that typically have higher margins than the Company’s services revenues.

Gross profit. Gross profit as a percentage of total revenue was 56.9% and 64.1% for the three months ended September 30, 2002 and 2001, respectively. This decrease in gross profit was primarily a result of the decreased revenues derived from software license fees which typically have higher margins than the Company’s services revenues.

General and administrative. General and administrative expenses increased $40 thousand or 8.5%, for the three months ended September 30, 2002 compared to the same three months in 2001. This increase was primarily due to an increase in legal expenses of approximately $29 thousand associated mainly with the filing of the Company’s proxy statement. The proxy-related costs for 2001 were incurred during the six months ended June 30, 2001.

Sales and marketing. For the three months ended September 30, 2002, Sales and Marketing expenses increased $49 thousand or 14.8%, compared with the same period in 2001. The increase was primarily due to an increases in marketing and travel expenses of $63 thousand and $14 thousand, respectively. Offset by a reduction in labor and commission expenses of approximately $34 thousand.

Research and development. Research and development expenses increased $78 thousand or 115.1%, for the three months ended September 30, 2002 compared to the same three months in 2001. The increase is primarily due to a decrease in capitalized software development costs of $39 thousand and an increase in labor related expenses of approximately $38 thousand for the quarter ended September 30, 2002 when compared to the comparable prior period in 2001.

Net income (loss). The Company’s net loss for the three months ended September 30, 2002 and 2001 was $410 thousand. The Company had net income of $42 thousand for the three months ended September 30, 2001. The change of $452 thousand relates primarily to decreased revenues and increased costs of operations for the period ended September 30, 2002, when compared to the comparable period in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the nine months ended September 30, 2002 increased by $347 thousand or 7.7% when compared with the same nine month period in 2001. This increase was due primarily to an increase in maintenance revenues of $203 thousand, an increase in implementation revenues of $234 thousand, an increase in engineering and consulting services of approximately $382 thousand, and an increase in PeopleMed.com revenues of approximately $41 thousand, offset by a decrease in software license fee revenues of approximately $521 thousand.

Cost of revenue. Cost of revenue as a percentage of total revenues was 40.5% and 41.7% for the nine months ended September 30, 2002 and 2001, respectively.

Gross profit. Gross profit increased $261 thousand to $2.881 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in gross profit was due primarily to an increase in revenues.

General and administrative. For the nine months ended September 30, 2002, general and Administrative expenses decreased $710 thousand to $1.487 million, compared with the same period in 2001. The decrease was primarily due to a $246 thousand decrease in investor relations associated with the cancellation of an investor relations agreement in 2001, a decrease in compensation of $210 thousand paid to a director for consulting services, a decrease in travel expenses of $65 thousand, and a decrease in accounting expenses of $56 thousand.

Sales and marketing. For the nine months ended September 30, 2002, sales and marketing expenses decreased $292 thousand or 22.1%, when compared with the comparable period in 2001. These decreases were primarily due to a decrease in labor and commission expenses of $219 thousand and a decrease in Marketing expenses of $25 thousand.

Research and development. For the nine months ended September 30, 2002, research and development expenses increased $95 thousand to $350 thousand, when compared with the same period for 2001. The primary reasons for the increase were a decrease of $44 thousand in capitalized software development costs, and an increase of $41 thousand in labor-related expenses.

Financing costs. Financing costs decreased $63 thousand for the nine month period ended September 30, 2002 when compared with the same period for 2001. The decrease was primarily due to lower deferred financing costs associated with the arrangements in existence during the nine months ended September 30, 2002 versus the comparable period in 2001.

Net loss. The Company’s net loss for the nine months ended September 30, 2002 and 2001 was $537 thousand and $1.747 million, respectively. The difference of $1.210 million relates primarily to decreased general and administrative expenses and increased revenues for the nine months ended September 30, 2002, when compared with the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $880 thousand as of September 30, 2002 compared to $677 thousand at December 31, 2001, none of which was restricted.

The Company had a net working capital deficit of $4.785 million as of September 30, 2002 and $1.186 million at December 31, 2001. The primary reason for the increase in the working capital deficit is the Company’s debt with its parent company is classified as a short-term liability as of September 30, 2002 as it is due on July 1, 2003.

The Company provided $327 thousand in cash from operating activities during the nine months ended September 30, 2002. The cash provided during the nine months ended September 30, 2002 consisted primarily of the net loss of $537 thousand, net of non-cash changes of $1.071 million and changes in operating assets and liabilities of $207 thousand.

Net cash used in investing activities was $365 thousand during the nine months ended September 30, 2002 compared to $222 thousand during the same period of 2001. The Company invested $74 thousand and $155 thousand in capitalized software development during the nine months ended September 30, 2002 and 2001, respectively. In addition, the Company purchased $170 thousand and $2 thousand in equipment for the nine months ended September 30, 2002 and 2001, respectively. The Company also lent $220 thousand and $65 thousand to a related party for the nine months ended September 30, 2002 and 2001, respectively.

Net cash provided by financing activities was $241 thousand during the nine months ended September 30, 2002, compared to net cash used in financing activities of $100 thousand during the nine months ended September 30, 2001. The financing activities for the nine months ended September 30, 2002 primarily include proceeds from the financing agreements with a related party and sales of common stock.

In November 2000, eBanker agreed to exercise warrants to purchase 8 million shares of common stock of Global Med at $0.25 per share in exchange for converting $2 million of its notes receivable from Global Med. The remaining $3.4 million outstanding under the various financing agreements and accrued interest of $429 thousand were combined into one agreement and the due date was extended to July 1, 2001. Global Med agreed to pay interest of 12% per annum on a semi-annual basis, with the first interest payment due May 19, 2001. The 8 million shares of common stock were issued on February 28, 2001 and were considered outstanding as of November 19, 2000. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197,600 shares of common stock of Global Med. In addition, eBanker was issued 500,000 restricted shares of Global Med common stock as consideration for changing the default conversion rate to $1.00. Additionally, upon the occurrence of certain events related to a certain contract Global Med is negotiating, Global Med will have the right, at its discretion, to put its shares of common stock worth up to $1.5 million to eBanker at $0.50 per share in the form of exchanging debt for common stock.

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

On June 20, 2001, the Company elected to exercise the interest payment option. As a result, eBanker has issued 1,746,688 shares of the Company’s common stock as payment for the interest expense on the Company’s outstanding loan balance with eBanker of $3.829 million through the loan’s maturity date of July 1, 2003. The 1,746,688 shares are considered outstanding as of June 20, 2001, the date the interest option was exercised. The Company has recorded $335 thousand in a contra-equity account associated with the issuance of these shares as of September 30, 2002.

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

The Company had an accumulated deficit of $38.7 million as of September 30, 2002. In view of the Company’s current cash position, financing activities, and projected cash flow, management believes the Company has the financial resources, or can obtain the financial resources, to maintain its planned level of operations for the next twelve months, although the Company anticipates that it may continue to incur operating losses, negative cash flows and capital expenditures during that period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk as it relates to Global Med generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates. Global Med is exposed to interest rate risk in its notes payable. Interest rate risk results when the market rate of the debt instruments decreases for notes payable. All of the Company’s outstanding debt is with eBanker or subsidiaries of eBanker. eBanker is a subsidiary of Global Med’s parent Company. The Company attempts to reduce interest rate risk by negotiating terms on its debt with eBanker that are consistent with current market rates. As a result of Global Med’s relationship with its parent companies and subsidiaries, the terms of the financing agreement may not be indicative of those that would have resulted if Global Med were unaffiliated with these entities.

Sensitivity analyses were performed to determine how market rate changes would affect the fair value of our debt. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. A one-percentage point change in interest rates on our debt as of September 30, 2002 would change our annual pre-tax income annual results by approximately $40 thousand. The stated interest rate on our debt, exclusive of financing charges, is 12%. Hypothetically, if the interest rate on this debt were subject to fluctuations with the market and the market interest rate was 13%, Global Med’s pre-tax income would decrease approximately $40 thousand. Conversely, if Global Med’s debt were subject to market fluctuations and the market interest rate was 11%, the Company’s pre-tax income would increase approximately $40 thousand. In addition, each subsequent increase or decrease in the interest rate of 1% would change pre-tax income by an additional $40 thousand.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision of the chief executive and financial officer, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon the results of this evaluation, the Company believes that it maintains proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company’s controls subsequent to the evaluation date.

PART II - OTHER INFORMATION

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

Item 2. Changes in Securities

None.

Item 4. Submission of matters to a vote of security holders

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 99.1 Certification of Chairman and Chief Executive Officer, and Acting Principal Financial Officer and Treasurer.
(b)	Exhibit 10.60 Employment Agreement, executed October 31, 2002, between the Company and Gerald F. Willman Jr., effective July 1, 2004.
(c)	Exhibit 10.61 Employment Agreement, executed November 1, 2002, between the Company and Michael I. Ruxin, effective August 1, 2003.
(d)	Exhibit 10.62 Employment Agreement, executed October 31, 2002, between the Company and Tim Pellegrini, effective April 1, 2004.
(e)	Exhibit 10.63 Employment Agreement, executed October 31, 2002, between the Company and Miklos Csore, effective November 1, 2003.
(f)	Exhibit 10.64 Employment Agreement, executed November 4, 2002, between the Company and Thomas F. Marcinek, effective November 2, 2003.

There were no Current Reports on Form 8-K filed during the three months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                        GLOBAL MED TECHNOLOGIES, INC.
                                                                                        A Colorado Corporation

Date:           November 14, 2002                                    By /s/ Michael I. Ruxin
                                                                                               Michael I. Ruxin, Chairman of the Board
                                                                                               and Chief Executive Officer

Date:           November 14, 2002                                    By /s/ Gary L. Cook
                                                                                                Gary L. Cook, Director, Acting Principal
                                                                                                Financial Officer and Treasurer

Certification

I, Michael I. Ruxin, the Chief Executive Officer of Global Med Technologies, Inc. (the “Company”), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ Michael I. Ruxin Name: Michael I. Ruxin Title: Chairman of the Board and Chief Executive Officer

Certification

I, Gary L. Cook, the Principal Financial Officer of Global Med Technologies, Inc. (the “Company”), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ Gary L. Cook Name: Gary L. Cook Title: Director, Principal Financial Officer, and Treasurer