Form 10-K
period 2002-12-31
GLOBAL MED TECHNOLOGIES INC
filed 2003-04-15
CIK 1009463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2002

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From ___________ To __________

COMMISSION FILE NUMBER: 0 - 22083

GLOBAL MED TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1116894 (I.R.S. Employer Identification No.)

12600 West Colfax, Suite C-420, Lakewood, Colorado 80215
(Address of principal executive offices) (Zip Code)

     Registrant’s telephone number: (303) 238-2000

     Securities to be registered under Section 12(b) of the Act: None

     Securities registered under Section 12(g) of the Act:

Common Stock, $.01 par value
Class A Common Stock Purchase Warrants

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes [X] No [  ]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Aggregate market value of voting stock held by non-affiliates as of April 11, 2003: $3,359,990 based on the closing bid price of $0.40 per share as of that date. Shares of common stock, $.01 par value, outstanding as of April 11, 2003: 24,545,296.

Documents incorporated by reference: See Part IV, Item 13(a), and “EXHIBIT INDEX” on page 41 for a listing of documents incorporated by reference into this Annual Report on FORM 10-K.

GLOBAL MED TECHNOLOGIES, INC.
FORM 10-K
DECEMBER 31, 2002

TABLE OF CONTENTS

PART I

              Item                                                                                                                                                               Page

1.	Business	3
2.	Properties	11
3.	Legal Proceedings	11
4.	Submission of Matters to a Vote of Security Holders	11

PART II

5.	Market for Registrant’s Common Equity and Related Stockholder Matters	12
6.	Selected Financial Data	13
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
7A.	Quantitative and Qualitative Disclosures About Market Risk	22
8.	Financial Statements and Supplementary Data	22
9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	23

PART III

10.	Directors and Executive Officers of the Registrant	23
11.	Executive Compensation	27
12.	Security Ownership of Certain Beneficial Owners and Management	32
13.	Certain Relationships and Related Transactions	36

PART IV

14.	Controls and Procedures	36
15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K	37
	SIGNATURES	37
	CERTIFICATIONS	38

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Global Med Technologies, Inc. was organized under the laws of the State of Colorado in December 1989.

In 1995, Global Med Technologies, Inc merged with the Wyndgate Group, Inc. ("Wyndgate"). Wyndgate operates as a division of Global Med Technologies, Inc. and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities.

During 1999, Global Med Technologies, Inc. formed a majority-owned subsidiary, PeopleMed.com, Inc. (“PeopleMed”), a Colorado corporation, to develop a software application designed to give HMO providers and other third party payers, access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. PeopleMed offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s system uses the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims and medical records.

PeopleMed is owned 83% by Global Med Technologies, Inc. and 17% by third parties including certain executive officers and directors of Global Med Technologies, Inc. Global Med Technologies, Inc. and PeopleMed are referred to collectively herein as the "Company" or "Global Med".

RELATED PARTIES

Global Med is financed primarily through lending arrangements with Global Med China & Asia Limited (GMCAL). These lending arrangements were originated by eBanker USA.com, Inc. (“eBanker”) and transferred, along with eBanker’s ownership in Global Med, to GMCAL in October 2002. Ownership in GMCAL was transferred to an unrelated third party in November 2002. eBanker, through a subsidiary, maintains various controls, as well as a security interest, in the lending arrangements, until such time as certain events occur. Until November 28, 2001, eBanker was a consolidated subsidiary of eVision International, Inc. (“eVision”). eVision is majority owned by Heng Fung Holdings Limited (“Heng Fung” formerly known as Online Credit International Limited) and its subsidiary, Online Credit Limited (“Online Credit”). Currently, Online Credit and GMCAL are shareholders of Global Med. Until November 2001 and November 2002, eVision and eBanker through a subsidiary, respectively, were also shareholders of Global Med. Additionally, eVision and GMCAL each hold warrants to acquire 1 million and 11.186 million shares, respectively, of Global Med’s common stock with exercise prices that range from $0.25-$0.50 per share. As discussed further below and in the accompanying financial statements, in November 2000, eBanker and Global Med entered into a series of equity transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision effective November 2000.

Additionally, eVision and certain other subsidiaries of Heng Fung provide various management, legal and accounting support services to Global Med. See the discussion of these related party transactions in Notes 1 and 2 in the accompanying consolidated financial statements.

As a result of these transactions and relationships, the financial condition and results of operations for Global Med may not necessarily be indicative of those that would have resulted if Global Med were unaffiliated with these entities.

DESCRIPTION OF BUSINESS

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

The Company has completed the development of SAFETRACE® and SAFETRACETX®, a transfusion management information system that is designed to be used by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. SAFETRACETX® provides electronic cross-matching capabilities to help insure blood compatibility with patient-recipients and will track, inventory, bill and document all activities with blood products from the time blood products are received in inventory to the time the blood products are used or returned to blood centers. SAFETRACE TX® complements SAFETRACE®, because the combined SAFETRACE TX® and SAFETRACE® software system is now able to integrate hospitals with blood centers and provide a “vein-to-vein”™ tracking of the blood supply. SAFETRACE TX® received FDA clearance on January 29, 1999.

The Company continues to concentrate its development efforts on enhancements to its existing SAFETRACE® blood bank product and SAFETRACE TX®. The FDA has cleared both products for sale in the United States. See the statement of operations and section in Note 1 “SOFTWARE DEVELOPMENT COSTS” in Note 1 in the accompanying consolidated Financial Statements.

In 1999, the Company introduced PeopleMed. PeopleMed supports chronic disease management as an ASP. PeopleMed’s system uses the Internet to coordinate sources of information and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims, and medical records. See Note 10, “BUSINESS SEGMENT INFORMATION” in the accompanying consolidated Financial Statements.

All of the Companys revenues were generated from providing products and services to end users located throughout the United States.

Competition

Currently, the Company is aware of two primary competitors to its SAFETRACE® software product: MAK-SYSTEM Corp. in France, and MEDIWARE INFORMATION SYSTEMS, Inc. in the United States. There are four primary competitors in the United States to its SAFETRACE TX® product, Misys plc., MEDIWARE Information Systems, Inc., SCC Soft Computer and Cerner Corp. Some of these competitors are larger and have greater resources than the Company.

The Company believes it is able to compete on the basis of the capabilities of the technology currently available in SAFETRACE® and SAFETRACE TX®.

Dependence on Major Customers

The Company, through its Wyndgate division, currently has 35 SAFETRACE® customers and 54 SAFETRACE TX® customers with approximately 100 sites in the United States. It intends to continue to target domestic and international blood centers, plasma centers and hospital donor and transfusion centers.

During the year ended December 31, 2002, the Company had one customer that accounted for 15.4%, or $1.022 million, of the Company’s revenues. Of the $1.022 million in revenues, $500 thousand was attributable to the customer terminating a five-year contract with PeopleMed. See footnote 1 of the audited financial statements for discussion. During the years ended December 31, 2001 and 2000 there were no customers accounting for more than 10% of revenues.

ROYALTY AND COMMISSION AGREEMENTS

The Royalty Group. Pursuant to a development agreement between Wyndgate and the Royalty Group, Wyndgate developed SAFETRACE® and must make royalty payments to the Royalty Group based on a percentage of Wyndgate’s SAFETRACE® license fees collected, measured by cash received from SAFETRACE® licensees, net of certain fees and charges. The royalty schedule is based upon the first date of SAFETRACE® license invoicing, which was September 14, 1995. The royalty amounts are computed as a percentage of software license fees collected. The Company has not paid any royalties for the years ended December 31, 2000, 2001, or 2002.

The Institute for Transfusion Medicine. Pursuant to a development agreement between Wyndgate and The Institute for Transfusion Medicine (“ITXM”), Wyndgate developed SAFETRACE TX® and must make royalty payments to ITXM, based on a percentage of Wyndgate’s SAFETRACE TX® license fees paid. The royalty amounts are computed as a percentage of net software license fees. The Company has not paid any royalties for the years ended December 31, 2000, 2001, or 2002.

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

In May 1997, the Company received a request from OCD to continue its evaluation of the Company’s technology, on a non-exclusive basis, with the intent of responding to the Company by July 14, 1997 regarding whether or not OCD would propose some form of transaction with the Company. The Company received an additional $500 thousand from OCD during 1997 which was recorded as deferred revenue until the Company provided the software development services as defined in the Exclusivity Agreement. The Company finalized the Manufacturer’s Representative and Software Development Agreement (“OCD Agreement”) during June 1999 making OCD the exclusive in-vitro diagnostics manufacturer’s representative for the SAFETRACE TX® product in defined territories around the world. The total of $1 million which was included in deferred revenue as of December 31, 1998 is being recognized as follows: $500 thousand was recognized ratably over the term of the 22 month contract which ended in June of 2001 and $500 thousand will be recognized upon completion of development work in the future as mutually agreed, which has not yet occurred.

Siemens Medical Solutions Health Services Corporation. During September of 1999, the Company entered into a non-exclusive marketing and support agreement with Shared Medical Systems Corporation (“SMS”). Under this agreement, SMS will market the Company’s blood bank products on a preferred basis. The Company will pay a commission to SMS based on the software license fee for each sale SMS has facilitated. The initial term of the agreement was for three years from the signing date of this agreement.

Sysmex Infosystems America, Inc. During 2000, the Company entered into a non-exclusive marketing and support agreement with Sysmex Infosystems America, Inc. (“SIA”). Under this agreement, SIA will market the Company’s blood bank products on a preferred basis. The Company will pay a commission to SIA based on the software license fee for each sale SIA has facilitated.

Triple G Systems Group, Inc. During 2000, the Company entered into a non-exclusive marketing and support agreement (the “Non-Exclusive Agreement #2”) with Triple G Systems Group, Inc. (“Triple G”). Triple G, under the Non-Exclusive Agreement #2, will market the Company’s SAFETRACE TX® products on a preferred basis. The Company will pay to Triple G a commission based on a percentage of the software license fee that Triple G facilitates through their marketing efforts.

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

GOVERNMENT APPROVAL AND REGULATION

The FDA requires all blood tracking application software vendors to submit a 510(k) application for review. The application process for FDA review and compliance with FDA guidelines relates to computer software products regulated as medical devices. The FDA considers software products intended for the following to be medical devices: (i) use in the manufacture of blood and blood components; or (ii) maintenance of data used to evaluate the suitability of donors and the release of blood or blood components for transfusion or further manufacturing. As medical device manufacturers, the Company and its competitors are required to register with the Center for Biologics Evaluation and Research (“CBER”), list their medical devices, and submit a pre-market notification or application for pre-market review. In April 1997, the Company’s Wyndgate division received notification from the FDA of its finding of “substantial equivalence” of SAFETRACE®. This determination provides a 510(k) clearance and permits the Company to continue to market SAFETRACE®. On January 29, 1999, the 510(k) clearance was received for SAFETRACE TX®.

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

In 1996 Congress passed legislation that impacted the healthcare information management. The Healthcare Information Portability and Accountability Act (“HIPAA”) requires the Department of Health and Human Services (HHS) to enact standards for information sharing, security and patient confidentiality. Although HHS has not issued clarification on many of the topics under HIPAA, the Company believes these regulations will have an important impact on requiring advanced management information systems that will enable various healthcare organizations to comply with emerging requirements.

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

FINANCING AGREEMENTS WITH RELATED PARTIES

In April 1998, Global Med entered into financing agreements with Online Credit and Fronteer Capital, Inc. (“Fronteer Capital”), a subsidiary of eVision. Online Credit committed to extend a line of credit in the amount of $1.5 million and Fronteer Capital committed to extend $1.65 million under separate agreements. The interest rate under both agreements was 12% per annum. In consideration for the commitments, Global Med issued Online Credit and Fronteer Capital warrants to purchase 6 million and 1 million shares, respectively, of Global Med common stock exercisable at $0.25 per share. Fronteer Capital was granted an additional warrant to acquire 5 million shares of Global Med common stock at $0.25 per share upon the initial borrowing under the financing agreement. Additionally, Online Credit was granted the right to appoint five members to the Board of Directors of Global Med so long as there are any amounts outstanding under its original agreement. Online Credit has appointed such members to the Board of Directors of Global Med. In the event of default, amounts due under these commitments were convertible into common shares of Global Med at $0.05 per share.

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

As of December 31, 1998, Global Med owed eBanker the $1.65 million under Fronteer Capital's original financing agreement, plus the $1 million under Online Credit's original financing agreement, for a total of $2.65 million.

Additionally, as of December 31, 1998, Global Med owed Online Credit $500 thousand under its financing agreement. Amounts borrowed under these agreements were initially due in April 1999.

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

In March 1999, eBanker extended a $750 thousand bridge loan to Global Med due in December 1999. The outstanding bridge loan balance was convertible into common shares of Global Med at the rate of $1.13 per share. The bridge loan bore interest at 12% and eBanker was paid a 2% commitment fee in the form of approximately 13 thousand shares of Global Med’s common stock.

In April 1999, Online Credit entered into a bridge loan commitment with Global Med for $2 million due in April 2000. The outstanding bridge loan balance was convertible into shares of Global Med at the rate of $1.15 per share. The bridge loan bore interest at 12% and Online Credit was paid a 5% commitment fee in the form of approximately 87 thousand shares of Global Med’s common stock.

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

The 8 million shares of common stock were issued on February 28, 2001 and are considered outstanding as of November 19, 2000. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197.6 thousand shares of common stock of Global Med. As the principal and interest were not paid in full by July 1, 2001, the due date of the principal automatically extended to July 1, 2003 and Global Med issued eBanker warrants to acquire up to 10.186 million shares of Global Med common stock with an exercise price of $0.50 per share. Also, on July 1, 2001, the outstanding debt was no longer convertible into the common stock of the Company at $1.00 per share. Additionally, upon the occurrence of certain events related to a certain contract Global Med was negotiating, Global Med would have the right, at its discretion, to put its shares of common stock worth up to $1.5 million to eBanker at $0.50 per share in the form of exchanging debt for common stock. The outstanding loan balance was convertible into the common stock of Global Med at eBanker’s option at a rate of $1.00 per share until July 1, 2001. The default conversion rate under this extension was $1.00 per share. As consideration for this provision, eBanker was issued 500 thousand restricted shares of Global Med common stock. As a result of these transactions, eBanker obtained control of Global Med and Global Med was reflected in eBanker’s consolidated financial statements as a consolidated subsidiary effective November 19, 2000.

The financing agreements are secured by all of Global Med’s assets including its shares in PeopleMed and the assets of PeopleMed and Global Med, including intellectual property. As part of the November 19, 2000 Loan Agreement, the personal guarantee of Dr. Michael I. Ruxin, as dated August 12, 1998, and assigned to eBanker, was reduced from $1.5 million to $650 thousand, plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets. As part of the November 19, 2000 Loan Agreement, Global Med agreed to register and maintain registration for all present and future shares including underlying warrants, belonging to eBanker. Global Med may file a registration statement for these shares and warrants during 2003.

If Global Med defaults on the repayment of any amount borrowed under financing agreements , all existing members of the board of directors of Global Med will be required to resign and GMCAL will have the right to appoint all new members.

At December 31, 2000, principal of $3.829 million and accrued interest of $54 thousand were outstanding under the financing agreements between eBanker and Global Med and there were no remaining amounts available under the commitment agreement.

On March 22, 2001, Global Med and eBanker entered into an interest payment option agreement that provided that Global Med have the option, with five days prior written notice, to elect and pay to eBanker, before July 1, 2001, Global Med’s entire interest payment calculated for the life of loan agreement dated November 19, 2000, in the form of 1.747 million shares of Global Med common stock (calculated at $0.6875 per share, which was the prevailing market price on March 22, 2001). In the event that Global Med pays down any principal on the loan prior to July 1, 2003, eBanker will return a number of shares determined by calculating the pro-rata interest avoided due to early repayment of principal divided by $0.6875 per share. eBanker will this calculation on July 1, 2001, July 1, 2002 and July 1, 2003.

On June 20, 2001, the Company elected to exercise the interest payment option. As a result, eBanker was issued 1.747 million shares of the Company’s common stock as payment for the interest expense on the Company’s outstanding loan balance with eBanker of $3.829 million through the loan’s maturity date of July 1, 2003. These shares were valued at $1.188 million based on the market value of the common stock on June 20, 2001. The Company recorded $681 thousand in a contra-equity account associated with the issuance of these shares as of December 31, 2001. In addition, $277 thousand in accrued interest related to the eBanker loan was eliminated from the Company’s accrued expenses balance as of June 30, 2001, as a result of this transaction. After this transaction, the effective interest rate on the loan remained at 12% per annum.

On July 1, 2001, in accordance with the terms of the existing financing agreement, eBanker received the right to warrants to acquire up to 10.186 million shares of Global Med common stock with an exercise price of $0.50 per share. These warrants were valued at $510 thousand. On July 1, 2001, the maturity date of the note payable was automatically extended to July 1, 2003; and as of that date, the outstanding debt is no longer convertible into the common stock of the Company at $1.00 per share. If Global Med defaults on repayment of any amount borrowed under the existing financing agreement, all existing members of the Board of Directors of Global Med will be required to resign and GMCAL will have the right to appoint all new members. The warrants expire on July 1, 2011. Pursuant to the November 2000 financing agreement between the Company and eBanker, the Company is obligated to maintain current registration on the shares, underlying the warrants, for resale under the Securities Act of 1933 (“1933 Act”). The Company used independent, third party consultants for estimating the fair value of the warrants to purchase 10.186 million shares of the Company’s common stock. The warrants were valued at $510 thousand. The Company recorded $510 thousand in deferred financing costs associated with the issuance of these warrants as of July 1, 2001. The Company is ratably amortizing the costs associated with these warrants over 24 months, the remaining life of the note payable as of July 1, 2001. The Company recognized approximately $128 thousand in financing costs related to the issuance of these warrants in 2001, and $255 thousand in financing costs related to the issuance of these warrants in 2002.

At December 31, 2001, principal of $3.829 million, and $681 thousand in a contra-equity account associated with the issuance of common shares for prepaid interest were outstanding under the terms of this financing agreement.

In June 2002, the Company entered into an agreement whereby Global Med International Holdings Limited (“GMIHL”), a related foreign entity owned by eBanker, advanced $200 thousand to the Company in the form of a note payable (the “Note”). The Note is due on July 1, 2003 and bears no interest. In lieu of interest, the Note holder will receive the following consideration:

o

Global Med commits to obtain GMIHL written approval before committing to issue Global Med common shares either directly, or through derivative instrument, in transactions pursuant to which Global Med will receive net proceeds per share of less than $1 after expenses, fees and expenditures commitments (except pursuant to employee and consulting options, warrants and/or stock bonuses approved by Global Med’s Board of Directors and/or pursuant to any existing contractual commitment, including, but not limited to any currently outstanding stock options and warrants). GMIHL will have full authority in providing or withholding this approval.

o

GMIHL will receive exclusive marketing rights for a period of 36 months to certain Asian Countries. These rights will survive the repayment of the Note. These rights will continue for an additional 36 months if certain revenue commitments are achieved during the initial 36-month period. For each 36-month period thereafter, these commitments will be extended for an additional 36 months if certain additional commitments are received. The Note acknowledges that the exclusive marketing rights granted under the Note contain exceptions for certain countries for which there were marketing agreements in place as of the effective date of the Note.

In the absence of a stated interest rate on the Note, an interest rate of 12% has been imputed to the Note. In addition, the value of the exclusivity agreement is deemed to be $24 thousand, the same amount of the imputed interest over the life of the loan. The value of the exclusivity agreement is being amortized ratably over the 36-month exclusivity period.

If Global Med defaults on the repayment of any amount borrowed under the financing agreements initiated with eBanker, all existing members of the Board of Directors of Global Med will be required to resign and GMCAL will have the right to appoint all new members. At December 31, 2002 and 2001, principal of $3.829 million and $221 thousand, respectively, in a contra-equity account associated with the issuance of shares for prepaid interest were outstanding under the terms of this financing agreement. At December 31, 2002, principal of $200 thousand and a discount of $12 thousand were outstanding between GMIHL and Global Med.

On April 7, 2003, GMCAL and Global Med entered into an agreement to extend the repayment date of the $3.829 million loan from July 1, 2003 to January 1, 2004. As part of the November 19, 2000 Loan Agreement, there exists a personal guarantee of Dr. Michael I. Ruxin, up to $650 thousand plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets and remains in full force and effect. In consideration for the extension, Global Med agreed to pay GMCAL a fee of $287 thousand which includes the extension fee and all interest due for the period from July 1, 2003 to January 1, 2004. As of the date of this agreement, the Global Med has paid GMCAL $200 thousand of the $287 thousand extension fee and the remaining $87 thousand for the extension fee and interest is due January 1, 2004.

EMPLOYEES

As of April 9, 2003, the Company had 48 full-time employees, consisting of 2 employees in the corporate offices in Lakewood, Colorado and 46 at Wyndgate’s offices near Sacramento, California.

The Company has employment agreements with certain personnel. The Company’s employees are not represented by a labor union or subject to collective bargaining agreements. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

AVAILABLE INFORMATION

Global Med’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on the Securities and Exchange Commission’s website: sec.gov. Additional information about the Company is available at Global Med’s website at http://www.globalmedtech.com.

ITEM 2. PROPERTIES

As of April 9, 2003, the Company occupied two primary locations. The Company occupies approximately 1,252 square feet of office space in Lakewood, Colorado and the lease expires on February 14, 2007. The Company leases approximately 15 thousand square feet of office space in El Dorado Hills, California, expiring on May 31, 2006.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings which management believes to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of stockholders (“Special Meeting”) was held on October 24, 2002. The following proposals, as set forth in the Company’s proxy statement were also adopted at the Special Meeting by the votes indicated:

Proposal Number One, as set forth in the Company’s Proxy Statement, to elect eleven directors to such terms as required by the Articles of Incorporation as follows:

Class I Directors shall serve a term of three years and include Michael I. Ruxin, M.D., Jeffrey M. Busch, Fai H. Chan, and Tony T.W. Chan;

Class II Directors shall serve a term of two years and include Gordon E. Segal, Kwok Jen Fong, and David Chen;

Class III Directors shall serve a term of one year and include Robert H. Trapp, Gary L. Cook, Gerald F. Willman, Jr., and Lua Soo Theng.

At each annual meeting after 2002, directors will be elected to succeed those directors whose terms then expire, and each person so elected will serve for a three-year term.

For all Nominees	% of shares Outstanding	Withhold Authority for All Nominees	% of shares Outstanding	Withhold Authority for the following Nominee(s)	% of shares Outstanding
21,313,187	87.85%	24,814	0.1%	-0-	0.0%

Proposal Number Two, as set forth in the Company’s Proxy Statement, to ratify the selection of Ehrhardt, Keefe, Steiner & Hottman, P.C. as independent auditors of the Company for the year ending December 31, 2002.

For	% of shares Outstanding	Against	% of shares Outstanding	Abstain	% of shares Outstanding
20,807,229	85.77%	521,658	2.2%	9,114	0.04%

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Units sold by the Company in its initial public offering, each of which consisted of two shares of common stock and one warrant, commenced trading on the Nasdaq Small-Cap Market on February 12, 1997. On March 13, 1997, the common stock and warrants (“Class A”) included in the Units began to trade separately and the Units ceased to trade. On February 9, 1998, the Company’s common stock and warrants were delisted from the Nasdaq Small-Cap Market, and commenced trading on the OTC Bulletin Board. OTC Bulletin Board Market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. The registered publicly traded Class A common stock purchase warrants described above expired on February 11, 2003.

The following table sets forth the quarterly high and low bid prices for the Company’s common stock for the two years ended December 31, 2002.

COMMON STOCK

Fiscal Quarter Ended:	High	Low
December 31, 2002	$ 0.63	$ 0.37
September 30, 2002	0.70	0.45
June 30, 2002	1.06	0.55
March 31, 2002	1.31	0.62
December 31, 2001	$ 0.75	$ 0.45
September 30, 2001	0.86	0.45
June 30, 2001	1.01	0.53
March 31, 2001	1.44	0.47

Holders

As of December 31, 2002, the Company had approximately 140 holders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2002, Global Med issued 275 thousand shares of unregistered common stock. The unregistered shares issued during 2002 were comprised of the following:

o	50 thousand shares issued as consideration for intellectual property used for development of software. These shares were valued at $52 thousand.

o	111 thousand shares purchased by a third party for $50 thousand. These shares were issued with 27 thousand warrants to purchase the Company’s stock at $1.25 per share.

o	111 thousand shares of stock, purchased by a director of the Company for $50 thousand. These shares were issued with 27 thousand warrants to purchase the Company’s stock at $1.25 per share.

o	3 thousand common shares issued as consideration for investor relations services. These shares were valued at approximately $3 thousand.

During the year ended December 31, 2001, Global Med issued 2.080 million shares of unregistered common stock. The unregistered shares issued during 2001 were comprised of the following:

o	1.747 million common shares issued to eBanker in connection with payment of interest. These shares were valued at $1.188 million.

o	300 thousand common shares issued to a director of the Company as consideration for consulting services. These shares were valued at $203 thousand.

o	25 thousand common shares issued as consideration for intellectual property used for development of software. These shares were valued at $19 thousand.

o	8 thousand common shares issued as consideration for investor relations services. These shares were valued at $5 thousand.

During the year ended December 31, 2000, Global Med issued 10.518 million shares of unregistered common stock. The unregistered shares issued during 2000 were comprised of the following:

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

The issuance of the unregistered shares above were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (“1933 Act”). The purchasers had access to full information concerning the Company. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. No underwriters were involved in the transactions.

The following table details equity securities authorized for issuance as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity plans approved by the shareholders
2001 Stock Option Plan	2,857,500	$ 0	12,142,500
Amended and Restated 1997 Employee Stock
Compensation Plan	0	$ 0	830,000
Equity plans not approved by the shareholders
Stock Options	6,054,442	$ 0	0
Warrants	14,622,818	$ 0	0

Total	23,534,760	$ 0	12,972,500

The number of common shares available for issuance or already issued under the terms of the existing stock option grants or under the stock option plan and stock compensation plan are subject to adjustment under certain conditions that include the declaration of stock dividends, or stock splits, etc.

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

GLOBAL MED TECHNOLOGIES, INC.
SELECTED HISTORICAL FINANCIAL AND OPERATING DATA
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Year Ended December 31
	2002	2001	2000	1999	1998
Revenues	$ 6,627	$ 6,224	$ 4,379	$ 5,390	$ 4,787
Cost of revenues	2,621	2,510	1,629	2,947	2,250

Gross profit	4,006	3,714	2,750	2,443	2,537
OPERATING EXPENSES:
General and administrative	1,945	2,529	2,766	2,431	1,769
Sales and marketing	1,426	1,545	1,417	972	975
Research and development	465	306	709	334	1,973
Depreciation and amortization	154	254	164	520	567
Restructuring charges	--	--	--	--	132

Income (loss) from operations	16	(920)	(2,306)	(1,814)	(2,879)
OTHER INCOME (EXPENSES):
Interest income	15	25	16	117	18
Interest expense	(9)	(25)	(41)	(91)	(100)
Interest expense to related party	(472)	(453)	(577)	(374)	--
Financing costs to related party	(255)	(317)	(1,984)	(6,039)	(6,031)
Other	--	--	--	256	355

Loss before income taxes	$ (705)	$(1,690)	$(4,892)	$(7,945)	$(8,637)

Income tax expense	--	--	--	--	--
Net loss	$ (705)	$(1,690)	$(4,892)	$(7,945)	$(8,637)

Basic and diluted loss per common share	$ (0.03)	$ (0.07)	$ (0.36)	$ (0.75)	$(1.05)

Weighted average number of common shares
outstanding (in thousands)	24,487	23,300	13,745	10,554	8,228

	As of December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash and cash equivalents	$ 1,007	$ 677	$ 1,210	$ 330	$ 821
Working Capital deficit	$ 827	$ 1,186	$ 1,025	$ 1,107	$2,528
Total Assets	$ 3,050	$ 3,167	$ 4,348	$ 3,588	$7,589
Long-term debt
including capital leases	$ 3,829	$ 3,838	$ 3,894	$ 4,579	$2,305
Stockholders' equity (deficit)	$(4,382)	$(4,602)	$(3,745)	$(4,283)	$1,361

On April 7, 2003, GMCAL and Global Med entered into an agreement to extend the repayment date of the $3.829 million loan from July 1, 2003 to January 1, 2004. As of December 31, 2002, this debt was classified as a long-term debt because it was refinanced prior to the date the financial statements were issued.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

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

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

RESULTS OF OPERATIONS

Revenues. Revenues are comprised of software sales, maintenance and usage fees revenues, implementation and consulting revenues, and the re-sale of hardware and software obtained from vendors.

Revenues from license fees, maintenance and usage fees decreased $152 thousand, or 3.1% to $4.717 million for the year ended December 31, 2002 compared to $4.869 million for the year ended December 31, 2001. The decrease in these revenues was due primarily to a $895 thousand decrease in license fees, partially offset by a $248 thousand increase in usage fees, and a $522 thousand increase in PeopleMed revenues. Of the $522 thousand increase in PeopleMed revenues, $500 thousand was the direct result of a contract termination fee.

Revenues from implementation and consulting services increased $555 thousand or 41.0% to $1.910 million for the year ended December 31, 2002 compared to $1.355 million for the year ended December 31, 2001. The increase in 2002 was attributable to an increase in implementation revenues of $215 thousand. This increase was the result of more SAFETRACE TX® customers being implemented in 2002 compared with 2001. In addition, the Company’s consulting services revenues increased by approximately $316 thousand primarily, as a result of a single consulting contract acquired and completed during 2002.

Cost of Revenues. Cost of revenues related to software license fees, maintenance and usage fees decreased $260 thousand, or 17.8%, to $1.2 million for the year ended December 31, 2002, from $1.46 million for the year ended December 31, 2001. The decrease was mainly due to decreases in software amortization cost of $115 thousand and a decrease in royalty expenses of $34 thousand.

Cost of revenues associated with implementations and other consulting revenues increased $371 thousand, or 35.3%, to $1.421 million during the year ended December 31, 2002 when compared to $1.05 million for the year ended December 31, 2001. The increase in costs is primarily due to an increase of $228 thousand in implementation costs and an increase of $138 thousand in costs associated with engineering and consulting contracts.

The overall gross profit as a percentage of revenues was 60.4% and 59.7% for the years ended December 31, 2002 and 2001, respectively.

General and Administrative. General and administrative expenses decreased $584 thousand, or 23.1%, to $1.945 million for the year ended December 31, 2002 compared to $2.529 million for the year ended December 31, 2001. The reduction in general and administrative expenses was primarily due to a reduction in investor relations fees of $256 thousand associated with the cancellation of an investor relations agreement in 2001, a reduction in fees paid to a director for consulting services of $210 thousand associated with the issuance of 300 thousand shares in 2001, a reduction in contract services fees of $72 thousand, a decrease in bad debt expense of $72 thousand, offset by an increase in legal expenses of $38 thousand.

Sales and Marketing. Sales and marketing expenses were $1.426 million and $1.545 million for the years ended December 31, 2002 and 2001, respectively. The decrease in sales and marketing expenses of $119 thousand, or 7.7%, was primarily attributable to lower commissions expense as a result of decreased sales of new software systems during 2002 compared to 2001.

Research and Development. Research and development expenses increased $159 thousand, or 52.0%, to $465 thousand for the year ended December 31, 2002 from $306 thousand for the year ended December 31, 2001. Research and development costs increased during the year ended December 31, 2002 primarily as a result of a $75 thousand increase in PeopleMed-related development costs and a reduction of $86 thousand in capitalized software development costs, mainly as a result of lower levels of software capitalization on SafeTrace Tx® during 2002 compared with 2001.

Interest Income. Interest income decreased $10 thousand to $15 thousand in 2002 from $25 thousand in 2001.

Interest Expense. Interest expense increased $3 thousand to $481 thousand for the year ended December 31, 2002 from $478 thousand for the year ended December 31, 2001.

Financing Costs. For the years ended December 31, 2002 and 2001, the Company recognized $255 thousand and $317 thousand, respectively, in financing costs expenses associated with certain financing agreements and the issuance of warrants to eBanker. The decrease in financing costs was due to amortization costs associated with the November 2000 Financing Agreement with eBanker being completed in June of 2001, and replaced by a lower level of financing costs associated with the issuance of certain warrants to eBanker in July 2001.

Net Loss. The Company’s net loss during 2002 as compared to 2001 decreased $985 thousand. The net loss includes the recognition of a total of $255 thousand and $317 thousand of financing costs to a related party during the year ended December 31, 2002 and 2001, respectively.

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

Revenues from implementation and consulting services increased $492 thousand or 57.0% to $1.355 million for the year ended December 31, 2001 compared to $863 thousand for the year ended December 31, 2000. The increase in 2001 was primarily attributable to an increase in implementation revenues of $332 thousand. This increase was the result of SafeTrace Tx® systems being implemented in 2001 when compared with 2000.

Cost of Revenues. Cost of revenues related to software license fees, maintenance and usage fees increased $336 thousand, or 29.9% to $1.46 million for the year ended December 31, 2001 from $1.124 million for the year ended December 31, 2000. The increase was mainly due to increased costs associated with maintenance. Cost of revenues associated with implementations and other consulting revenues increased $545 thousand, or 107.9% to $1.05 million during the year ended December 31, 2001 compared to $505 thousand for the year ended December 31, 2000. The increase in costs is associated with increased levels of implementation and an increase of $368 thousand in costs associated with an engineering contract.

18

The overall gross profit as a percentage of revenues was 59.7% and 62.8% for the years ended December 31, 2001 and 2000, respectively.

General and Administrative. General and administrative expenses decreased $237 thousand, or 8.6%, to $2.529 million for the year ended December 31, 2001, compared to $2.766 million for the year ended December 31, 2000. The reduction in general and administrative expenses was primarily due to a reduction in contract services fees of $217 thousand, a reduction in legal expenses of $18 thousand, and a reduction in accounting fees of $78 thousand, offset by an increase in bad debt expense of $96 thousand.

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

Quarterly Results of Operations

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2002 and 2001. In management’s opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K. Included in the results for the three months ended December 31, 2002, the Company recognized $500 thousand in revenues related to the termination of a contract with a significant customer. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Quarters Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Revenues	$ 1,789	$ 1,425	$ 1,832	$ 1,581
Cost of revenues	725	614	693	650

Gross profit	1,064	811	1,139	931

Operating expenses:
General and administrative	506	512	481	494
Sales and marketing	426	382	364	288
Research and development	126	146	94	110

Total operating expenses:	1,058	1,040	939	892

Income (loss) from operations	6	(229)	200	39
Interest income	10	1	2	2
Interest expense, including related party	(120)	(119)	(119)	(123)
Financing costs to related party	(64)	(63)	(64)	(64)

Income (loss) before income taxes	(168)	(410)	19	(146)
Provision for income taxes	--	--	--	--

Net income (loss)	$ (168)	$ (410)	$ 19	$ (146)

Weighted average shares outstanding:
Basic	24,538	24,538	24,490	24,379

Diluted	24,538	24,538	30,949	24,379

Net income (loss) per share-basic and
diluted	$ (0.01)	$ (0.02)	$ 0.00	$ (0.01)

Depreciation and amortization of software
development costs included in cost
of revenues and operating expenses	$ 150	$ 165	$ 156	$ 164

	Quarters Ended
	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
Revenues	$ 1,733	$ 1,701	$ 1,531	$ 1,259
Cost of revenues	770	649	664	520

Gross profit	963	1,052	867	739

Operating expenses:
General and administrative	424	472	930	795
Sales and marketing	276	333	457	536
Research and development	25	29	39	225

Total operating expenses:	725	834	1,426	1,556

Income (loss) from operations	238	218	(559)	(817)
Interest income	--	13	2	10
Interest expense, including related party	(118)	(125)	(116)	(119)
Financing costs to related party	(63)	(64)	(95)	(95)

Income (loss) before income taxes	57	42	(768)	(1,021)
Provision for income taxes	--	--	--	--

Net income (loss)	$ 57	$ 42	$ (768)	$(1,021)

Weighted average shares outstanding:
Basic	24,284	24,311	22,333	22,236

Diluted	25,773	28,150	22,333	22,236

Net income (loss) per share-basic and
diluted	$ 0.00	$ 0.00	$ (0.03)	$ (0.05)

Depreciation and amortization of software
development costs included in cost
of revenues and operating expenses	$ 241	$ 151	$ 232	$ 227

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1.007 million and $677 thousand as of December 31, 2002 and 2001, respectively. Additionally, the Company had a net working capital deficit of $827 thousand and $1.186 million as of December 31, 2002 and 2001, respectively.

As of December 31, 2002, the Company’s $4.017 million in related party financing was due and payable on July 1, 2003. On April 7, 2003, GMCAL and Global Med entered into an agreement to extend the repayment date of the $3.829 million loan from July 1, 2003 to January 1, 2004. As part of the November 19, 2000 Loan Agreement, there exists a personal guarantee of Dr. Michael I. Ruxin, up to $650 thousand plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets and remains in full force and effect. In consideration for the extension, Global Med agreed to pay GMCAL a fee of $287 thousand which includes the extension fee and all interest due for the period from July 1, 2003 to January 1, 2004. As of the date of this agreement, the Global Med has paid GMCAL $200 thousand of the $287 thousand extension fee and the remaining $87 thousand for the extension fee and interest is due January 1, 2004.

	Expected Maturity Dates ($000s)
	2003	2004	2005	2006	2007 and thereafter
Related party financing	$200	$3,829	--	--	--
Operating leases	215	195	200	101	5

It is expected that cash flows from the Company’s existing customer base, new sales, and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months excluding acquisitions or major new product development initiatives. Management anticipates that the cash, accounts receivable balances, recurring revenues, proceeds from the sale of common stock, and any future financing activities will be used to fund the Company’s anticipated research and development costs, sales and marketing efforts during the remainder of 2003 and for general working capital purposes. The Company continues to pursue financing alternatives through the issuance of additional equity or debt.

Net cash provided by operating activities was $547 thousand during 2002. The Company used $100 thousand and $570 thousand in operating activities during 2001 and 2000, respectively. The cash provided by operations of $547 thousand during 2002 consisted primarily of the net loss of $705 thousand, offset by non-cash charges of $1.422 million, less changes in operating assets and liabilities of $170 thousand.

Net cash used by investing activities was $458 thousand, $300 thousand, and $318 thousand during 2002, 2001, and 2000, respectively. The Company invested $122 thousand, $208 thousand and $273 thousand in capitalized software development during 2002, 2001, and 2000, respectively. For 2002 and 2001, the Company provided $290 thousand and $80 thousand, respectively, to fund notes receivable to a related party.

Net cash provided by financing activities was $241 during 2002. Net cash used by financing activities was $133 thousand during 2001. Net cash provided by financing activities in 2000 was $1.768 million. The 2000 amounts primarily include proceeds from the related party financing agreements.

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Log-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (“SFAS No. 145”), which will be effective for the Company beginning January 1, 2003. SFAS No. 145 rescinds SFAS Nos. 4, 44, 64 and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Global Med does not expect the adoption of this Statement to have a material impact on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. Global Med is required to implement SFAS No. 146 on January 1, 2003. Global Med does not expect this standard to have a material impact on its consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Global Med does not expect this Interpretation to have a material impact on its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain interim disclosures that are incremental to those required by SFAS No. 123. Global Med will continue to account for stock-based compensation in accordance with APB No. 25. As such, Global Med does not expect this standard to have a material impact on its consolidated financial position or results of operations. Global Med has adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIEs”), an Interpretation of ARB No. 51,” which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE.

In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. Global Med does not expect this Interpretation to have a material impact on its consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk as it relates to Global Med generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates. Global Med is exposed to interest rate risk in its notes payable. Interest rate risk results when the market rate of the debt instruments decreases for notes payable. All of the Company’s outstanding debt is with GMCAL. The Company attempts to reduce interest rate risk by negotiating terms on its debt with GMCAL that are consistent with current market rates. As a result of Global Med’s relationship with its parent companies and subsidiaries, the terms of the financing agreement may not be indicative of those that would have resulted if Global Med were unaffiliated with these entities.

Sensitivity analyses were performed to determine how market rate changes would affect the fair value of our debt. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. A one-percentage point change in interest rates on our debt as of December 31, 2002 would change our annual pre-tax income annual results by approximately $40 thousand. The stated interest rate on our debt, exclusive of financing charges, is 12%. Hypothetically, if the interest rate on this debt were subject to fluctuations with the market and the market interest rate was 13%, Global Med’s pre-tax income would decrease approximately $40 thousand. Conversely, if Global Med’s debt were subject to market fluctuations and the market interest rate was 11%, the Company’s pre-tax income would increase approximately $40 thousand. In addition, each subsequent increase or decrease in the interest rate of 1% would change pre-tax income by an additional $40 thousand.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The Financial Statements that constitute Item 8 are attached at the end of this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Independent Auditors’ Report — Ehrhardt Keefe Steiner & Hottman PC	F-1
Independent Auditors’ Report — Deloitte & Touche LLP	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-5
Consolidated Statements of Stockholders’ Deficit for the years ended
December 31, 2002, 2001 and 2000	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-8
Notes to Consolidated Financial Statements	F-10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification Of Directors and Executive Officers

The following sets forth certain information with respect to the officers and directors of the Company.

Name	Age	Position	Officer or Director Since
Michael I. Ruxin, M.D	57	Chairman of the Board and
		Chief Executive Officer	1989

Fai H. Chan	58	Director	1998
Robert H. Trapp	47	Director	1998
Kwok Jen Fong	53	Director	1998
Gary L. Cook	45	Director, Acting Principal
		Financial Officer and Treasurer	1998

Gordon E. Segal, M.D	51	Director	1997
Gerald F. Willman, Jr	45	Director and Wyndgate Vice
		President International Business
		Development	1995

Tony T.W. Chan	28	Director	1999
Thomas F. Marcinek	49	President and Chief Operating
		Officer	1998
Soo Theng Lua	55	Director	2002
David T. Chen	67	Director	2002

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

Fai H. Chan, has been a Director of the Company since May 1998. From 1997-2002, he was a director and from 1998-2002 he was Chairman of the Board of Directors and President of eVision. Mr. Chan is the Chairman and Managing Director of Heng Fung and has been a Director of Heng Fung since September 2, 1992. Mr. Chan was elected Managing Director of Heng Fung on May 1, 1995 and Chairman on June 3, 1995. Heng Fung’s primary business activities include investment holdings, securities investment, financing, issuance of credit cards and discount cards. Mr. Chan has been the Chairman of the Board of Directors of American Pacific Bank since 1988 and Executive Officer thereof between April 1991 and April 1993.

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

Gary L. Cook has been a Director of the Company since 1998 and the Acting Principal Financial Officer and Treasurer since October 2000. From 1996 to June of 2002, he was Secretary, Treasurer and Chief Financial Officer of eVision and Treasurer of eBanker. From 1994 to 1996, Mr. Cook was self-employed as the principal of a small venture where he researched, directed and managed the start up and development of a small business. From 1982 to 1994, he worked for KPMG LLP responsible for all auditing services for several clients in various financial and other industries. Mr. Cook also directed the training, management and evaluation of staff, developed and implemented accounting, financial reporting and Securities and Exchange Commission reporting systems for major growth companies. Mr. Cook received a B.A. in Accounting from Brigham Young University in 1982 and is a member of the American Institute of Certified Public Accountants. Mr. Cook has been a Director of Cognigen Networks, Inc. since October 2002.

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

Tony T.W. Chan has been a Director of the Company since December 1999. Mr. Chan has been the Chief Operating Officer and Director of eVision since 1999, and its Chairman since 2002. From 1998 to April 1999, Mr. Chan worked as an Investment Banker for Commerzbank, Global Equities, Hong Kong, involved in the establishment of a new regional business center in Hong Kong. From 1996 to 1998, Mr. Chan worked for Peregrine Derivatives specializing in Asian equity financial products. Mr. Chan received a Bachelor of Commerce degree in Finance with honors from the University of British Columbia. Mr. Chan is also a director of American Pacific Bank, President and Director of eBanker and a Director of Heng Fung.

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

Soo Theng Lua has been a director of the Company since March 13, 2002. Mr. Lua has been Executive Chairman of ACPS Investments Pte Ltd, Singapore, which manages investments in manufacturing and securities, since December 2001. Mr. Lua also has been a Director since 1984, and was Managing Director and Principal Consultant from June 2001 to December 2001, of DL Management Consultants Pte Ltd, Singapore, which conducts financial and management consulting projects. From February 1997 to May 2001, he was Director (Institutional Sales) of Ong & Co Pte Ltd, Singapore, which markets and trades securities on the Singapore Exchange. Mr. Lua has been a member of the United Kingdom Chartered Institute of Management Accountants since 1973 and member of the Singapore Institute of Certified Public Accountants since 1973. Mr. Lua received a Bachelor’s Degree in Accountancy from the then University of Singapore in 1973 (now known as National University of Singapore).

David T. Chen has been a director of the Company since March 13, 2002. Mr. Chen has been a Director, the Chief Executive Officer and President of American Pacific Bank, Portland, Oregon since 1993, and was a Director of eBanker USA.com, Inc. until January 2002. Mr. Chen received a B.A. in Public Administration from Taiwan National Chung-Hsin University in 1959, a M.A. in Political Science from the University of Oregon in 1966 and a B.A. in Math from the University of Washington in 1972.

Family Relationships

Mr. Tony T.W. Chan is the son of Mr. Fai H. Chan. Both are directors of the Company.

Resignations

Jeff Busch resigned as a director of the Company and PeopleMed effective December 12, 2002.

Involvement In Certain Legal Proceedings

No event required to be reported hereunder has occurred during the past five years.

Audit Committee

The Audit Committee, whose chairman is Michael I. Ruxin and whose other current members are Robert H. Trapp and Kwok Jen Fong, met once in 2002. The Audit Committee also reviewed and approved in writing the filing of each Form 10-Q during 2002. There is no financial expert on the audit committee at the present time.

Compliance With Section 16(a) Of The Exchange Act

Based on information provided to the Company, it is believed that all of the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock were in compliance with Section 16(a) of the Exchange Act of 1934 during the last fiscal year. During the year ended December 31, 2002, all of the Company’s directors, executive officers and Company’s common stock were in compliance with section 16(a) of the Exchange Act of 1934, except as follows: in July 2002, eBanker transferred its interest in Global Med to Global Med International Limited (“GMIL”). GMIL and eBanker both failed to timely file applicable Forms 3 and 4 reporting this transaction. eBanker and GMIL filed their respective Forms 3 and 4 in September 2002. Related October and November 2002 transactions were reported late in February 2003. The following made untimely filings of applicable Forms 3 and 4 related to this November 2002 transaction: GMIL, GMCAL, Global Med International Holdings Limited (“GMIHL”), eBanker, Online Credit, Heng Fung, and Fai Chan. These filings were made in February 2003. With regard to the November 2002 transaction, Techcap Holdings Limited and New Access Company Limited failed to time file a Form 3. Gary Cook, Director and Acting Principal Financial and Accounting Officer, failed to timely file one Form 4 with respect to one transaction. The transaction was disclosed on a timely filed Form 5. No Forms 5 were filed for Gordon E. Segal, a director, and Jeffrey M. Busch, a former director of the Company; however, based on the Company’s records, it appears that neither had reportable transactions in 2002.

Code of Ethics

The Company does not have a formalized code of ethics at the present time but is in the process of preparing one.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to the Company’s CEO and the other executive officers of the Company who received in excess of $100,000 of salary and bonus from the Company during the three years ended December 31, 2002:

	Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary	Bonuses ($)	Restricted Stock Awards	Options & SARs	All Other Compensation
Michael I. Ruxin,	2002	$272,921	--	--	500,000	$15,988	(1)
Chairman and CEO	2001	250,516	--	--	--	16,866	(2)
	2000	194,750	--	--	--	13,964	(3)
Thomas F. Marcinek,	2002	185,884	--	--	500,000	5,400	(4)
President and COO	2001	163,539	--	--	--	5,400	(5)
	2000	129,904	--	--	--	5,400	(6)
Gerald F. Willman, Jr	2002	105,000	--	--	150,000	--
Director and	2001	105,000	--	--	--	--
Wyndgate Vice	2000	105,142	--	--	--	--
President
International
Business
Development
Alan K. Geddes	2000	98,752	--	--	--	2,586	(7)
Vice President -
Finance, Chief
Financial Officer
and Treasurer
(through July 17,
2000)

(1)	Dr. Ruxin received $5,912 per annum in life insurance premiums and an annual car allowance of $10,076.
(2)	Dr. Ruxin received $5,912 per annum in life insurance premiums and a $913 per month car allowance.
(3)	Dr. Ruxin received $3,800 per annum in life insurance premiums and a $847 per month car allowance.
(4)	Mr. Marcinek received a $450 per month car allowance during 2002.
(5)	Mr. Marcinek received a $450 per month car allowance during 2001.
(6)	Mr. Marcinek received a $450 per month car allowance during 2000.
(7)	Mr. Geddes received a $431 per month car allowance during the first six months of fiscal year 2000. Mr. Geddes resigned from the Company on July 17, 2000.

Stock Option Plans and Other Issuances

In the second quarter of 2001, the Company adopted the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan provides for the issuance of options to purchase up to 15 million registered shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock options or as nonqualified stock options. Only employees of the Company are eligible to receive Incentive Options. The 2001 Plan expires on December 28, 2010. As of December 31, 2002, options to purchase 2.858 million shares of the Company’s common stock at a weighted average exercise price of $0.58 per share were outstanding under the 2001 Plan, of which 193 thousand options to purchase shares were exercisable at December 31, 2002. Options granted under the Plan vest on a straight-line basis, based on schedules as determined by the Board of Directors upon grant and generally expire 10 years after grant. During 2002, the Company issued 2.828 million stock options.

The Second Amended and Restated Stock Option Plan (Plan) provides for the issuance of options to purchase up to 2.2 million registered shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock or as nonqualified stock options. Only employees of the Company are eligible to receive Incentive Options. As of May 31, 2000, options could no longer be issued under this Plan. As of December 31, 2002, options to purchase 1.228 million shares of the Company’s common stock at a weighted average exercise price of $1.16 per share were outstanding under the Plan, of which 1.135 million options to purchase shares were exercisable at December 31, 2002.

The Company also periodically grants options to purchase shares of restricted common stock. The shares underlying these options are not registered under the 1933 Act. As of December 31, 2002, there were options to purchase 4.826 million shares of common stock at a weighted average exercise price of $0.75 per share through 2002 were outstanding, of which 2.086 million were exercisable at December 31, 2002.

Option Grants Table

The Company granted 1.150 million options to the Company’s Executive Officers during the year ended December 31, 2002. See “Other Arrangements”.

Aggregated Option Exercises In 2002 And Year-End Option Values/Table

Name	Shares Acquired on Exercise	Realized	Number of Unexercised Options at Year-end Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at year-end ($) Exercisable/ Unexercisable (1)
Michael I. Ruxin	--	--	250,000 / 2,500,000	$0 / 0
Thomas F. Marcinek	--	--	500,000 /1,000,000	0 / 0
Gerald F. Willman	--	--	150,000 / 150,000	0 / 0
Gary L. Cook	--	--	50,000 / 0	0 / 0

No options were exercised during 2002 by the Company’s executive officers.

(1)	Based on the closing bid price of the Company’s Stock of $0.53 per share on December 31, 2002.

Long-Term Incentive Plan (“LTIP”) Awards Table

No long term incentive plan awards were granted by the Company to any of the executive officers or directors of the Company during the year ended December 31, 2002.

Compensation Of Directors

Standard Arrangements. Members of the Company’s Board of Directors are not compensated in their capacities as board members. However, the Company reimburses all of its officers, directors and employees for accountable expenses incurred on behalf of the Company. Currently, the Company does not pay any directors fees for attendance at board meetings.

Other Arrangements. During 2000, the Company also authorized the issuance of 35 thousand common shares to a director in his capacity as acting Principal Financial and Accounting Officer and Treasurer. Of the 35 thousand authorized shares, 14 thousand had been issued as of December 31, 2002. These shares will be issued at a rate of 7 thousand a year as they are earned. These shares were valued at $37 thousand, and $7 thousand in compensation expense was recognized during 2002 related to these shares. The Company has no other arrangements pursuant to which any director of the Company was compensated during the year ended December 31, 2002 for services as a director.

On August 1, 1998, the Company entered into an employment agreement with Dr. Ruxin for a period of three years commencing August 1, 1998. The initial term of this agreement was extended for an additional two years beyond the initial term (creating a term of five years from August 1, 1998 to July 31, 2003). Under the agreement, Dr. Ruxin receives a salary of $190 thousand per year and certain other fringe benefits. Dr. Ruxin’s employment agreement includes a cost-of-living increase, plus any other increase which may be determined from time to time at the discretion of the Company’s Board of Directors. In July 2001, the Board of Directors authorized an increase in Dr. Ruxin’s salary to $250 thousand per year. Dr. Ruxin’s employment under the employment agreement may be terminated by Dr. Ruxin upon the sale by the Company of substantially all of its assets, a decision by merger or consolidation of the Company to terminate its business and liquidate its assets, the Company with another entity or an agreement to such a merger or consolidation or any other type of reorganization, or if the Company makes a general assignment for the benefit of creditors, files for voluntary bankruptcy or if a petition for the involuntary bankruptcy of the Company is filed in which an order for relief is entered and remains in effect for a period of thirty days or more, or if the Company seeks, consents to, or acquiesces in the appointment of a trustee, receiver or liquidator of the Company or any material part of its assets. Dr. Ruxin’s employment under the employment agreement also may be terminated by reason of Dr. Ruxin’s death or disability or for cause as set forth in the employment agreement. If the Company for any reason other than cause or permanent disability terminates the agreement, the Company must pay Dr. Ruxin compensation, benefits and incentives at the rate in effect at termination for twenty-four months following the date of termination. Pursuant to Dr. Ruxin’s Employment Agreement, the Company authorized the issuance to Dr. Ruxin of a nonqualified stock option to purchase 1 million shares of the Company’s common stock at $0.75 per share, exercisable when the Corporation’s annual audited financial statements reflect earnings of $0.01 per share, or after a vesting period of sixty months. The options expire 10 years from the date of grant.

On November 1, 2002, the Company entered into an Employment Agreement with Dr. Ruxin for a period of five years commencing August 1, 2003 and ending August 1, 2008. Under the Employment Agreement, Dr. Ruxin will receive a salary of $275,000 per year and certain other fringe benefits. Dr. Ruxin’s salary shall be reviewed on an annual basis and if his performance is deemed satisfactory, he shall receive a minimum 7.5% cost of living increase, plus any other increase which may be determined from time to time at the discretion of the Company’s Board of Directors. In addition, Dr. Ruxin shall be eligible for a performance increase. Pursuant to Dr. Ruxin’s Employment Agreement, the Company authorized the issuance to Dr. Ruxin of 500,000 total incentive stock options and nonqualified stock options to purchase an aggregate of 500,000 shares of the Company’s common stock. The options shall become exercisable at the rate of 20% each year upon Dr. Ruxin’s completion of each year of employment with the Company beginning May 29, 2002. The stock option exercise price shall be $0.58, which is the closing price on the execution of Dr. Ruxin’s Employment Agreement. Following the termination of this Agreement by the Employer for any reason other than Cause, Death, or the temporary or permanent disability of Employee, the Employee shall be entitled to compensation and benefits for twenty-four (24) months following the date of termination or the remainder of the contract, whichever is less.

Dr. Ruxin may terminate his employment with the Company upon the occurrence of any of the following events followed by written notice from from the employee to the employer: the sale by Employer of substantially all of its assets; a decision by Employer to terminate its business and liquidate its assets; the merger or consolidation of Employer with another entity or an agreement to such a merger or consolidation or any other type of reorganization; employer makes a general assignment for the benefit of creditors, files a voluntary bankruptcy petition, there are material reductions in Employee’s duties and responsibilities without his written consent or a demotion from the position of President; termination by the Company of employee’s employment with the Company for any reason other than cause, or a five percent reduction in Employee’s base compensation (not including bonus).

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

On November 4, 2002, the Company entered into an Employment Agreement with Thomas F. Marcinek for a period of five years commencing November 2, 2003 and ending November 2, 2008. Under the Employment Agreement, Mr. Marcinek will receive a salary of $175,000 per year and certain other fringe benefits. Mr. Marcinek’s salary shall be reviewed on an annual basis and if his performance is deemed satisfactory, he may receive a minimum 7.5% cost of living increase, plus any other increase which may be determined from time to time at the discretion of the Company’s Board of Directors. In addition, Mr. Marcinek shall be eligible for a performance increase. Following the termination of this Agreement by the Employer for any reason other than Cause, Death, or the temporary or permanent disability of Employee, the Employee shall be entitled to compensation and benefits for twenty-four (24) months following the date of termination or the remainder of the contract, whichever is less.

Pursuant to Mr. Marcinek’s Employment Agreement, the Company authorized the issuance to Mr. Marcinek of 500,000 total incentive stock options and nonqualified stock options to purchase an aggregate of 500,000 shares of the Company’s common stock. The options shall become exercisable at the rate of 20% each year upon Mr. Marcinek’s completion of each year of employment with the Company beginning May 29, 2002. The stock option exercise price shall be $0.58, which is the closing price on the execution of Mr. Marcinek’s Employment Agreement.

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

Pursuant to Mr. Willman’s employment agreement, the Company authorized the issuance to Mr. Willman of 150,000 incentive stock options to purchase an aggregate of 150,000 shares of the Company’s common stock. The options shall become exercisable at the rate of 20% each year upon Mr. Willman’s completion of each year of employment with the Company beginning May 29, 2002. The stock option price shall be $0.58, which was the closing price on October 31, 2002, the execution of Mr. Willman’s employment agreement. Mr. Willman may terminate his employment with the Company under the same circumstances as set forth in Dr. Ruxin’s employment agreement.

Following the termination of the agreement by the Company for any reason other than cause, death, or the temporary or permanent disability, Mr. Willman shall be entitled to compensation and benefits for nine (9) months following the date of termination or the remainder of the agreement, whichever is less.

During 1999, the Board of Directors approved salary increases for Ruxin and Marcinek. The increases range from 15% to 20% and are payable effective August 1, 1999, when the Company has achieved positive cash flow from operations. The Board of Directors also approved bonuses in amounts of $50 thousand and $25 thousand for Ruxin and Marcinek, respectively, payable when the Company has achieved positive cash flow from operations and subject to the approval of the Board of Directors. In July 2001, the Board of Directors authorized payment of a portion of the accrued salary increases to Dr. Ruxin and Mr. Marcinek.

The Board of Directors authorized that $50 thousand be paid to Dr. Ruxin and $25 thousand be paid to Mr. Marcinek of the accrued salaries due them. During 2002, Dr. Ruxin was paid approximately $23 thousand of the accrued salary increase due him and Mr. Marcinek was paid approximately $11 thousand of the accrued salary due him. As of December 31, 2002, the Company had paid Dr. Ruxin $50 thousand and Mr. Marcinek $25 thousand of the salary increases due them.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Heng Fung currently beneficially holds 14.260 million shares (or approximately 40% of the voting rights) of the Company. Heng Fung has appointed five of the ten members of the Board of Directors of the Company. The directors appointed by Heng Fung are Fai H. Chan, Kwok Jen Fong, Robert H. Trapp, Tony T. W. Chan, and Gary L. Cook. Fai H Chan, Kwok Jen Fong and Tony T.W. Chan are also directors of Heng Fung. In addition, Heng Fung and its subsidiaries currently beneficially own warrants which may be exercised and/or converted into 12.186 million shares of the Company’s common stock. Heng Fung owns 98.6% of eCredit Singapore Pte. Ltd., which, in turn, owns 100% of Online Credit. Online Credit is the controlling shareholder of eVision. eVision owned 40% of the outstanding common stock of eBanker until November 2001 when it was transferred to Online Credit. Of the 12.186 million warrants beneficially owned by Heng Fung and subsidiaries 1 million warrants of the Company’s common stock, exercisable at $0.25 per share until April 14, 2008; 10.186 million warrants of the Company’s common stock exercisable at $0.50 per share until July 1, 2011, and 1 million are exercisable at $0.25 per share until April 14, 2008. eVision owns 100% of the outstanding common stock of AFFC.

During 2001, the Company issued eBanker a total of 1.747 million unregistered shares of common stock of the Company in lieu of interest payments through July 1, 2003 on the $3.829 million note payable to eBanker.

Security Ownership of Beneficial Owners

The following table sets forth, as of April 11, 2003, the ownership of the Company’s common stock, based upon 24.545 million shares of common stock outstanding, by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) all persons known by the Company to beneficially own more than 5% of the Company’s common stock.

				Amount and Nature of Beneficial Ownership(2)
Name and Address	Position With Company	Shares of Common Stock		Percent of Common Stock Out- Standing	Shares Underlying Derivative Securities		Combined Shares of Common Stock and Shares Underlying Derivative Securities	Combined Percent of Common Stock
Michael I. Ruxin, M.D	Chairman of	400,000		1.6%	256,250	(3)	656,250	2.6%
12600 W. Colfax	the Board and
Suite C-420	Chief
Lakewood, CO 80215	Executive
	Officer and
	Director
Fai H. Chan (1)	Director	14,260,195	(4)	58.1%	12,436,430	(5)	26,696,623	72.2%
2601, Island Place Tower
510 King's Road
North Point, Hong Kong
Gerald F. Willman, Jr	Director and	882,514	(7)	3.6%	158,000	(8)	1,040,514	4.2%
4925 Robert J. Mathews	Vice
Parkway, Suite 100	President-International
El Dorado Hills, CA 95762	Business
	Development
	(Wyndgate
	Technologies)
Gordon E. Segal, M.D	Director	561,111		2.3%	112,900	(9)	674,011	2.7%
340 W. 57th Apt.95
New York, NY 10019
Thomas F. Marcinek	President and	20,500		0.1%	500,000	(10)	520,500	2.1%
4925 Robert J. Mathews	Chief
Parkway, Suite 100	Operating
El Dorado Hills, CA 95762	Officer
Kwok Jen Fong	Director	-0-		0.0%	150,000	(11)	150,000	0.6%
7 Tamasek Blvd
#43-03 Suntec
Tower One
Singapore 038987
Gary L. Cook	Director,	21,000		0.1%	50,000	(12)	71,000	0.3%
12600 W. Colfax	Acting
Suite C-420	Principal
Lakewood, CO 80215	Financial and
	Accounting
	Officer and
	Treasurer

				Amount and Nature of Beneficial Ownership(2)
Name and Address	Position With Company	Shares of Common Stock		Percent of Common Stock Out- Standing	Shares Underlying Derivative Securities		Combined Shares of Common Stock and Shares Underlying Derivative Securities	Combined Percent of Common Stock
Robert H. Trapp	Director	-0-		0.0%	50,000	(13)	50,000	0.2%
1888 Sherman Street
Suite 500
Denver, CO 80203
Kim Geist	Secretary	-0-		0.0%	19,000	(14)	19,000	0.1%
12600 W. Colfax
Suite C-420
Lakewood, CO 80215
Tony T.W. Chan	Director	-0-		0.0%	30,000	(15)	30,000	0.1%
2601, Island Place Tower
510 King's Road
North Point, Hong Kong
Soo Theng Lua	Director	-0-		0.0%	-0-		-0-	0.0%
6 Everton Park # 01-18
Singapore, 080006
David T. Chen	Director	-0-		0.0%	-0-		-0-	0.0%
315 SW 5th Avenue,
Suite 201
Portland, OR 97204
All Directors and Executive		16,145,320		65.8%	13,762,580		29,907,900	78.1%
Officers as a group (12
persons)
Heng Fung	None	14,260,195	(16)	58.1%	12,186,430	(17)	26,446,625	72.0%
2601, Island Place Tower
510 King's Road
North Point, Hong Kong
Global Med China & Asia	None	12,260,195	(18)	49.9%	11,186,430	(19)	23,446,625	65.6%
Limited
2601, Island Place Tower
510 King's Road
North Point, Hong Kong
Techcap Holdings Limited	None	12,260,195	(20)	49.9%	11,186,430	(20)	23,446,625	65.6%
Limited
2601, Island Place Tower
510 King's Road
North Point, Hong Kong

(1)Fai H. Chan is an officer, director and along with his wife an approximate 41% shareholder of Heng Fung and, therefore, is a beneficial owner of the shares beneficially owned by Heng Fung and its subsidiaries. Fong, Trapp, and Tony T. W. Chan are also officers, directors and/or shareholders of Heng Fung and/or certain of its subsidiaries; however, they disclaim beneficial ownership of the shares beneficially owned by Heng Fung and its subsidiaries. Heng Fung owns 98.6% of the outstanding common stock of eCredit Singapore Pte. Limited (“eCredit”). eCredit owns 100% of the outstanding common stock of Online Credit. Heng Fung and subsidiaries are the controlling shareholders of eVision. eVision owns and 100% of the outstanding common stock of AFFC, the underwriter of the Company’s initial public offering. Online Credit owns 3,050,000 shares of the Company’s common stock. eBanker, through a subsidiary, holds a security interest in: (i) 11,210,195 shares of the Company’s common stock; (ii) warrants to purchase 1,000,000 shares of the Company’s Common Stock, exercisable at $0.25 per share until April 14, 2008; and (iii) warrants to purchase 10,186,430 shares of the Company’s common stock through July 1, 2011, eVision owns warrants to purchase 1,000,000 shares of the Company’s common stock, exercisable at $0.25 per share until April 14, 2008. As documented in notes 18 and 19 below, eBanker’s interest in Global Med in its entirety was transferred to GMCAL in October 2002. Ownership in GMCAL was transferred to an unrelated party in November 2002. As eBanker, through a subsidiary, maintains possession of the ownership interest transferred to GMCAL as security to vendor financing until such time as certain events occur, Heng Fung’s beneficial ownership in the shares and warrants of Global Med transferred to GMCAL is disclosed and considered beneficially owned.

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

(3) Includes 6,250 shares underlying warrants issued in connection with the purchase of 10% Notes and 250,000 shares underlying options. Does not include 2,500,000 shares underlying options which are not exercisable within 60 days of the date hereof.

(4) Includes the following shares owned by subsidiaries of Heng Fung, of which Mr. Chan is an officer, director and shareholder: (i) 3,050,000 shares owned by Online Credit; and (ii) 11,210,195 shares held in a security interest by a subsidiary of eBanker.

(5) Includes the following shares underlying derivative securities owned by subsidiaries of Heng Fung, of which Mr. Chan is an officer, director and, along with his wife, an approximate 41% shareholder: (i) 11,186,430 shares underlying warrants in which eBanker, through a subsidiary, maintains possession of the ownership interest transferred to GMCAL as security to vendor financing until such time as certain events occur; and (ii) 1,000,000 shares underlying warrants owned by eVision. Also includes 250,000 shares underlying options issued to Mr. Chan for services as a director of the Company.

(6) Not used.

(7) Includes 346,481 shares owned by Lori J. Willman, the spouse of Mr. Willman.

(8) Includes 150,000 shares underlying options owned by Mr. Willman and 8,000 shares underlying options owned by Lori J. Willman, the spouse of Mr. Willman. Does not include 150,000 shares underlying options owned by Mr. Willman and 12,000 shares underlying options owned by Mrs. Willman which are not exercisable within 60 days of the date hereof. Mr. Willman has granted individual options to certain employees of Wyndgate Technologies to purchase all or any part of 109,434 of his shares of the Company, exercisable until September 21, 2005.

(9) Includes 6,250 shares underlying warrants issued in connection with 10% Notes and 74,000 shares underlying options.

(10) Includes 500,000 shares underlying options. Does not include 1,000,000 options which are not exercisable within 60 days of the date of February 28, 2003.

(11) Includes 150,000 shares underlying options.

(12) Includes 50,000 shares underlying options. Does not include 14,000 shares which do not vest within 60 days of the date of February 28, 2003.

(13) Includes 50,000 shares underlying options.

     (14) Includes 19,000 shares underlying options. Does not include 21,000 shares underlying options which are not exercisable within 60 days of the date of February 28, 2003.

     (15) Includes 30,000 shares underlying options. Does not include 20,000 shares underlying options which are not exercisable within 60 days of the date of February 28, 2003.

(16) Includes the following shares owned by subsidiaries of Heng Fung: (i) 3,050,000 shares owned by Online Credit; and (ii) 11,210,195 shares in which a subsidiary of eBanker holds a security interest.

(17) Includes the following shares underlying derivative securities owned by subsidiaries of Heng Fung: (i) 11,186,430 shares underlying warrants in which a subsidiary of eBanker holds a security interest; and (ii) 1,000,000 shares underlying warrants owned by eVision.

(18) Global Med China & Asia Limited (GMCAL) owns 11,210,195 shares. eBanker transferred 11,210,195 shares to GMCAL in October 2002. Ownership in GMCAL was transferred to an unrelated third party in November 2002. eBanker, through a subsidiary, maintains possession of the ownership interest transferred to GMCAL as security to vendor financing until such time as certain events occur.

(19) GMCAL owns 10,186,430 warrants. eBanker transferred 10,186,430 warrants to GMCAL in October 2002. eBanker, through a subsidiary, maintains possession of the ownership interest in the warrants transferred to GMCAL as security to vendor financing until such time as certain events occur.

(20) In November 2002, ownership of GMCAL was transferred to an unrelated third party, New Access Company Limited, wholly owned by Techcap Holdings Limited. As a result, the beneficial ownership of Techcap Holdings Limited in Global Med is equal to that of GMCAL.

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

As of June 21, 2002, the Company’s Board of Directors had independently approved borrowings to a related party totaling $370 thousand. During the year ended December 31, 2002, the Company’s Notes Receivable, related party balance, increased $290 thousand to a total of $370 thousand as a result of funds advanced in the form of promissory notes to this entity controlled by a, now formerly, director of the Company, Jeff Busch. The notes bear interest at 12% per year and mature in 2006. During the year ended December 31, 2001, the Company had lent $80 thousand to this entity. In addition, the CEO and Chairman of Global Med, Michael I. Ruxin, was also on the board of directors of this entity controlled by Jeff Busch. Dr. Ruxin resigned as a director of the related entity effective December 12, 2002. Jeff Busch resigned his position as a director of the Company and PeopleMed effective December 12, 2002. As a result, Jeff Busch and the entity controlled by Jeff Busch are no longer related parties of the Company. On March 10, 2003 the Company’s Board of Directors approved and subsequently funded additional borrowings to the entity controlled by Jeff Busch in the amount of $30 thousand.

During 2002, 2001 and 2000, eVision provided the Company with various accounting services. The Company recognized $52 thousand, $123 thousand, and $117 thousand in general and administrative expenses related to these services. During 2002, 2001, and 2000, the Company incurred $460 thousand, $453 thousand, and $604 thousand, respectively, in interest charges from eBanker. Global Med International Holdings Limited (“GMIHL”) is a subsidiary of eBanker. The Company incurred $12 thousand in interest charges from GMIHL during 2002 and none during 2001 and 2000.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

The Company, under the supervision of the Chief Executive Officer and Acting Principal Financial and Accounting Officer, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this Annual Report on Form 10-K. Based upon the results of this evaluation, the Company believes that it maintains proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company’s controls subsequent to the evaluation date.

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits.

See "EXHIBIT INDEX" on page 41

(b) Current Reports on Form 8-K:

A current Report on Form 8-K dated and filed December 20, 2002 to report under Item 5. The Current Report contained information related to the Company’s termination of a contract with a significant customer that was set to expire on December 31, 2005. The Form 8-K contained the significant terms and conditions of this contract termination.

A Current Report on Form 8-K was filed October 24, 2002 announcing the American Red Cross’ selection of Wyndgate Technologies’ SAFETRACE TX software for a pilot project at Central Plains Blood Services Region in Witchita, Kansas.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC. A Colorado Corporation

Date: April 11, 2003

By: /s/ Michael I. Ruxin Michael I. Ruxin, Chairman of the Board and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Date: April 11, 2003

By: /s/ Michael I. Ruxin Michael I. Ruxin, Chairman of the Board and Chief Executive Officer and Director

Date: April 11, 2003

By: /s/ Thomas F. Marcinek Thomas F. Marcinek, President and Chief Operating Officer

Date: April 14, 2003

By: /s/ Gary L. Cook Gary L. Cook, Director, Acting PrincipalFinancial and Accounting Officer Treasurer

Date: April 14, 2003

By: /s/ Gerald F. Willman, Jr. Gerald F. Willman, Jr., Director and Wyndgate Vice President - International Business Development

Date: April 11, 2003

By: /s/ Fai H. Chan Fai H. Chan, Director

Date: April 14, 2003

By: /s/ Robert H. Trapp Robert H. Trapp, Director

Date: April 14, 2003

By: /s/ Kwok Jen Fong Kwok Jen Fong, Director

Date: April 10, 2003

By: /s/ Gordon E. Segal Gordon E. Segal, Director

Date: April 11, 2003

By: /s/ Tony T.W. Chan Tony T.W. Chan, Director

Date: April 11, 2003

By: /s/ Soo Theng Lua Soo Theng Lua

Date: April 11, 2003

By: /s/ David T. Chen David T. Chen

Certification

I, Michael I. Ruxin, M.D., Chairman and Chief Executive Officer of Global Med Technologies, Inc. (the "Company"), certify that:

1. I have reviewed this Form 10-K of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 14, 2003

/s/ Michael I. Ruxin, M.D. Name: Michael I. Ruxin, M.D. Title: Chairman of the Board and Chief Executive Officer

Certification

I, Gary L. Cook, the Acting Principal Financial Officer of Global Med Technologies, Inc. (the "Company"), certify that:

1. I have reviewed this report on Form 10-K of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such tatements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 14, 2003

/s/ Gary L. Cook Name: Gary L. Cook Title: Director, Acting Principal Financial Officer, and Treasurer

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS

TO

FORM 10-K

GLOBAL MED TECHNOLOGIES, INC.

and SUBSIDIARY

EXHIBIT INDEX

EXHIBIT INDEX

    Exhibit
    Number                                                     DESCRIPTION

3.1	Amended and Restated Articles of Incorporation, filed June 2, 1995 (1)

3.2	Articles of Amendment to the Articles of Incorporation, filed March 5, 1996 (1)

3.3	Articles of Amendment to the Articles of Incorporation, filed May 30, 1996 (1)

3.4	Bylaws, as amended (1)

4.1	Form of Representative's Warrants to Purchase Units (1)

4.2	Form of Class A common stock Purchase Warrant Certificate (1)

4.3	Specimen copy of stock certificate for common stock, $.01 par value (1)

10.1	Lease Agreement, dated April 15, 1992, and Lease Addendums, dated April 8, 1992 and October 21, 1994 (1)

10.2	Lease Agreement, dated July 19, 1995, and Lease Addendum (1)

10.3	Employment Agreement, dated May 24, 1995, between the Company and Michael I. Ruxin, as amended July 8, 1995, August 1, 1995, September 21, 1995 and July 15, 1996 (1)

10.4	Employment Agreement, dated May 24, 1995, between the Company and William J. Collard, as amended July 22, 1996 (1)

10.5	Employment Agreement, dated June 28, 1995, between the Company and Joseph F. Dudziak (1)

10.6	Employment Agreement, dated February 8, 1996, between the Company and L.E. "Gene" Mundt (1)

10.7	Amended and Restated Stock Option Plan, as amended on May 5, 1995, May 29, 1996 and December 11, 1996 (1)

10.7(A)	Amendment dated March 31, 1997, to the Amended and Restated Stock Option Plan. (2)

10.8	Voting Agreement, dated May 23, 1995 (1)

10.9	Shareholders’ Agreement dated August 16, 1991, as amended on May 5, 1995 September 1996, June 24, 1996, July 25, 1996, Consent and Waiver, dated July 12, 1996, and Rescission of Shareholder’s Agreement, dated June 22, 1996 (1)

10.10	Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.11	Form of Drug Testing Service Contract (1)

10.12	Form of License Agreements (1)

10.13	Warrant Agreement, dated February 11, 1997, between Global Med and American Securities Transfer & Trust, Inc. (1)

10.14	Exclusivity and Software Development Agreement, dated November 14, 1996, between and among Global Med and Ortho Diagnostic Systems Inc. (1)

10.15	Amendment, dated November 14, 1996, to Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.16	Amendment, dated January 14, 1997, to Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.17	Interim Management Agreement, dated July 7, 1997, between the Company and National Medical Review Offices, Inc. (1)

10.18	Asset Purchase Agreement, dated August 18, 1997, between the Company and National Medical Review Offices, Inc. (1)

10.19	Third Amendment to Exclusivity and Software Development Agreement, dated September 17, 1997 between Global Med and Ortho Diagnostic Systems, Inc. (1)

10.20	Second Amended and Restated Stock Option Plan, as amended October 3, 1997 and December 2, 1997 (3)

10.21	Fourth Amendment to Exclusivity and Software Development Agreement, dated December 22, 1997 between Global Med and Ortho Diagnostic Systems, Inc. (4)

10.22	Development Agreement, dated July 12, 1996 between Global Med and The Institute for Transfusion Medicine, dated July 12, 1996, as amended January 12, 1998 (4)

10.23	Loan Commitment, dated April 14, 1998, between Heng Fung Finance Company Limited and the Company, as amended on April 16, 1998 (4)

10.24	Loan Commitment, dated April 14, 1998, between Fronteer Capital, Inc. and the Company, as amended on April 16, 1998 (4)

10.25	Amendment to Loan Commitment, dated April 16, 1998, between Heng Fung Finance Company Limited and the Company (4)

10.26	Amendment to Loan Commitment, dated April 16, 1998, between Fronteer Capital, Inc. and the Company (4)

10.27	Second Amendment to Loan Commitments, dated April 20, 1998 between the Company, Heng Fung Finance Company Limited and Fronteer Capital, Inc. (4)

10.28	Employment Agreement, dated August 1, 1998, between the Company and Michael I. Ruxin (5)

10.29	Employment Agreement, dated August 1, 1998, between the Company and Alan K. Geddes (5)

10.30	Employment Agreement, dated August 1, 1998, between the Company and Thomas F. Marcinek (5)

10.31	Consultancy Agreement, dated August 1, 1998, between the Company and Jeffrey M. Busch, Esq. (5)

10.32	Warrant to Purchase Common Shares dated April 20, 1998, issued by the Company to Heng Fung Finance Company Limited (5)

10.33	Warrant to Purchase Common Shares dated April 20, 1998, issued by the Company to Fronteer Capital, Inc.(5)

10.34	Loan Agreement, dated August 12, 1998, between the Company and Heng Fung Finance Company Limited (5)

10.35	Loan Agreement, dated August 12, 1998, between the Company and Fronteer Capital, Inc. (5)

10.36	Personal Guaranty, dated August 12, 1998, by Michael I. Ruxin, M.D. as Guarantor, the Company as Debtor and Fronteer Capital, Inc. as Beneficiary (5)

10.37	Assignment, Assumption and Consent Agreement, dated September 28, 1998, by the Company, Michael I. Ruxin, M.D., Fronteer Capital Inc. and Fronteer Development Finance, Inc. (5)

10.38	Loan and Warrant Purchase and Sale Agreement, dated October 7, 1998, between the Company, Heng Fung Finance Company Limited and Fronteer Development Finance (5)

10.39	Promissory Note, dated October 30, 1998, by the Company as Maker and Fronteer Development Finance as the Holder (5)

10.40	Warrant to Purchase Common Shares, dated October 30, 1998, issued by the Company to Fronteer Development Finance Inc. (5)

10.41	Promissory Note, dated October 26, 1998, by the Company as Maker and Fronteer Development Finance, Inc. as the Holder (5)

10.42	Promissory Note, dated October 26, 1998, by the Company as the Maker and Heng Fung Finance Company Limited as the Holder (5)

10.43	Warrant to Purchase Common Shares, dated October 26, 1998, issued by the Company to Fronteer Development Finance, Inc. (5)

10.44	Warrant to Purchase Common Shares, dated October 26, 1998, issued by the Company to Heng Fung Finance Company Limited (5)

10.45	Employment Agreement, dated February 1, 1999, between the Company and James Flynt (6)

10.46	Bridge Loan Agreement, dated March 18, 1999, between the Company and eBanker USA.Com, Inc. (6)

10.47	First Amendment to Loan Agreement among the Company, Michael I. Ruxin, M.D., eBanker USA.Com, Inc. and Heng Fung Finance Company Limited, dated March 18, 1999 (6)

10.48	Office Lease between the Company and Golden Hill Partnership, dated January 11, 1999 (6)

10.49	Standard Industrial/Commercial Multi-Tenant Lease between the Company and James W. Cameron, Jr., dated February 8, 1999 (6)

10.50	Settlement Agreement and Release of All Claims between the Company and William J. Collard and Hollis Gailey, dated December 22, 1998 (6)

10.51	Bridge Loan Agreement, dated April 13, 1999, between the Company and Heng Fung Finance Company Limited (7)

10.52	Revised Bridge Loan Agreement, dated May 7, 1999, between the Company and eBanker USA.com, Inc. (7)

10.53	Loan Agreement dated April 12, 2000 between the Company and eBanker (8)

10.54	Loan Agreement dated April 14, 2000 between the Company and eBanker (8)

10.55	Loan extension dated April 14, 2000 between the Company and eBanker (8)

10.56	Loan Agreement dated November 19, 2000 between the Company and eBanker (9)

10.57	Interest payment option dated March 21, 2001 between the Company and eBanker (9)

10.58	2001 Stock Option Plan (11)

10.59	Amended and Restated 1997 Stock Compensation Plan (12)

10.60	Employment Agreement, executed October 31, 2002, between the Company and Gerald F. Willman Jr, effective July 1, 2004 and ending November 1, 2008 (13)

10.61	Employment Agreement, executed November 1, 2002, between the Company and Michael I. Ruxin, effective August 1, 2003 and ending August 1, 2008 (13)

10.62	Employment Agreement, executed October 31, 2002, between the Company and Tim Pellegrini, effective April 1, 2004 and ending November 1, 2008 (13)

10.63	Employment Agreement, executed October 31, 2002, between the Company and Miklos Csore, effective November 1, 2003 and ending November 1, 2008 (13)

10.64	Employment Agreement, executed November 4, 2002, between the Company and Thomas F. Marcinek, effective November 2, 2003 and ending November 2, 2008 (13)

10.65	Termination Agreement, executed December 19, 2002, between the Company and a significant customer.

10.66	Amendment to the Loan Restructuring and Restatement Agreement

21	Subsidiaries of the Company

23	Consent of Independent Auditors - Deloitte & Touche LLP

23.1	Consent of Independent Auditors - Ehrhardt Keefe Steiner & Hottman PC

99.2	Certification of Chairman and Chief Executive Officer

99.1	Certification of Acting Principal Financial Officer and Treasurer

_______________________
(1)	The documents identified are incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 333-11723).

(2)	Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-28155).

(3)	Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-45031).

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997.

(5)	Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-52761).

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

(7)	Incorporated by reference from the Company’s Form 10-QSB for the quarterly period ended March 31, 1999.

(8)	Incorporated by reference from the Company’s Form 10-QSB for the quarterly period ended March 31, 2000.

(9)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended March 31, 2001.

(10)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A dated March 15, 2001.

(11)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-60674)

(12)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-60672)

The Company’s Forms 10-Q for the quarterly periods ended March 31, June 30, and September 30, 2001 and 2002 are also incorporated by reference.

Independent Auditors’ Report

Board of Directors
Global Med Technologies, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Global Med Technologies, Inc. and subsidiary as of December 31, 2002, and 2001, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Med Technologies, Inc. and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC

March 10, 2003, except for
Note 11 as to which is dated April 7, 2003
Denver, Colorado

Independent Auditors’ Report

Board of Directors
Global Med Technologies, Inc. and Subsidiary

We have audited the accompanying consolidated statements of operations, stockholders’ deficit and cash flows of Global Med Technologies, Inc. and Subsidiary (the “Company”) for the year ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
April 12, 2001

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 1,007	677
Accounts receivable-trade, net of allowance for uncollectible accounts
of $84 and $181, respectively	648	778
Accrued revenues, net of allowance for uncollectible accounts of
$76 and $76, respectively	185	426
Prepaid expenses and other assets	177	83

Total current assets	2,017	1,964
EQUIPMENT, FURNITURE AND FIXTURES, AT COST:
Furniture and fixtures	387	270
Machinery and equipment	302	297
Computer hardware and software	1,733	1,660

	2,422	2,227
Less accumulated depreciation and amortization	(2,136)	(1,982)

Net equipment, furniture and fixtures	286	245
CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
net of accumulated amortization of $2,936 and $2,455,
respectively	377	808
NOTES RECEIVABLE, RELATED PARTY	370	80
OTHER ASSETS	--	70

Total assets	$ 3,050	3,167

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	December 31,
	2002	2001
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 177	262
Accrued expenses	673	817
Accrued payroll	162	215
Accrued compensated absences	467	429
Noncompete accrual	35	35
Deferred revenue	1,142	1,333
Current portion of capital lease obligations	--	59
FINANCING AGREEMENTS, RELATED PARTY	188	--

Total current liabilities	2,844	3,150
DEFERRED REVENUE, less current portion	759	781
CAPITAL LEASE OBLIGATIONS, less current portion	--	9
FINANCING AGREEMENTS, RELATED PARTY	3,829	3,829

Total liabilities	7,432	7,769

COMMITMENTS AND CONTINGENCIES (Notes 2, 5 and 9)
STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value: Authorized shares - 10,000;	--	--
none issued or outstanding
Common stock, $.01 par value: Authorized shares -
90,000;
issued and outstanding shares-24,538 and 24,256 at December 31,	245	243
2002 and 2001, respectively
Additional paid-in capital	34,599	34,357
Warrants and interest, parent company	(348)	(1,063)
Stock options issued for prepaid services	(34)	--
Accumulated deficit	(38,844)	(38,139)

Total stockholders' deficit	(4,382)	(4,602)

Total liabilities and stockholders' deficit	$ 3,050	3,167

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Year Ended December 31
	2002	2001	2000
REVENUES:
License fees, maintenance and usage fees	$ 4,717	4,869	3,516
Implementation and consulting services	1,910	1,355	863

	6,627	6,224	4,379

COST OF REVENUES:
License fee, maintenance and usage fees	1,200	1,460	1,124
Implementation and consulting services	1,421	1,050	505

	2,621	2,510	1,629

Gross profit	4,006	3,714	2,750
OPERATING EXPENSES:
General and administrative	1,945	2,529	2,766
Sales and marketing	1,426	1,545	1,417
Research and development	465	306	709
Depreciation and amortization	154	254	164

Income (loss) from operations	16	(920)	(2,306)
OTHER INCOME (EXPENSES):
Interest income	15	25	16
Interest expense	(9)	(25)	(41)
Interest expense to related party	(472)	(453)	(577)
Financing costs to related party	(255)	(317)	(1,984)

Loss before taxes	(705)	(1,690)	(4,892)

Income tax expense	--	--	--

Net loss	$ (705)	(1,690)	(4,892)

Basic and diluted loss per common share	$ (0.03)	(0.07)	(0.36)

Weighted average number of common shares
outstanding	24,487	23,300	13,745

         See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock Shares Amount		Additional paid-in Capital	Warrants & Interest, parent Company	Stock Options Issued for Prepaid Services	Accumulated Deficit	Total
Balances, January 1, 2000	11,638	$ 116	27,158	--	--	$(31,557)	(4,283)
Exercise of warrants in relation to
financing agreements	8,000	80	1,920	--	--	--	2,000
Issuance of common stock in
consideration of debt financings	857	8	919	--	--	--	927
Exercise of stock options	44	1	40	--	--	--	41
Issuance of common stock at a
discount	--	--	1,129	--	--	--	1,129
Issuance of common stock for cash	1,370	14	671	--	--	--	685
Issuance of common stock for services	320	3	444	--	--	--	447
Fair value of options issued to
consultants	--	--	37	--	--	--	37
Contributed capital	--	--	164	--	--	--	164
Net loss	--	--	--	--	--	(4,892)	(4,892)

Balances, December 31, 2000	22,229	$222	32,482	--	--	(36,449)	(3,745)
Issuance of common stock for payment
of interest, related party (see note 2)	1,747	17	1,171	--	--	--	1,188
Prepaid interest to parent company
(see note 2), net of amortization of $507	--	--	--	(681)	--	--	(681)
Issuance of warrants to related
party (see note 2)	--	--	510	--	--	--	510
Issuance of warrants for refinancing
costs (see note 2), net of amortization of $128	--	--	--	(382)	--	--	(382)
Issuance of options to consultants	--	--	15	--	--	--	15
Issuance of common shares for
services	13	1	10	--	--	--	11
Issuance of common shares for
services, related party	267	3	169	--	--	--	172
Net loss	--	--	--	--	--	(1,690)	(1,690)

Balances, December 31, 2001	24,256	$243	34,357	(1,063)	--	$(38,139)	(4,602)

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock Shares Amount		Additional paid-in Capital	Warrants and Interest, Parent Company	Stock Options Issued for Prepaid Services	Accumulated Deficit	Total
Balances, December 31, 2001	24,256	$243	$34,357	$(1,063)	--	$(38,139)	$(4,602)
Prepaid interest to parent
company (see note 2)	--	--	--	460	--	--	460
Amortization of warrants issued for
refinancing costs (see note 2)	--	--	--	255	--	--	255
Stock options issued for
prepaid services	--	--	48	--	(34)	--	14
Issuance of common shares for
cash net of	222	2	95	--	--	--	97
offering costs (see note 6)
Issuance of options to	--	--	13	--	--	--	13
consultants
Issuance of common shares for
services	3	--	2	--	--	--	2
Issuance of common shares for
intellectual
property	50	--	52	--	--	--	52
Issuance of PeopleMed common
stock for
intellectual property	--	--	25	--	--	--	25
Issuance of common shares for
services, related
party (see note 6)	7	--	7	--	--	--	7
Net loss	--	--	--	--	--	(705)	(705)

Balances, December 31, 2002	24,538	$245	$34,599	$ (348)	$(34)	$(38,844)	$(4,382)

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(705)	(1,690)	(4,892)
Adjustments to reconcile net loss to net cash provided by (used
in) operating activities:
Depreciation and amortization	154	254	164
Amortization of software development costs	481	597	663
Amortization of financing costs, related party	255	317	1,984
Issuance of common stock for payment of interest, related party	460	453	--
Amortization of discount on note payable, related party	12	--	--
Issuance of common stock, options and warrants
for services and other	36	383	463
Bad debt expense	24	95	--
Changes in operating assets and liabilities:
Accounts receivable-trade	106	(24)	(344)
Accrued revenues	241	(255)	92
Prepaid expenses and other assets	(24)	22	(44)
Accounts payable	(85)	(203)	162
Accrued expenses	(156)	(133)	509
Accrued payroll	(53)	56	72
Accrued compensated absences	38	51	(34)
Deferred revenue	(237)	(23)	635

Net cash provided by (used in) operating activities	547	(100)	(570)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(195)	(12)	(45)
Notes receivable, related party	(290)	(80)	--
Funded software development	149	--	--
Increase in capitalized software development costs	(122)	(208)	(273)

Net cash used in investing activities	(458)	(300)	(318)

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short-term debt	$ --	$ --	1,000
Proceeds from note payable, related party	200	--	--
Principal payments under capital lease obligations	(56)	(133)	(122)
Exercise of common stock options	--	--	41
Minority investment in subsidiary	--	--	164
Issuance of common stock, net of offering costs	97	--	685

Net cash provided by (used in) financing activities	241	(133)	1,768

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	330	(533)	880
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	677	1,210	330

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 1,007	$ 677	1,210

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:

Cash paid for interest in 2002, 2001 and 2000 was $9 thousand, $25 thousand and $314 thousand, respectively. Of the $9 thousand and $25 thousand paid in interest in 2002 and 2001, none was paid to eBanker. Of the $314 thousand in cash paid for interest in 2000, $273 thousand was paid to eBanker.

During 2002, the Company entered into the following non-cash transactions:

o	Global Med issued common shares to a related party for services valued at $7 thousand.

o

Global Med issued 50 thousand shares of common stock and PeopleMed issued 25 thousand shares of common stock as consideration for intellectual property used in the development of software. These shares were valued at $77 thousand.

o

Global Med issued 25 thousand Global Med options and 25 thousand PeopleMed options as consideration for current and future services to be provided to the Company. These options were valued at $48 thousand.

See accompanying notes to the consolidated financials statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

On May 23, 1995, The Wyndgate Group, Limited (“Wyndgate”) merged with National MRO, Inc. (“National MRO”) and National MRO changed its name to Global Data Technologies, Inc., which subsequently changed its name to Global Med Technologies, Inc. Global Med Technologies, Inc. provides information management software products and services to the health care industry. Wyndgate operates as a division of Global Med Technologies, Inc. and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities.

During 1999, Global Med Technologies, Inc. formed a subsidiary, PeopleMed.com, Inc. (“PeopleMed”), a Colorado corporation, which is approximately 83% owned by the Company to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. Approximately 14% of PeopleMed is owned by certain officers and directors of Global Med Technologies, Inc. The remaining 3% of PeopleMed common shares are owned by unaffiliated shareholders. Global Med Technologies, Inc. and PeopleMed are referred to collectively as the “Company”or “Global Med”. The Company operates in two separate business segments (see note 10).

RELATED PARTIES

Global Med is financed primarily through lending arrangements with Global Med China & Asia Limited (GMCAL). These lending arrangements were originated by eBanker USA.com, Inc. (“eBanker”) and transferred, along with eBanker’s ownership in Global Med, to GMCAL in October 2002. Ownership in GMCAL was transferred to an unrelated third party in November 2002. eBanker, through a subsidiary, maintains various controls, as well as a security interest, in the lending arrangements , until such time as certain events occur. Until November 28, 2001, eBanker was a consolidated subsidiary of eVision International, Inc. (“eVision”). eVision is majority owned by Heng Fung Holdings Limited (“Heng Fung” formerly known as Online Credit International Limited) and its subsidiary, Online Credit Limited (“Online Credit”). Currently, Online Credit and GMCAL are shareholders of Global Med. Until November, 2001 and November 2002, eVision and eBanker through a subsidiary, respectively, were also shareholders of Global Med. Additionally, eVision and GMCAL each hold warrants to acquire 1 million and 11.186 million shares, respectively, of Global Med’s common stock with exercise prices that range from $0.25-$0.50 per share. As discussed further below and in the accompanying financial statements, in November 2000, eBanker and Global Med entered into a series of equity transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision effective November 2000.

On November 28, 2001, the shareholders of eVision approved a transaction which transferred certain of the assets of eVision to Online Credit as satisfaction of the certain obligations eVision had with Online Credit. As a result, all of Global Med’s common shares held by eVision and all eBanker’s common shares and warrants held by eVision were transferred to Online Credit. Consequently, as of November 28, 2001, Global Med remained a consolidated entity of eBanker for accounting purposes; however, eBanker is now directly controlled by Online Credit instead of eVision.

During 2002, 2001 and 2000, eVision provided the Company with various accounting services. The Company recognized $52 thousand, $123 thousand, and $117 thousand in general and administrative expenses related to these services. During 2002, 2001, and 2000, the Company incurred $460 thousand, $453 thousand, and $604 thousand, respectively, in interest charges from eBanker. Global Med International Holdings Limited (“GMIHL”) is a subsidiary of eBanker. The Company incurred $12 thousand in interest charges from GMIHL during 2002 and none during 2001 and 2000. As discussed further in note 2, Global Med has an outstanding note payable as of December 31, 2002 of $200 thousand to GMIHL.The Company capitalized $27 thousand in interest charges from eBanker to software development costs during 2000 and none in 2002 and 2001. During 2002, 2001, and 2000, all of the Company’s financing costs were derived from arrangements with eBanker, eVision, or GMIHL.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 21, 2002, the Company’s Board of Directors had independently approved borrowings to a related party totaling $370 thousand. During the year ended December 31, 2002, the Company’s Notes Receivable, related party balance, increased $290 thousand to a total of $370 thousand as a result of funds advanced in the form of promissory notes to this entity controlled by a, now formerly, director of the Company, Jeff Busch. The notes bear interest at 12% per year and mature in 2006. During the year ended December 31, 2001, the Company had lent $80 thousand to this entity. In addition, the CEO and Chairman of Global Med, Michael I. Ruxin, was also on the board of directors of this entity controlled by Jeff Busch. Dr. Ruxin resigned as a director of the related entity effective December 12, 2002. Jeff Busch resigned his position as a director of the Company and PeopleMed effective December 12, 2002. As a result, Jeff Busch and the entity controlled by Jeff Busch are no longer related parties of the Company. On March 10, 2003 the Company’s Board of Directors approved and subsequently funded additional borrowings to the entity controlled by Jeff Busch in the amount of $30 thousand.

As a result of these transactions and relationships, the financial condition and results of operations Global Med may not necessarily by indicative of those that would have resulted if Global Med were unaffiliated with the related party entities mentioned above.

BASIS OF PRESENTATION

During 2002, the Company incurred net losses of $705 thousand and provided $547 thousand of cash from operations. For the years ended December 31, 2001 and 2000, the Company used $100 thousand and $570 thousand, respectively, in operating activities. On July 1, 2001, the note payable with eBanker was automatically extended to July 1, 2003. On April 7,_2003, GMCAL and Global Med entered into an agreement to extend the repayment date of the $3.829 million loan from July 1, 2003 to January 1, 2004. As part of the extension agreement, Global Med agreed to pay GMCAL a fee of $287 thousand which includes the extension fee and all interest due for the period from July 1, 2003 to January 1, 2004. As of the date of this agreement, the Global Med had paid GMCAL $200 thousand of the $287 thousand extension fee and the remaining $87 thousand for the extension fee and interest is due January 1, 2004.

Management anticipates that the cash, accounts receivable balances, recurring revenues, proceeds from the sales of common stock, and any future financing activities will be used to fund the Company’s anticipated research and development costs, sales and marketing efforts during the remainder of 2003 and for general working capital purposes. The Company continues to pursue financing alternatives through the issuance of additional equity or debt.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Global Med and its majority-owned subsidiary. Intercompany accounts and transactions are eliminated in consolidation. There is no minority interest reflected in the consolidated balance sheets at December 31, 2002 and 2001 because PeopleMed had a stockholders’ deficit.

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

CREDIT RISK AND MARKET RISK

Accounts receivable at December 31, 2002 and 2001 are derived from SAFETRACE® and from SAFETRACE TX® sales and related services to blood centers and blood center service providers located in the United States. Historically, the Company has not required collateral or other security to support customer receivables. In order to reduce credit risk, the Company requires substantial down payments and progress payments during the course of an installation of its software products. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk specific to customers.

The Company has customers located in numerous locations across the United States and sales are not concentrated in any geographic or economic region.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLES AND UNBILLED RECEIVABLES

The Company regularly evaluates the collectibility of its trade accounts receivable and unbilled receivables balances based on a combination of factors. The Company establishes a general reserve for accounts receivable. In addition, when a customer’s account becomes past due, the Company initiates dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it expects to recover given all information presently available. The Company also records reserves for bad debt for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. The Company’s allowance for uncollectible accounts receivable and unbilled receivables totaled $160 thousand and $257 thousand, respectively, at December 31, 2002 and 2001 and is included on the consolidated balance sheet as a reduction of accounts receivable and unbilled receivables.

EQUIPMENT, FURNITURE AND FIXTURES

Equipment, furniture and fixtures are stated at cost. Depreciation and amortization, which includes amortization of assets under capital leases, is based on the straight-line method over estimated useful lives ranging from three to five years.

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by the asset are less than its carrying value. Measurement of the impairment loss is based on the fair value of the asset, which is generally determined using valuation techniques such as discounted present value of expected future cash flows. Management does not believe current events or circumstances indicate that the Company’s long-lived assets are impaired at December 31, 2002 or 2001.

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

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Commencing upon the initial product release or when software development revenue has begun to be recognized, these costs are amortized, based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, generally three years. During the quarter ended September 30, 2001, the company revised its estimated period for amortizing capitalized software development costs for SAFETRACE TX® from three to approximately four years. The change in estimate was based primarily on a revised product life cycle of this product and future revenue estimates. For the years ended December 31, 2002, 2001 and 2000, the Company recorded approximately $481 thousand, $597 thousand, and $663 thousand of amortization, respectively. Amortization of capitalized software costs is included in cost of revenues in the accompanying statements of operations.

For the last six months of fiscal year 2002, the Company did not capitalize any costs related to SAFETRACE TX®. The Company discontinued capitalizing costs related to this product during this period, because the remaining period for amortizing software development costs is less than one year, currently estimated to end June 30, 2003. As a result, the Company plans on discontinuing capitalization of additional software development costs for SAFETRACE TX® until such time as the product life cycle is revised.

During the year ended December 31, 2002, the Company received $149 thousand in funded software development from a PeopleMed customer in conjunction with the development of software for this customer.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NONCOMPETE AGREEMENTS

The Company has entered into noncompete agreements with three key employees, two of which also served on the Company’s Board of Directors, for $350 thousand. The terms of the agreements are for the greater of five years or the term of the related employee’s employment contract. At December 31, 2002 and 2001, $35 thousand remains payable whenever sufficient cash flow, as defined, is available as determined by the Company’s Board of Directors.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) No. 97-2, "Software Revenue Recognition."

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

Certain of the Company’s contracts include warranties that provide for refunds of all or a portion of the software license and or other fees in the event that the Company is unable to provide maintenance services, for which there is a separate fee, for the contractually prescribed period. Contracts with these provisions are accounted for in accordance with the policies above.

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

SIGNIFICANT CUSTOMERS

During the year ended December 31, 2002, the Company had one customer that accounted for 15%, $1.022 million, of the Companies revenues. Of the $1.022 million in revenues, $500 thousand was attributable to the customer terminating a five-year contract with PeopleMed. During the years ended December 31, 2001 and 2000 there were no customers accounting for more than 10% of revenue.

On December 19, 2002, Global Med’s subsidiary, PeopleMed, signed a termination agreement (the “Termination Agreement”) with a significant customer (the ” Significant Customer”) to terminate the five (5) year Chronic Disease Management Purchase Agreement between PeopleMed and the Significant Customer that was set to expire on December 31, 2005. The Termination Agreement is Effective December 1, 2002. As part of the Termination Agreement, the Significant Customer will pay PeopleMed a termination fee of $800 thousand. Of the $800 thousand termination fee, an amount not to exceed $350 thousand is potentially refundable to the Significant Customer in the event that the Significant Customer provides PeopleMed with a replacement customer(s) that will meet certain prescribed criteria which includes use of the Chronic Disease Management software. In the event that the Significant Customer does not provide a suitable replacement customer, the potential refund of $350 thousand, as prescribed in the Termination Agreement, will be reduced by $50 thousand per month starting December 1, 2002 and terminating June 30, 2003. No further refunds will be available to the Significant Customer in the event that a suitable replacement customer is not found by July 1, 2003. For the year ended December 31, 2002, Global Med recognized $500 thousand in revenues associated with this Termination Agreement. Assuming no replacement customer is found, the Significant Customer will pay PeopleMed the $800 thousand termination fee as follows: $350 thousand to be paid at the signing of the Termination Agreement, $250 thousand to be paid on January 1, 2003, and $200 thousand to be paid on April 1, 2003.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing loss by the weighted-average number of common shares outstanding during the periods presented. Diluted net loss per common share reflects the potential dilution of securities that could participate in the earnings unless their effort is antidilutive. Stock options, warrants outstanding and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Common share equivalents are excluded from the computation, as their effect would be antidilutive. For the years ended December 31, 2002, 2001 and 2000 approximately 4.2 million, 4.5 million and 14.5 million equivalent dilutive securities (primarily convertible debt, common stock options, and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCK BASED COMPENSATION

At December 31, 2002 the Company has several stock-based compensation plans, which are described more fully in Notes 6 and 7. The Company has adopted the “disclosure method” provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted under SFAS No. 123, the Company continues to account for stock-based compensation for awards to employees under the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. Stock based compensation paid to consultants and other non-employees is accounted for at fair value under the provisions of SFAS No. 123. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), which provides for alternative methods to transition to the fair value method of accounting for stock options in accordance with provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the annual disclosure provisions of SFAS 148 in the financial statements for our fiscal year ended December 31, 2002. The transition provisions of SFAS 148 are currently not applicable to us as we continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25.

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s pro forma amounts would have been as indicated:

	Year Ended December 31,
	2002	2001	2000
Net loss as reported	$ (705,000)	$ (1,690,000)	$ (4,892,000)
Pro forma net loss under SFAS 123	(1,080,000)	(1,998,000)	(5,558,000)
Pro forma net loss per share under SFAS123	(0.04)	(0.09)	(0.40)
Assumptions:
Dividend Yield	--	--	--
Volatility factor	351%	326%	284%
Risk free interest rate	3.03%	4.39%	5.65%
Expected Life of Option (in years)	6.9	8.4	7.4

The estimated fair value of the total options granted during the years ended December 31, 2002, 2001 and 2000 was $1.612 million, $5 thousand, and $326 thousand, respectively. The estimated fair value compensation expense associated with the options granted during 2002, 2001, and 2000, and their respective portions vesting were $98 thousand, $12 thousand, and $37 thousand, respectively, for the years ended December 31, 2002, 2001, and 2000.

The weighted-average estimated fair value of employee stock options granted during 2002, 2001, and 2000 was $0.58, $0.54, and $1.39 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of this statement did not have material effect on the financial position or results of operations of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (“SFAS No. 145”), which will be effective for the Company beginning January 1, 2003. SFAS No. 145 rescinds SFAS Nos. 4, 44, 64 and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Global Med does not expect the adoption of this Statement to have a material impact on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. Global Med is required to implement SFAS No. 146 on January 1, 2003. Global Med does not expect this standard to have a material impact on its consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Global Med does not expect this Interpretation to have a material impact on its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain interim disclosures that are incremental to those required by SFAS No. 123. Global Med will continue to account for stock-based compensation in accordance with APB No. 25. As such, Global Med does not expect this standard to have a material impact on its consolidated financial position or results of operations. Global Med has adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. Global Med does not expect this Interpretation to have a material impact on its consolidated financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the 2001 financial statement to conform to the 2002 presentation.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. FINANCING AGREEMENTS, RELATED PARTY

Summary of Financing Agreements

At December 31, 2002, the Company had $4.017 million outstanding under financing agreements with related parties.

At December 31, 2001 and 2000, the Company had $3.829 million outstanding under a financing agreement with eBanker.

At December 31, 2002, 2001 and 2000 the accrued interest balances on the loans from eBanker were $0, $0 and $54 thousand, respectively. The accrued interest balance is included in accrued expenses in the balance sheet. At December 31, 2002, the Company had $221 thousand in a contra-equity account associated with the issuance of shares for prepaid interest outstanding under the terms of the financial agreement.

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

In March 1999, eBanker extended a $750 thousand bridge loan to Global Med due in December 1999. The outstanding bridge loan balance was convertible into common shares of Global Med at the rate of $1.13 per share. The bridge loan bore interest at 12% and eBanker was paid a 2% commitment fee in the form of approximately 13 thousand shares of Global Med’s common stock.

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

In November 2000, eBanker agreed to exercise warrants to purchase 8 million shares of common stock of Global Med at $0.25 per share in exchange for canceling $2 million of its notes receivable from Global Med. The remaining $3.4 million outstanding under the various financing agreements and accrued interest of $428.7 thousand were combined into one agreement and the due date was extended to July 1, 2001. Global Med agreed to pay interest of 12% per annum on a semi-annual basis, with the first interest payment due May 19, 2001. The 8 million shares of common stock were issued on February 28, 2001 and are considered outstanding as of November 19, 2000. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197.6 thousand shares of common stock of Global Med. As the principal and interest were not paid in full by July 1, 2001, the due date of the principal automatically extended to July 1, 2003 and Global Med issued eBanker warrants to acquire up to 10.186 million shares of Global Med common stock with an exercise price of $0.50 per share. Also, on July 1, 2001, the outstanding debt was no longer convertible into the common stock of the Company at $1.00 per share. Additionally, upon the occurrence of certain events related to a certain contract Global Med was negotiating, Global Med has the right, in its discretion, to put its shares of common stock worth up to $1.5 million to eBanker at $0.50 per share in the form of exchanging debt for common stock. The outstanding loan balance was convertible into the common stock of Global Med at eBanker’s option at a rate of $1.00 per share. The default conversion rate under this extension is $1.00 per share. As consideration for this provision, eBanker was issued 500 thousand restricted shares of Global Med common stock. As a result of these transactions, eBanker obtained control of Global Med and Global Med was reflected in eBanker’s consolidated financial statements as a consolidated subsidiary effective November 19, 2000.

The financing agreements initiated with eBanker are secured by all of Global Med’s assets including its shares in PeopleMed and the assets of PeopleMed and Global Med, including intellectual property. As part of the November 19, 2000 Loan Agreement, the Personal Guarantee of Dr. Michael I. Ruxin, as dated August 12, 1998, and assigned to eBanker, was reduced from $1.5 million to $650 thousand plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets. As part of the November 19, 2000 Financing Agreement, Global Med agreed to register and maintain registration for all present and future shares including underlying warrants, belonging to eBanker. Global Med may file a registration statement for these shares during 2003.

If Global Med defaults on the repayment of any amount borrowed under the financing agreements initially issued to eBanker, all existing members of the board of directors of Global Med will be required to resign and GMCAL will have the right to appoint all new members.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On June 20, 2001, the Company elected to exercise the interest payment option. As a result, eBanker will be issued 1.747 million shares of the Company’s common stock as payment for the interest expense on the Company’s outstanding loan balance with eBanker of $3.829 million through the loan’s maturity date of July 1, 2003. The 1.747 million shares have been issued and are considered outstanding as of June 20, 2001, the date the interest option was exercised. These shares were valued at $1.188 million based on the market value of the stock on June 20, 2001. The Company recorded $681 thousand in a contra-equity account associated with the issuance of these shares as of December 31, 2001. In addition, $277 thousand in accrued interest related to the eBanker loan was eliminated from the Company’s accrued expenses balance as of June 30, 2001, as a result of this transaction. After this transaction, the effective interest rate on the loan remained at 12% per annum.

On July 1, 2001 in accordance with the terms of the existing financing agreement, eBanker received the right to warrants to acquire up to 10.186 million shares of Global Med common stock with an exercise price of $0.50 per share. These warrants were valued at $510 thousand. On July 1, 2001 the maturity date of the note payable was automatically extended to July 1, 2003; and as of that date, the outstanding debt is no longer convertible into the common stock of the Company at $1.00 per share. If Global Med defaults on repayment of any amount borrowed under the existing financing agreement, all existing members of the Board of Directors of Global Med will be required to resign and GMCAL will have the right to appoint all new members. The warrants expire on July 1, 2011. Pursuant to the November 2000 financing agreement between the Company and eBanker, the Company is obligated to maintain current registration on the shares, underlying the warrants, for resale under the Securities Act of 1933 (“1933 Act”). The Company used independent, third party consultants for estimating the fair value of the warrants to purchase 10.186 million shares of the Company’s common stock. The warrants were valued at $510 thousand. The Company recorded $510 thousand in deferred financing costs associated with the issuance of these warrants as of July 1, 2001. The Company is ratably amortizing the costs associated with these warrants over 24 months, the remaining life of the note payable as of July 1, 2001. The Company recognized approximately $128 thousand in financing costs related to the issuance of these warrants as of December 31, 2001, and $255 thousand in financing costs related to the issuance of these warrants as of December 31, 2002.

At December 31, 2001, principal of $3.829 million, and $681 thousand in a contra-equity account associated with the issuance of shares for prepaid interest were outstanding under the terms of this financing agreement.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

o

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

o

GMIHL will receive exclusive marketing rights for a period of 36 months to certain Asian Countries. These rights will survive the repayment of the Note. These rights will continue for an additional 36 months if certain revenue commitments are achieved during the initial 36-month period. For each 36-month period thereafter, these commitments will be extended for an additional 36 months if certain additional commitments are received. The Note acknowledges that the exclusive marketing rights granted under the Note contains exceptions for certain countries for which there were marketing agreements in place as of the effective date of the Note.

In the absence of a stated interest rate on this note, an interest rate of 12% has been imputed to this Note. In addition, the value of the exclusivity agreement is deemed to be $24 thousand, the same amount of the imputed interest over the life of the loan. The value of the exclusivity agreement is being amortized ratably over the 36-month exclusivity period.

If Global Med defaults on the repayment of any amount borrowed under the combined note issued to eBanker, all existing members of the Board of Directors of Global Med will be required to resign and eBanker will have the right to appoint all new members. At December 31, 2002 and December 31, 2001, principal of $3.829 million, and $221 thousand in a contra-equity account associated with the issuance of shares for prepaid interest were outstanding under the terms of this financing agreement. At December 31, 2002, principal of $200 thousand and a discount of $12 thousand were outstanding under financing agreement between GMIHL and Global Med.

On April 7,_2003, GMCAL and Global Med entered into an agreement to extend the repayment date of the $3.829 million loan from July 1, 2003 to January 1, 2004. As part of the November 19, 2000 Loan Agreement, there exists a personal guarantee of Dr. Michael I. Ruxin, up to $650 thousand plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets and remains in full force and effect. In consideration for the extension, Global Med agreed to pay GMCAL a fee of $287 thousand which includes the extension fee and all interest due for the period from July 1, 2003 to January 1, 2004. As of the date of this agreement, the Global Med has paid GMCAL $200 thousand of the $287 thousand extension fee and the remaining $87 thousand for the extension fee and interest is due January 1, 2004.

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

NOTE 4. INCOME TAXES

The Company has net operating loss carryforwards of approximately $21.5 million which expire in the years 2008 to 2022. Net operating loss carryforwards of $4.82 million are subject to limitation under Section 382 of the Internal Revenue Code due to the various changes in ownership during 2000 and 1999.

Actual income tax benefit differs from the amount calculated using the Federal statutory tax rate as follows:

	2002	2001	2000
Expected tax benefit	$(240,000)	(574,000)	(1,663,000)
Effect of permanent differences	103,000	275,000	752,000
Change in valuation allowance for deferred tax assets	103,000	339,000	1,063,000
State tax benefit, net of federal provision (benefit)	(9,000)	(28,000)	(89,000)
Other	43,000	(12,000)	(63,000)

Income tax expense	$ --	--	--

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of the deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

	2002	2001
Deferred tax assets:
Net operating loss carryforward	$ 8,696,000	8,597,000
Allowance for uncollectible accounts and notes
Receivable	63,000	64,000
Unearned revenue and accrued expenses	1,202,000	1,282,000

Gross deferred tax assets	9,961,000	9,943,000
Valuation allowance	(9,812,000)	(9,624,000)

Net deferred tax assets	149,000	319,000
Deferred tax liabilities:
Capitalized software development costs	149,000	319,000

Gross deferred tax liabilities	149,000	319,000

Deferred tax assets, net	$ --	--

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

NOTE 5. LEASES

The Company leases equipment and office space. Rental expense under operating leases was approximately $254 thousand, $206 thousand and $206 thousand for the years ended December 31, 2002, 2001 and 2000, respectively.

The following represents the future minimum lease payments for all non-cancelable operating leases at December 31, 2002:

		Operating Leases
	2003	$215,000
	2004	195,000
	2005	200,000
	2006	101,000
	2007 and thereafter	5,000

Total	minimum lease payments	$716,000

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. STOCKHOLDERS’ EQUITY

In the second quarter of 2001, the Company amended the 1997 Stock Compensation Plan. The amended 1997 Stock Compensation Plan provides for the issuance of up to 1 million registered shares of common stock to employees, consultants and others involved in the Company’s business. A total of 170 thousand shares of common stock of Global Med have been issued under the stock compensation plan as of December 31, 2002, and 830 thousand shares are available for grant under the Stock Compensation Plan.

Stock Compensation Plan

In 2000, the Company issued 30 thousand shares of common stock to a third party for services under the stock compensation plan and authorized the issuance of 35 thousand shares to a Director of the Company in his role as active Acting Principal Financial and Accounting Officer and Treasurer. Of the 35 thousand authorized shares as of December 31, 2000, 14 thousand were issued as of December 31, 2002. These remaining shares will be issued at a rate of 7 thousand per year as they are earned. The market value of the shares that had been issued or authorized was $65 thousand, based on quoted market prices. During December 2001, the 30 thousand shares of common stock issued to a third party in 2000 were constructively returned to the Company as part of a final settlement with this third party, and these shares were returned to the Stock Compensation Plan. This resulted in the Company recognizing a reduction in the statement of operations during 2001, of $28 thousand. During the years ended December 31, 2002 and 2001, the Company recognized $7 thousand, $15 thousand, respectively, in the statement of operations associated with the 35 thousand shares authorized in the year ended December 31, 2000 to be issued to a director in his role as Acting Principal Financial and Accounting Officer and Treasurer . During the years ended December 31, 2000, $28 thousand was recognized in the Company’s statements of operations as the services were performed.

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

During 2002, the Company received $50 thousand from a third party related to the sale of approximately 111 thousand shares of the Company’s common stock. In conjunction with the sale of the common shares, the investor received the right to approximately 27 thousand warrants to purchase the same number of common shares of the Company’s stock at $1.25 per share. These warrants are exercisable for a period of five years from the date of issuance.

During 2002, the Company received $50 thousand from a director related to the sale of approximately 111 thousand shares of the Company’s common stock. In conjunction with the sale of the common shares, the related party received the right to approximately 27 thousand warrants to purchase the same number of common shares of the Company’s stock at $1.25 per share. These warrants are exercisable for a period of five years from the date of issuance. These shares were sold and warrants issued on the same terms as those sold to a third party.

During 2002, the Company incurred $3 thousand in fees related to the sale of common shares for cash making the total cash received $97 thousand.

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

Upon execution of this agreement, the Company agreed to issue to OTC Financial, or its assigns, 250 thousand shares of Global Med restricted common stock.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On the effective date of the agreement, the 250 thousand shares of common stock had a fair value of $375 thousand based on quoted market prices of the Company’s common stock. The amount was recorded as a prepaid expense and was being amortized over the term of the agreement. The Company cancelled its agreement with OTC in February 2001.As a result, the Company recognized the remaining unamortized costs associated with the 250 thousand shares in the amount of $172 thousand in the quarter ended March 31, 2001.

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

NOTE 7. STOCK OPTION PLANS AND WARRANTS

In the second quarter of 2001, the Company adopted the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan provides for the issuance of options to purchase up to 15 million registered shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock options or as nonqualified stock options. Only employees of the Company are eligible to receive Incentive Options. The 2001 Plan expires on December 28, 2010. As of December 31, 2002, options to purchase 2.858 million shares of the Company’s common stock at a weighted average exercise price of $0.58 per share were outstanding under the 2001 Plan, of which 193 thousand options to purchase shares were exercisable at December 31, 2002. Options granted under the Plan vest on a straight-line basis, based on schedules as determined by the Board of Directors upon grant and generally expire 10 years after grant. During 2002, the Company issued 2.828 million stock options.

The Second Amended and Restated Stock Option Plan (Plan) provides for the issuance of options to purchase up to 2.2 million registered shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock or as nonqualified stock options. Only employees of the Company are eligible to receive Incentive Options. As of May 31, 2000, options could no longer be issued under this Plan. As of December 31, 2002, options to purchase 1.228 million shares of the Company’s common stock at a weighted average exercise price of $1.16 per share were outstanding under the Plan, of which 1.135 million options to purchase shares were exercisable at December 31, 2002.

The Company also periodically grants options to purchase shares of restricted common stock. The shares underlying these options are not registered under the 1933 Act. As of December 31, 2002, there were options to purchase 4.826 million shares of common stock at a weighted average exercise price of $0.75 per share through 2002 were outstanding, of which 2.086 million were exercisable at December 31, 2002.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the activity for options for the years ended as of December 31:

	2002		2001		2000
	Options	Price*	Options	Price*	Options	Price*
Outstanding, beginning of year	6,257,971	0.85	6,336,971	$ 0.85	7,015,216	$ 0.90
Granted	2,827,500	0.58	34,000	0.64	290,000	1.34
Forfeited/canceled	(173,529)	1.31	(113,000)	1.01	(924,425)	0.81
Exercised	--	--	--	--	(44,000)	0.92

Total December 31, 2002	8,911,942	0.75	6,257,971	0.85	6,336,971	0.85

* Price reflects the weighted average exercise price.

The following table presents the composition of options outstanding and exercisable as of December 31, 2002:

	Options Outstanding			Exercisable Options
Range of exercise prices	Amount	Price*	Life*	Amount		Price*
$ 0.45 - 0.55	50,000	$ 0.47	9.8	0		0
0.56 - 1.00	8,050,498	0.65	7.2	2, 647,16	5	0.72
1.03 - 1.50	265,000	1.16	5.2	211,000		1.13
1.51 - 2.00	322,194	1.78	4.7	322,194		1.78
2.45 - 3.00	210,750	2.51	4.3	210,750		2.51
3.75 - 3.75	13,500	3.75	3.3	13,500		3.75

Total December 31, 2002	8,911,942	0.75	6.9	3,404,609		0.97

*Price and life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Warrants

The following summarizes the outstanding warrants to purchase shares of common stock of Global Med for the years ended December 31, 2002, 2001 and 2000:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 1999x	12,645,888	$ 1.01
Exercised	(8,000,000)	0.25

Balance at December 31, 2000x	4,645,888	$ 2.31
Issued	10,186,430	0.50

Balance at December 31, 2001x	14,832,318	$ 1.07
Issued	53,300	1.25
Canceled	(262,800)	5.78

Balance at December 31, 2002x	14,622,818	$ 0.82

All of the outstanding warrants are exercisable and expire in the years 2003 to 2011.

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

On July 1, 2001, the Company issued 10.186 million warrants to eBanker exercisable at $0.50 per share. See note 2 for further discussion.

During 2002, the Company granted approximately 53 thousand warrants in conjunction with the sale of common stock. See note 6. for further discussion.

The 1.457 million registered publicly traded Class A common stock warrants included in the 14.623 million warrant total above expired on February 11, 2003.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company is charged a royalty on applicable SAFETRACE® and SAFETRACE TX® revenues. Royalty expenses were approximately $12 thousand, $46 thousand and $8 thousand for the years ended December 31, 2002, 2001 and 2000, respectively, and are included in cost of revenues in the accompanying statement of operations. Future royalties will be 3%-4% of applicable revenues. The Company is charged a commission by its marketing partners for sales on applicable SAFETRACE TX&REG; revenues. During the years ended December 31, 2002, 2001 and 2000, the Company recognized commissions expense of $26 thousand, $77 thousand and $125 thousand, respectively, which are included in sales and marketing expenses in the accompanying statement of operations.

10. BUSINESS SEGMENT INFORMATION

The Company classifies its products into two core business segments: the Wyndgate Division (“Wyndgate”) and PeopleMed. Wyndgate develops, markets and supports blood tracking systems to assist community blood centers, hospitals, plasma centers and outpatient clinics in the U.S. in complying with the quality and safety standards of the FDA for the collection, transfusion, and management of blood and blood products. PeopleMed offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s systems use the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims, and medical records. The following presents segment information for the Company.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Year Ended December 31, 2002
(In thousands)

	Wyndgate Division	PeopleMed	TOTAL
Revenues	$ 5,527	$1,100	$ 6,627

Income (loss) from operations	(451)	467	16
Interest income	15	--	15
Interest expense,including
related party	(481)	--	(481)
Financing costs to a related party	(255)	--	(255)

Net loss	$(1,172)	$ 467	$ (705)

Depreciation and amortization	$ 136	$ 18	$ 154

Capital expenditures	185	10	195

Identifiable assets as of
December 31, 2002	2,446	604	3,050

The segment information for the year 2001 has not been presented, as PeopleMed’s financial results were not significant to the Company for this period.

11. SUBSEQUENT EVENT

On April 7 2003, GMCAL and Global Med entered into an agreement to extend the repayment date of the $3.829 million loan from July 1, 2003 to January 1, 2004. As part of the November 19, 2000 Loan Agreement, there exists a personal guarantee of Dr. Michael I. Ruxin, up to $650 thousand plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets and remains in full force and effect. In consideration for the extension, Global Med agreed to pay GMCAL a fee of $287 thousand which includes the extension fee and all interest due for the period from July 1, 2003 to January 1, 2004. As of the date of this agreement, the Global Med has paid GMCAL $200 thousand of the $287 thousand extension fee and the remaining $87 thousand for the extension fee and interest is due January 1, 2004.