Form 10-Q
period 2003-03-31
GLOBAL MED TECHNOLOGIES INC
filed 2003-05-20
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission File Number 000-22083

GLOBAL MED TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1116894
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes   [X]        No    [  ]

Indicate by check mark whether the registrant is an accelerated filer ( as determined in Rule 12b-2 of the Exchange Act ). Yes___ No X

As of May 13, 2003, 24,545,296 shares of the issuer’s Common Stock were outstanding.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

TABLE OF CONTENTS

Part I – Financial Information

PAGE NO.
Item 1. Unaudited Condensed Consolidated Financial Statements
a. Unaudited Condensed Consolidated Balance Sheets as of March 31, 2003
and December 31, 2002	3
b. Unaudited Condensed Consolidated Statements of Operations for the
three months ended March 31, 2003 and 2002	5

c. Unaudited Condensed Consolidated Statement of Stockholders' Deficit
for the three months ended March 31, 2003	6
d. Unaudited Condensed Consolidated Statements of Cash Flows for the three
months ended March 31, 2003 and 2002	7
e. Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	21
Part II – Other Information	22
Item 1. Legal Proceedings	22
Item 2. Changes in Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 6. Exhibits and Reports on Form 8-K	22
Signatures	23
Certifications	24

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2003 (Unaudited)	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,024	$1,007
Accounts receivable-trade, net	254	648
Accrued revenues, net	91	185
Prepaid expenses and other current assets	354	177

Total current assets	1,723	2,017
Equipment, furniture and fixtures, net	278	286
Capitalized software development costs, net	278	377
Notes receivable	400	--
Notes receivable, related party	--	370

Total assets	$2,679	$3,050

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	March 31, 2003 (Unaudited)	December 31, 2002
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 147	$ 177
Accrued expenses	611	673
Accrued payroll	219	162
Accrued compensated absences	470	467
Noncompete accrual	35	35
Financing agreement, related party	4,023	188
Deferred revenue	976	1,142

Total current liabilities	6,481	2,844
Deferred revenue, less current portion	740	759
Financing agreements, related party	--	3,829

Total liabilities	7,221	7,432

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value: Authorized shares - 10,000;
none issued or outstanding	--	--
Common stock, $.01 par value: Authorized shares - 90,000;
issued and outstanding shares - 24,545 and 24,538 at
March 31, 2003 and December 31, 2002, respectively	245	245
Additional paid-in capital	34,602	34,599
Warrants and interest, parent company	(169)	(348)
Stock options issued for prepaid services	(30)	(34)
Accumulated deficit	(39,190)	(38,844)

Total stockholders’ deficit	(4,542)	(4,382)

Total liabilities and stockholders’ deficit	$ 2,679	$ 3,050

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Three months ended March 31,
	2003 (Unaudited)	2002 (Unaudited)
Revenues	$ 1,527	$ 1,581
Cost of revenues	702	650

Gross profit	825	931
OPERATING EXPENSES:
General and administrative	478	494
Sales and marketing	385	288
Research and development	125	110

Income (loss) from operations before other income (expense)	(163)	39
OTHER INCOME (EXPENSE):
Interest income	2	2
Interest expense	(121)	(123)
Amortization of financing costs	(64)	(64)

Net loss	$ (346)	$ (146)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding-
basic and diluted	24,545	24,379

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock Shares Amount		Additional paid-in capital	Warrants and interest, parent company	Stock options issued for prepaid services	Accumulated deficit	Total
Balances, December 31, 2002	24,538	$245	$34,599	$(348)	$(34)	$(38,844)	$(4,382)
Prepaid interest to parent company
(see note 3)	--	--	--	115	--	--	115
eBanker warrants (see notes 3 and 5)	--	--	--	64	--	--	64
Stock options issued for
prepaid services	--	--	--	--	4	--	4
Issuance of options to consultants	--	--	1	--	--	--	1
Issuance of common shares for services,
related party (see note 5)	7	--	2	--	--	--	2
Net loss	--	--	--	--	--	(346)	(346)

Balances, March 31, 2003	24,545	$245	$34,602	$(169)	$(30)	$(39,190)	$(4,542)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2003 (Unaudited)	2002 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(346)	$(146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	144	164
Issuance of common stock for payment of interest, related party	115	115
Amortization of discount on note payable, related party	6	--
Bad debt expense	--	6
Amortization of financing costs	64	64
Common stock, options and warrants issued
for services and other, net	7	10
Changes in operating assets and liabilities:
Accounts receivable-trade, net	394	207
Accrued revenues, net	94	34
Prepaid expenses and other assets	(177)	(54)
Accounts payable	(30)	(62)
Accrued expenses	(62)	(132)
Accrued payroll	57	(2)
Accrued compensated absences	3	24
Deferred revenue	(185)	(182)

Net cash provided by operating activities	84	46

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(18)	(5)
Note receivable	(30)	--
Notes receivable, related party	--	(60)
Funded software development	--	58
Capitalized software development	(19)	--

Net cash used in investing activities	(67)	(7)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Three months ended March 31,
	2003 (Unaudited)	2002 (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares for cash	$ --	$ 50
Principal payments under capital lease obligations	--	(41)

Net cash provided by financing activities	--	9

Net increase in cash and cash equivalents	17	48
Cash and cash equivalents at beginning of period	1,007	677

Cash and cash equivalents at end of period	$1,024	$ 725

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS

The company paid $206 thousand and $8 thousand for interest for the three months ended March 31, 2003 and 2002, respectively. Of the $206 thousand paid for interest, $200 thousand represented the payment of prepaid interest for a portion of the interest payments due for the period from July 1, 2003 to January 1, 2004, related to the Company’s $3.829 million financing agreement with a related party. The Company recognized approximately $6 thousand and $5 thousand, for the three months ended March 31, 2003 and 2002, respectively, in expenses related to the issuance of options mainly for prepaid marketing and to options issued to consultants.

The Company issued common shares to a related party for services valued at $2 thousand and $3 thousand at March 31, 2003 and 2002, respectively.

The Company issued 51 thousand shares of common stock and PeopleMed issued 25 thousand shares of common stock as consideration for intellectual property used in the development of software during the three months ended March 31, 2002. These shares were valued at $77 thousand.

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the “Company” or “Global Med”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position at March 31, 2003 and the results of their operations for the three months ended March 31, 2003 and 2002 have been included.

In November 2000, eBanker USA.com, Inc. (“eBanker”) and Global Med entered into a series of transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision International, Inc. (“eVision”). (See Note 2.) As of November 28, 2001, eBanker is controlled by Online Credit Limited (“Online Credit”).

The Company discontinued capitalizing costs related to SafeTrace Tx® on July 1, 2002, because the remaining period for amortizing software development costs is less than one year. As a result, the Company plans on discontinuing capitalization of additional software development costs for SafeTrace Tx® until such time as the product lifecycle is revised.

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change of tax rates is recognized in income in the period that includes the enactment date.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission. The interim results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period of 2003 or for the year ending December 31, 2003.

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

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods presented. Diluted net loss per common share reflects the potential dilution of securities that could participate in the earnings unless their effect is antidilutive. Stock options, warrants outstanding and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Common share equivalents are excluded from the computation, as their effect would be antidilutive. For the three months ended March 31, 2003 and 2002 approximately 2.2 million and 7.6 million equivalent dilutive securities (primarily common stock options and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computation as they are antidilutive.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 (continued)

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

Recently Issued Accounting Principles

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Requirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective September 30, 2003 for the Company. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (“SFAS No. 145”), which will be effective for the Company beginning January 1, 2003. SFAS No. 145 rescinds SFAS Nos. 4, 44, 64 and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. Global Med implemented SFAS No. 146 on January 1, 2003. The adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

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
MARCH 31, 2003 (continued)

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

2. RELATED PARTIES

Global Med is financed primarily through lending arrangements with Global Med China & Asia Limited (“GMCAL”). These lending arrangements were originated by eBanker and transferred, along with eBanker’s ownership in Global Med, to GMCAL in October 2002. Ownership in GMCAL was transferred to a subsidiary of TechCap Holdings LTD in November 2002. A subsidiary of eBanker, through its security agreements, has the right to control the vote of the Global Med shares. The following information regarding the transaction has been provided to Global Med by eBanker: eBanker, through a subsidiary, maintains various controls, as well as a security interest, in the lending arrangements. This security interest allows eBanker, through its subsidiary,to maintain possession of the lending arrangements and the ownership in Global Med transferred to GMCAL until there has been full performance of a promissory note. This promissory note obligates the issuer, to make a balloon payment, in October 2007 as well as periodic interest payments. The issuer has the right to prepay the promissory note. Additional information regarding the terms of the transaction has not been provided due to a confidentiality agreement between the parties in the transaction.

Until November 28, 2001, eBanker was a consolidated subsidiary of eVision. eVision is majority owned by Heng Fung Holdings Limited (“Heng Fung”) and its subsidiary, Online Credit. Currently, Online Credit and GMCAL are shareholders of Global Med. Until November, 2001 and November 2002, eVision and eBanker through a subsidiary, respectively, were also shareholders of Global Med. Additionally, eVision and GMCAL each hold warrants to acquire 1 million and 11.186 million shares, respectively, of Global Med’s common stock with exercise prices that range from $0.25-$0.50 per share. As discussed further below and in the accompanying financial statements, in November 2000, eBanker and Global Med entered into a series of equity transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision effective November 2000.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 (continued)

During the three months ended March 31, 2003 and 2002, eVision provided the Company with various accounting services for which the Company incurred $12 thousand and $24 thousand in general and administrative expenses, respectively. During the three months ended March 31, 2003 and 2002, the Company incurred $115 thousand and $115 thousand, respectively, in interest charges from eBanker. As of March 31, 2003 and 2002, the Company had accrued liabilities consisting of accounting services expense in the amounts of $56 thousand and $16 thousand, respectively, from eVision. These amounts are included in accrued expenses in the accompanying balance sheets.

As of June 21, 2002, the disinterested directors of the Company’s Board of Directors had approved borrowings to a related party totaling $370 thousand. During the year ended December 31, 2002, the Company’s Notes Receivable, related party balance, increased $290 thousand to a total of $370 thousand as a result of funds advanced in the form of promissory notes to this entity controlled by a, then, director of the Company, Jeff Busch. The notes bear interest at 12% per year and mature in 2006. During the year ended December 31, 2001, the Company had lent $80 thousand to this entity. In addition, the CEO and Chairman of Global Med, Michael I. Ruxin, was also on the board of directors of this entity controlled by Jeff Busch. Dr. Ruxin resigned as a director of the related entity effective December 12, 2002. Jeff Busch resigned his position as a director of the Company and PeopleMed effective December 12, 2002. As a result, Jeff Busch and the entity controlled by Jeff Busch are no longer related parties of the Company. On March 10, 2003, the Company’s Board of Directors approved and subsequently funded additional borrowings to the entity controlled by Jeff Busch in the amount of $30 thousand.

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

On March 22, 2001, Global Med and eBanker entered into an interest payment option agreement that provides that Global Med may have the option, with five days prior written notice, to elect and pay to eBanker, before July 1, 2001, Global Med’s entire interest payment calculated for the life of the loan agreement dated November 19, 2000, in the form of 1.747 million shares of Global Med common stock (calculated at $0.6875 per share, which was the prevailing market price on March 22, 2001). In the event that Global Med pays down any principal on the loan prior to July 1, 2003, eBanker will return a number of shares determined by calculating the pro-rata interest avoided due to early repayment of principal divided by $0.6875 per share. eBanker will make this calculation on July 1, 2001, July 1, 2002 and July 1, 2003.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 (continued)

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

On July 1, 2001 in accordance with the terms of the existing financing agreement, eBanker received the right to warrants to acquire up to 10.186 million shares of Global Med common stock with an exercise price of $0.50 per share. These warrants were valued at $510 thousand. On July 1, 2001 the maturity date of the note payable was automatically extended to July 1, 2003; and as of that date, the outstanding debt is no longer convertible into the common stock of the Company at $1.00 per share. If Global Med defaults on repayment of any amount borrowed under the existing financing agreement, all existing members of the Board of Directors of Global Med will be required to resign and GMCAL will have the right to appoint all new members. The warrants expire on July 1, 2011. Pursuant to the November 2000 financing agreement between the Company and eBanker, the Company is obligated to maintain current registration on the shares, underlying the warrants, for resale under the Securities Act of 1933 (“1933 Act”). The Company used independent, third party consultants for estimating the fair value of the warrants to purchase 10.186 million shares of the Company’s common stock. The warrants were valued at $510 thousand. The Company recorded $510 thousand in deferred financing costs associated with the issuance of these warrants as of July 1, 2001. The Company is ratably amortizing the costs associated with these warrants over 24 months, the remaining life of the note payable as of July 1, 2001. The Company recognized approximately $128 thousand in financing costs related to the issuance of these warrants during the year ended December 31, 2001, and $255 thousand in financing costs related to the issuance of these warrants during the year ended December 31, 2002, and $64 thousand during the three months ended March 31, 2003.

In June, 2002, the Company entered into an agreement, whereby Global Med International Holdings Limited (“GMIHL”), a related foreign entity owned by eBanker, advanced $200 thousand to the Company in the form of a note payable (the “Note”). The Note is due on July 1, 2003 and bears no interest. In lieu of interest, the Note holder will receive the following consideration:

o

Global Med commits to obtain GMIHL written approval before committing to issue Global Med common shares either directly, or through derivative instrument, in any transaction pursuant to which Global Med will receive net proceeds per share of less than $1 after expenses fees and expenditures commitments (except pursuant to employee and consulting options, warrants and/or stock bonuses approved by Global Med’s Board of Directors and/or pursuant to any existing contractual commitment, including, but not limited to any currently outstanding stock options and warrants). GMIHL will have full authority in providing or withholding this approval.

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
MARCH 31, 2003 (continued)

In the absence of a stated interest rate on this note, an interest rate of 12% has been imputed to this Note. In addition, the value of the exclusivity agreement is deemed to be $24 thousand, the same amount of the imputed interest over the life of the loan. The value of the exclusivity agreement is being amortized ratably over the 36-month exclusivity period.

If Global Med defaults on the repayment of any amount borrowed under the combined note issued to eBanker, all existing members of the Board of Directors of Global Med will be required to resign and eBanker will have the right to appoint all new members. At March 31, 2003, principal of $3.829 million, and $106 thousand in a contra-equity account associated with the issuance of shares for prepaid interest were outstanding under the terms of this financing agreement. At December 31, 2002, principal of $3.829 million, and $221 thousand in a contra equity account associated with the issuance of shares for prepaid interest were outstanding under the terms of the financing agreement. At March 31, 2003, principal of $200 thousand and a discount of $6 thousand were outstanding under financing agreement between GMIHL and Global Med.

On April 7, 2003, GMCAL and Global Med entered into an agreement to extend the repayment date of the $3.829 million loan from July 1, 2003 to January 1, 2004. As part of the November 19, 2000 Loan Agreement, there exists a personal guarantee of Dr. Michael I. Ruxin, CEO and Chairman of the Board of Directors, up to $650 thousand plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets and remains in full force and effect. In consideration for the extension, Global Med agreed to pay GMCAL a fee of $287 thousand which includes the extension fee and all interest due for the period from July 1, 2003 to January 1, 2004. As of the date of this agreement, Global Med has paid GMCAL $200 thousand of the $287 thousand extension fee and the remaining $87 thousand of the extension fee and interest is due January 1, 2004.

4. PEOPLEMED.COM, INC.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc., (“PeopleMed”) a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. The remaining 17% of PeopleMed is owned by third parties, and certain officers and directors of Global Med. There is no minority interest reflected in the March 31, 2003 or December 31, 2002 balance sheets because PeopleMed had a stockholders’ deficit at those dates.

5. STOCKHOLDERS’ DEFICIT

Stock Compensation

In 2000, the Company authorized the issuance of 35 thousand shares to an officer of the Company. Of the 35 thousand authorized shares, 21 thousand had been issued as of March 31, 2003. The remaining shares will be issued at a rate of 7 thousand per year as they are earned. During the three months ended March 31, 2003, the Company recognized approximately $2 thousand in compensation expense in the statements of operations related to the vesting of these shares.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 (continued)

At March 31, 2003 the Company has several stock-based compensation plans. The Company has adopted the “disclosure method” provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted under SFAS No. 123, the Company continues to account for stock-based compensation for awards to employees under the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. Stock based compensation paid to consultants and other non-employees is accounted for at fair value under the provisions of SFAS No. 123. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), which provides for alternative methods to transition to the fair value method of accounting for stock options in accordance with provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the annual disclosure provisions of SFAS 148 in the financial statements for our three months ended March 31, 2003 and 2002. The transition provisions of SFAS 148 are currently not applicable to us as we continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25.

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s pro forma amounts would have been as indicated:

	Three Months Ended March 31,
	2003	2002
Net loss as reported	$ (346,000)	(146,000)
Pro forma net loss under SFAS 123	(653,000)	(215,000)
Net loss per share as reported	(0.01)	(0.01)
Pro forma net loss per share under SFAS123	(0.03)	(0.01)
Assumptions:
Dividend yield	--	--
Volatility factor	351%	326%
Risk free interest rate	3.03%	4.39%
Expected life of option (in years)	6.9	8.4

No options were granted during the three months ended March 31, 2003 and 2002.

Issuance of Warrants

On July 1, 2001, eBanker received the right to be issued 10.186 million warrants for the purchase of the Company’s common stock at $0.50 per share. The warrants will be issued in accordance with the terms of the November 19, 2000 Financing Agreement between the Company and eBanker. The number of warrants to be issued was calculated based on the outstanding principal balance on the Company’s loan with eBanker as of July 1, 2001. The warrants expire on July 1, 2011. In accordance with the terms of the November 2000 financing agreement between the Company and eBanker, the Company is obligated to register and maintain current registration on the shares, underlying the warrants, for resale under the Securities Act of 1933 (“1933 Act”). The Company has not yet registered the shares underlying these warrants. The Company used independent, third party consultants for estimating the fair value of the warrants to purchase 10.186 milion shares of the Company’s common stock. The warrants were valued at $510 thousand. The Company recorded $510 thousand in deferred financing costs associated with the issuance of these warrants as of July 1, 2001. The Company is ratably amortizing the costs associated with these warrants over 24 months, the remaining life of the note payable as of July 1, 2001. The Company recognized approximately $64 thousand in financing costs related to the issuance of these warrants for the three months ended March 31, 2003 and 2002.

6. BUSINESS SEGMENT INFORMATION

The Company classifies its products into two core business segments: the Wyndgate Division (“Wyndgate”) and PeopleMed. Wyndgate develops, markets and supports blood tracking systems to assist community blood centers and hospitals in the U.S. in complying with the quality and safety standards of the FDA for the collection, transfusion, and management of

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 (continued)

blood and blood products. PeopleMed offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s systems use the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims, and medical records. For the three months ended March 31, 2003, $150 thousand of PeopleMed’s revenues came from revenues associated with the termination of a contract with a significant customer. The following presents segment information for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31, 2003 In $(000s)
	Wyndgate Division	PeopleMed	Total
Revenues	$ 1,337	$ 190	$ 1,527

Income (loss) from
operations before other
income (expense)	$ (235)	$ 72	$ (163)
Interest income	2	--	2
Interest expense	(121)	--	(121)
Amortization of financing
costs	(64)	--	(64)

Net income (loss)	$ (418)	$ 72	$ (346)

Depreciation and
amotization	$ 127	$ 17	$ 144

Capital expenditures	18	--	18

Identifiable assets as of
March 31, 2003	2,200	479	2,679

	Three Months Ended March 31, 2002 In $(000s)
	Wyndgate Division	PeopleMed	Total
Revenues	$ 1,439	$ 142	$ 1,581

Income (loss) from
operations before other
income (expense)	$ 77	$(38)	$ 39
Interest income	2	--	2
Interest expense	(123)	--	(123)
Amortization of financing
costs	(64)	--	(64)

Net loss	$ (108)	$(38)	$ (146)

Depreciation and
amortization	$ 154	$ 10	$ 164

Capital expenditures	5	--	5

Identifiable assets as of
March 31, 2002	2,557	385	2,942

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 (continued)

7. SUBSEQUENT EVENTS

On April 7, 2003, GMCAL and Global Med entered into an agreement to extend the repayment date of the $3.829 million loan from July 1, 2003 to January 1, 2004. As part of the November 19, 2000 Loan Agreement, there exists a personal guarantee of Dr. Michael I. Ruxin, up to $650 thousand plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets and remains in full force and effect. In consideration for the extension, Global Med agreed to pay GMCAL a fee of $287 thousand which includes the extension fee and all interest due for the period from July 1, 2003 to January 1, 2004. As of the date of this agreement, the Global Med has paid GMCAL $200 thousand of the $287 thousand extension fee and the remaining $87 thousand of the extension fee and interest is due January 1, 2004.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended March 31, 2003 decreased by $54 thousand or 3.4% when compared with the same three month period in 2002. For the three months ended March 31, 2003 compared with the comparable period for 2002, software license fee revenues increased by approximately $109 thousand, as a result of more blood-bank related sales, maintenance revenues increased by $99 thousand, PeopleMed revenues increased by $46 thousand, implementation revenues decreased by $149 thousand, mainly as a result of fewer new system sales in 2002, and consulting services revenues associated with certain engineering projects decreased by $99 thousand. Of the $46 thousand increase in PeopleMed revenues, $150 thousand related to revenues associated with termination of a customer’s significant contract with PeopleMed.

Cost of revenue. Cost of revenue as a percentage of total revenues was 46.0% and 41.1% for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003 compared with the comparable period for 2002, cost of sales increased $52 thousand, or 8.0%. The primary reason for the increase was an increase in payroll costs of $76 thousand associated with an increase in headcount for the prior period which was partially offset by a decrease in contract labor costs of $19 thousand.

Gross profit. Gross profit as a percentage of total revenue was 54.0% and 58.9% for the three months ended March 31, 2003 and 2002, respectively.

General and administrative. General and administrative expenses decreased $16 thousand or 3.1%, for the three months ended March 31, 2003 compared to the same three months in 2002.

Sales and marketing. For the three months ended March 31, 2003 compared with the comparable period for 2002, sales and marketing expenses increased $97 thousand, or 33.7%. The primary reason for the increase was an increase in payroll costs of $49 thousand associated with an increase in headcount for the prior period, and an increase in travel-related expenses of approximately $42 thousand.

Research and development. Research and development expenses increased $15 thousand to $125 thousand for the three months ended March 31, 2003 compared to $110 thousand for the three months ended March 31, 2002.

Interest expense. Interest expense was consistent at $121 thousand and $123 thousand for the three months ended March 31, 2003 and 2002, respectively.

Financing costs. Financing costs remained constant at $64 thousand for the three month period ended March 31, 2003 and 2002.

Net loss. The Company’s net loss for the three months ended March 31, 2003 and 2002 was $346 thousand and $146 thousand, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1.024 million as of March 31, 2003 compared to $1.007 million at December 31, 2002, none of which was restricted.

The Company had a net working capital deficit of $4.758 million as of March 31, 2003 and $827 thousand at December 31, 2002. The primary reason for the increase in working capital deficit was the reclassification of $3.829 million of Financing Agreement, related party to short-term debt, as of March 31, 2003.

As of December 31, 2002, the Company’s $4.017 million in related party financing was due and payable on July 1, 2003. On April 7, 2003, GMCAL and Global Med entered into an agreement to extend the repayment date of the $3.829 million loan from July 1, 2003 to January 1, 2004. As part of the November 19, 2000 Loan Agreement, there exists a personal guarantee of Dr. Michael I. Ruxin, up to $650 thousand plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets and remains in full force and effect. In consideration for the extension, Global Med agreed to pay GMCAL a fee of $287 thousand which includes the extension fee and all interest due for the period from July 1, 2003 to January 1, 2004. As of the date of this agreement, Global Med has paid GMCAL $200 thousand of the $287 thousand extension fee and the remaining $87 thousand of the extension fee and interest is due January 1, 2004.

The Company had an accumulated deficit of $39.190 million as of March 31, 2003. The Company believes that cash flows from the Company’s existing customer base, new sales, and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months excluding acquisitions or major new product development initiatives. Management anticipates that the cash, accounts receivable balances, recurring revenues, proceeds from the sale of common stock, and any future financing activities will be used to fund the Company’s anticipated research and development costs, sales and marketing efforts during the remainder of 2003 and for general working capital purposes. The Company continues to pursue financing alternatives through the issuance of additional equity or debt and believes that it may be able to renegotiate the terms of its $3.829 million related party financing. However, renegotiation of the $3.829 million related party financing cannot be assured. In which case, the Company anticipates it would not be able to meet its cash flow requirements without additional financing.

Cash flows from operations provided $84 thousand in net cash for the three months ended March 31, 2003. The cash provided during the three months ended March 31, 2003 consisted primarily of the net loss of $346 thousand, net of non-cash changes which provided $336 thousand and changes in operating assets and liabilities which provided $94 thousand.

RECENTLY ISSUED FINANCIAL ACCOUNTS STANDARDS

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Requirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective September 30, 2003 for the Company. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (“SFAS No. 145”), which will be effective for the Company beginning January 1, 2003. SFAS No. 145 rescinds SFAS Nos. 4, 44, 64 and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. Global Med implemented SFAS No. 146 on January 1, 2003. The adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

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

Sensitivity analyses were performed to determine how market rate changes would affect the fair value of our debt. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. A one-percentage point change in interest rates on our debt as of March 31, 2003 would change our annual pre-tax income annual results by approximately $40 thousand. The stated interest rate on our debt, exclusive of financing charges, is 12%, and for the period from July 1, 2003 to January 1, 2004, the effective interest rate is 15% based on the terms of the April 7, 2003 financing amendment. Hypothetically, if the interest rate on this debt were subject to fluctuations with the market and the market interest rate was 13%, Global Med’s pre-tax income would decrease approximately $40 thousand per year. Conversely, if Global Med’s debt were subject to market fluctuations and the market interest rate was 11%, the Company’s pre-tax income would increase approximately $40 thousand. In addition, each subsequent increase or decrease in the interest rate of 1% would change pre-tax income by an additional $40 thousand.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Acting Principal Financial and Accounting Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within ninety days prior to the filing date of this quarterly report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Chief Executive Officer and Acting Principle Financial and Accounting Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified, and therefore no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated.

ITEM 2. CHANGES IN SECURITIES

7,000 shares issued. See Note 5.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the first quarter ended March 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1 Certification of Chairman and Chief Executive Officer and Acting Principal Financial Officer and Treasurer. A current Report on Form 8-K dated and filed January 9, 2003 to report under Item 5.

The Current Report contained information related to the Company’s 1.457 million Class A Warrants outstanding that are exercisable at $3.00 per share with an expiration date of February 11, 2003, noting that the expiration date of the Class A Warrants would not be extended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC. A Colorado Corporation

Date: May 20, 2003	By: /s/ Michael I. Ruxin Michael I. Ruxin, Chairman of the Board and Chief Executive Officer

Date: May 20, 2003	By: /s/ Gary L. Cook Gary L. Cook, Director, Acting Principal Financial and Accounting Officer and Treasurer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 20, 2003	By: /s/ Michael I. Ruxin Name: Michael I. Ruxin, M.D. Title: Chairman of the Board and Chief Executive Officer

Certification

I, Gary L. Cook, the Acting Principal Financial and Accounting Officer of Global Med Technologies, Inc. (the “Company”), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 20, 2003	By: /s/ Gary L. Cook Name: Gary L. Cook Title: Director, Acting Principal Financial and Accounting Officer and Treasurer