Form 10-Q
period 2003-06-30
GLOBAL MED TECHNOLOGIES INC
filed 2003-08-14
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes    [X]        No    [  ]

Indicate by check mark whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Exchange Act).

Yes    [  ]         No  [X]

As of August 13, 2003, 24,545,296 shares of the issuer’s $0.01 par value Common Stock were outstanding.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

TABLE OF CONTENTS

Part I – Financial Information

PAGE NO.
Item 1. Unaudited Condensed Consolidated Financial Statements
a. Unaudited Condensed Consolidated Balance Sheets as of June 30, 2003
and December 31, 2002	3
b. Unaudited Condensed Consolidated Statements of Income for the
three months ended June 30, 2003 and 2002	5
c. Unaudited Condensed Consolidated Statements of Operations for the six
months ended June 30, 2003 and 2002	6

d. Unaudited Condensed Consolidated Statement of Stockholders’ Deficit
for the six months ended June 30, 2003	7
e. Unaudited Condensed Consolidated Statements of Cash Flows for the six
months ended June 30, 2003 and 2002	8
f. Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	23
Part II – Other Information
Item 1. Legal Proceedings	24
Item 2. Changes in Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 6. Exhibits and Reports on Form 8-K	24
Signatures	24
Certifications	25

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,164	$1,007
Accounts receivable-trade, net	377	648
Accrued revenues, net	24	185
Prepaid expenses and other assets	271	177

Total current assets	1,836	2,017
Equipment, furniture and fixtures, net	262	286
Capitalized software development costs, net	159	377
Notes receivable	400	--
Notes receivable, related party	--	370

Total assets	$2,657	$3,050

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 292	$ 177
Accrued expenses	467	673
Accrued payroll	150	162
Accrued compensated absences	480	467
Noncompete accrual	35	35
Deferred revenue	1,120	1,142
Financing agreements, related party	4,029	188

Total current liabilities	6,573	2,844
Financing agreements, related party	--	3,829
Deferred revenue, less current portion	24	759

Total liabilities	6,597	7,432

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value: Authorized shares - 10,000;
none issued or outstanding	--	--
Common stock, $.01 par value: Authorized shares - 90,000;
issued and outstanding shares - 24,545 and 24,538 at June 30, 2003
and December 31, 2002, respectively	245	245
Additional paid-in capital	34,618	34,599
Warrants and interest, parent company	--	(348)
Stock options issued for prepaid services	(26)	(34)
Accumulated deficit	(38,777)	(38,844)

Total stockholders' deficit	(3,940)	(4,382)

Total liabilities and stockholders' deficit	$ 2,657	$ 3,050

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share information)

	Three months ended June 30,
	2003	2002
	(Unaudited)	(Unaudited)
Revenues	$ 2,291	$ 1,832
Cost of revenues	700	693

Gross profit	1,591	1,139
OPERATING EXPENSES:
General and administrative	521	481
Sales and marketing	326	364
Research and development	158	94

Income from operations before other income (expense)	586	200
OTHER INCOME (EXPENSE):
Interest income	2	2
Interest expense	(112)	(119)
Amortization of financing costs	(63)	(64)
Provision for income taxes	--	--

Net income	$ 413	$ 19

Net income per common share:
Basic	$ 0.02	$ 0.00

Diluted	$ 0.02	$ 0.00

Weighted average number of common shares outstanding:
Basic	24,545	24,490

Diluted	25,326	30,949

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Six months ended June 30,
	2003	2002
	(Unaudited)	(Unaudited)
Revenues	$ 3,818	$ 3,413
Cost of revenues	1,402	1,343

Gross profit	2,416	2,070
OPERATING EXPENSES:
General and administrative	999	975
Sales and marketing	711	652
Research and development	283	204

Income from operations before other income (expense)	423	239
OTHER INCOME (EXPENSE):
Interest income	4	4
Interest expense	(233)	(242)
Amortization of financing costs	(127)	(128)
Provision for income taxes	--	--

Net income (loss)	$ 67	$ (127)

Net income (loss) per common share:
Basic	$ 0.00	$ (0.01)

Diluted	$ 0.00	(0.01)

Weighted average number of common shares outstanding:
Basic	24,545	24,435

Diluted	26,552	24,435

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock Shares Amount		Additional paid-in capital	Warrants and Interest, Parent company	Stock Options Issued for Prepaid Services	Accumulated deficit	Total
Balances, December 31, 2002	24,538	$245	$34,599	$(348)	$(34)	$(38,844)	$(4,382)
Prepaid interest to parent company
(see note 3)	--	--	--	221	--	--	221
eBanker warrants (see notes 3 and 5)	--	--	--	127	--	--	127
Stock options issued for
prepaid services	--	--	--	--	8	--	8
Issuance of options to consultants	--	--	15	--	--	--	15
Issuance of common shares for services,
related party (see note 5)	7	--	4	--	--	--	4
Net income	--	--	--	--	--	67	67

Balances, June 30, 2003	24,545	$245	$34,618	$ --	$(26)	$(38,777)	$(3,940)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2003	2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 67	$(127)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	289	320
Amortization of financing costs	127	128
Issuance of common stock for prepayment of interest, related party	221	230
Amortization of discount on note payable, related party	12	--
Common stock, options and warrants issued
for services and other, net	27	19
Bad debt expense	--	12
Non-cash settlements	(924)	--
Changes in operating assets and liabilities:
Accounts receivable-trade, net	271	93
Accrued revenues, net	161	11
Prepaid expenses and other assets	(154)	(14)
Accounts payable	115	34
Accrued expenses	(49)	(164)
Accrued payroll	(12)	(90)
Accrued compensated absences	13	23
Deferred revenue	10	(151)

Net cash provided by operating activities	174	324

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(28)	(147)
Maturities of investments	60	--
Issuance of notes receivable, related party	(30)	(150)
Funded software development, net	--	92
Increase in capitalized software development costs	(19)	(74)

Net cash used in investing activities	(17)	(279)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Six months ended June 30,
	2003	2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares for cash	$ --	$ 100
Principal payments under capital lease obligations	--	(56)
Proceeds from note payable, related party,	--	200

Net cash provided by financing activities	--	244

Net increase in cash and cash equivalents	157	289
Cash and cash equivalents at beginning of period	1,007	677

Cash and cash equivalents at end of period	$1,164	$ 966

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS

The Company paid $12 thousand and $8 thousand for interest for the six months ended June 30, 2003 and 2002, respectively.

The Company issued common shares to a related party for services valued at $4 thousand and $3 thousand during the six months ended June 30, 2003 and 2002, respectively. The Company recognized approximately $23 thousand and $7 thousand, for the six months ended June 30, 2003 and 2002, respectively, in expenses related to the issuance of options mainly for prepaid marketing and options issued to consultants.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the “Company” or “Global Med”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position at June 30, 2003 and the results of their operations for the three and six months ended June 30, 2003 and 2002 have been included.

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

The Company has not recorded a provision for income taxes for the three or six months ended June 30, 2003. No income tax is due for the three or six months ended June 30, 2003, because the Company has net operating loss carry forwards from prior periods that would offset any current income taxes, and the deferred tax asset related to the net operating loss carry forwards, is fully reserved by a valuation allowance.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission. The interim results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period of 2003 or for the year ending December 31, 2003.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 (continued)

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods presented. Diluted net loss per common share reflects the potential dilution of securities that could participate in the earnings unless their effect is antidilutive. Stock options, warrants outstanding and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. For the six months ended June 30, 2002, approximately 7.0 million dilutive securities have been excluded from the weighted average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

Non-Cash Settlements

In April 2003, the Company signed an agreement with its SafeTrace Tx® development partner, The Institute for Transfusion Medicine (“ITXM”), related to ITXM’s purchase of certain software from the Company. In addition to certain cash consideration for the software purchase, ITXM agreed to relinquish any rights that ITXM had to existing and future royalties. As of April 2003, the Company owed ITXM approximately $121 thousand for royalties on the sale of SafeTrace Tx®. In addition, ITXM relinquished its right to receive future royalties on SafeTrace Tx® sales which were assessed at 4% of the net software license fee. ITXM, as part of this agreement, also relinquished the right to receive future upgrades and maintenance and support that were part of a January 1998 settlement agreement associated with the development of SafeTrace Tx®. The remaining value of these penalties as of the signing of the agreement was approximately $267 thousand and was previously included in deferred revenue. As a result, the Company recognized approximately $388 thousand in revenues as a result of the reduction in liabilities associated with the delivery of certain software to ITXM. Therefore, for the three and six months ended June 30, 2003, approximately $388 thousand in revenues related to this non-cash consideration is included in the Company’s statement of operations.

In June 2003, the Company signed a settlement agreement (the “Settlement Agreement”) with Ortho Clinical Diagnostics, Inc. (“Ortho”), whereby by all of the Company’s outstanding obligations to and from Ortho were released. As a result, the Company was released from its obligation to provide Ortho with $500 thousand in software development work for which it had received payment from Ortho in 1997 as part of the exclusivity agreement the Company signed with Ortho in 1997. In addition, the Company was released from all other obligations to Ortho which included liabilities amounting to approximately $36 thousand for sales distribution commissions. For the three and six months ended June 30, 2003, the Company recognized $500 thousand in revenues associated with this settlement agreement and Ortho’s waiver of its right to software development services and a reduction in sales and marketing expenses of $36 thousand associated with the release of the Company from its obligation to pay commissions to Ortho for prior sales.

The Company’s Manufacturer’s Representative and Software Development Agremeent (“OCD Agreement”) signed with OCD during June of 1999 expired during he three months ended June 30, 2003. The Company has no outstanding software development or marketing agreements with OCD at the present time.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 (continued)

Recently Issued Accounting Principles

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003 and does not expect a material impact on its financial condition and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments be classified as liabilities in statements of financial position. The Statement is effective for financial instruments entered into or modified after May 31, 2003, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of SFAS No. 150 on its financial condition and results of operations.

Certain prior period amounts have been reclassified to conform with the current period presentation.

2. RELATED PARTIES

Global Med is financed primarily through lending arrangements with Global Med China & Asia Limited (“GMCAL”). These lending arrangements were originated by eBanker and transferred, along with eBanker’s ownership in Global Med, to GMCAL in October 2002. Ownership in GMCAL was transferred to a subsidiary of TechCap Holdings LTD, an unrelated party, in November 2002. A subsidiary of eBanker, through its security agreements, has the right to control the vote of Global Med shares. The following information regarding the transaction has been provided to Global Med by eBanker: eBanker, through a subsidiary, maintains various controls, as well as a security interest, in the lending arrangements. This security interest allows eBanker, through its subsidiary, to maintain possession of the lending arrangements and the ownership in Global Med transferred to GMCAL until there has been full performance of a promissory note. This promissory note obligates the issuer, to make a balloon payment, in October 2007 as well as periodic interest payments. The issuer has the right to prepay the promissory note. Additional information regarding the terms of the transaction has not been provided due a confidentiality agreement between the parties in the transaction.

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

On November 28, 2001, the shareholders of eVision approved a transaction which transferred certain of the assets of eVision to Online Credit as satisfaction of the certain obligations eVision had with Online Credit. As a result, all of Global Med’s common shares held by eVision and all eBanker’s common shares and warrants held by eVision were transferred to Online Credit. Consequently, as of November 28, 2001, Global Med remained a consolidated entity of eBanker for accounting purposes; however, eBanker was then directly controlled by Online Credit instead of eVision.

During the six months ended June 30, 2003 and 2002, eVision provided the Company with various accounting services for which the Company incurred $24 thousand and $48 thousand in general and administrative expenses, respectively. During the six months ended June 30, 2003 and 2002, the Company incurred $221 thousand and $230 thousand, respectively, in interest charges from eBanker. For the six months ended June 30, 2003, the Company incurred $12 thousand in interest charges on a note from a foreign subsidiary of eBanker. No interest charges were incurred during the six months ended June 30, 2002 from this foreign subsidiary of eBanker. As of June 30, 2003 and December 31, 2002, the Company had accrued liabilities consisting of accounting services expense in the amounts of $68 thousand and $44 thousand, respectively, from eVision. These amounts are included in accrued expenses in the accompanying balance sheets.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 (continued)

As of June 21, 2002, the disinterested directors of the Company’s Board of Directors had approved borrowings to a related party totaling $370 thousand. During the year ended December 31, 2002, the Company’s Notes Receivable, related party balance, increased $290 thousand to a total of $370 thousand as a result of funds advanced in the form of promissory notes to this entity controlled by a, then, director of the Company, Jeff Busch. The notes bear interest at 12% per year and mature in 2006. During the year ended December 31, 2001, the Company had lent $80 thousand to this entity. In addition, the CEO and Chairman of Global Med, Michael I. Ruxin, was also on the board of directors of this entity controlled by Jeff Busch. Dr. Ruxin resigned as director of the related entity effective December 12, 2002. Jeff Busch resigned his position as a director of the Company and PeopleMed effective December 12, 2002. As a result, Jeff Busch and the entity controlled by Jeff Busch are no longer related parties of the Company. On March 10, 2003, the Company’s Board of Directors approved and subsequently funded additional borrowings to the entity controlled by Jeff Busch in the amount of $30 thousand. The outstanding note receivable balance as of June 30, 2003 was $400 thousand.

During the six months ended June 30, 2002, the Company paid approximately $11 thousand to a company partially owned by an officer of the Company for tax-related work.

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

On March 22, 2001, Global Med and eBanker entered into an interest payment option agreement that provided that Global Med have the option, with five days prior written notice, to elect and pay to eBanker, before July 1, 2001, Global Med’s entire interest payment calculated for the life of loan agreement dated November 19, 2000, in the form of 1.747 million shares of Global Med common stock (calculated at $0.6875 per share, which was the prevailing market price on March 22, 2001). In the event that Global Med paid down any principal on the loan prior to July 1, 2003, eBanker would return a number of shares determined by calculating the pro-rata interest avoided due to early repayment of principal divided by $0.6875 per share. eBanker was to make this calculation on July 1, 2001, July 1, 2002 and July 1, 2003.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 (continued)

On June 20, 2001, the Company elected to exercise the interest payment option. As a result, eBanker was issued 1.747 million shares of the Company’s common stock as payment for the interest expense on the Company’s outstanding loan balance with eBanker of $3.829 million through the loan’s maturity date of July 1, 2003. The 1.747 million shares were issued and considered outstanding as of June 20, 2001, the date the interest option was exercised. These shares were valued at $1.188 million based on the market value of the stock on June 20, 2001. The Company recorded $681 thousand in a contra-equity account associated with the issuance of these shares as of December 31, 2001. In addition, $277 thousand in accrued interest related to the eBanker loan was eliminated from the Company’s accrued expenses balance as of June 30, 2001, as a result of this transaction. After this transaction, the effective interest rate on the loan remained at 12% per annum. As of June 30, 2003, the contra-equity accounts associated with these share had been fully amortized.

On July 1, 2001 in accordance with the terms of the existing financing agreement, eBanker received the right to warrants to acquire up to 10.186 million shares of Global Med common stock with an exercise price of $0.50 per share. These warrants were valued at $510 thousand. On July 1, 2001 the maturity date of the note payable was automatically extended to July 1, 2003; and as of that date, the outstanding debt was no longer convertible into the common stock of the Company at $1.00 per share. If Global Med defaults on repayment of any amount borrowed under the existing financing agreement, all existing members of the Board of Directors of Global Med will be required to resign and GMCAL will have the right to appoint all new members. The warrants expire on July 1, 2011. Pursuant to the November 2000 financing agreement between the Company and eBanker, the Company is obligated to maintain current registration on the shares, underlying the warrants, for resale under the Securities Act of 1933 (“1933 Act”). The Company has not registered the shares underlying these warrants. The Company used independent, third party consultants for estimating the fair value of the warrants to purchase 10.186 million shares of the Company’s common stock. The warrants were valued at $510 thousand. The Company recorded $510 thousand in deferred financing costs associated with the issuance of these warrants as of July 1, 2001. The Company ratably amortized the costs associated with these warrants over 24 months, the remaining life of the note payable as of July 1, 2001. The Company recognized approximately $128 thousand in financing costs related to the issuance of these warrants during the year ended December 31, 2001, and $255 thousand in financing costs related to the issuance of these warrants during the year ended December 31, 2002. For the three and six months ended June 30, 2003, the Company recognized $63 thousand and $127 thousand in financing costs. As of June 30, 2003, all of the Company’s deferred financing costs were fully amortized.

In June, 2002, the Company entered into a agreement whereby Global Med International Holdings Limited (“GMIHL”), a related foreign entity owned by eBanker, advanced $200 thousand to the Company in the form of a note payable (the “Note”). The Note was due on July 1, 2003 and bears no interest. In lieu of interest, the Note holder received the following consideration:

o

Global Med committed to obtain GMIHL written approval before committing to issue Global Med common shares either directly, or through derivative instrument, in transaction pursuant to which Global Med will receive net proceeds per share of less than $1 after expenses fees and expenditures commitments (except pursuant to employee and consulting options, warrants and/or stock bonuses approved by Global Med’s Board of Directors and/or pursuant to any existing contractual commitment, including, but not limited to any currently outstanding stock options and warrants). GMIHL has full authority in providing or withholding this approval.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 (continued)

o

GMIHL received exclusive marketing rights for a period of 36 months to certain Asian Countries. These rights survive the repayment of the Note. These rights will continue for an additional 36 months if certain revenue commitments are achieved during the initial 36-month period. For each 36- month period thereafter, these commitments will be extended for an additional 36 months if certain additional commitments are received. The Note acknowledges that the exclusive marketing rights granted under the Note contain exceptions for certain countries for which there were marketing agreements in place as of the effective date of the Note.

The due date of the Note has been extended from July 1, 2003 to August 16, 2003. The Note bears a 12% interest rate per annum as of July 1, 2003. The Company is currently negotiating with this related party for an extension of this debt so that it is due some time in 2004. If the Company is required to repay the $200 thousand note payable on the August 16, 2003 due date, management of the Company does not believe that this payment would have a material impact on the financial condition of the Company.

In the absence of a stated interest rate on this note, an interest rate of 12% has been imputed to this Note. In addition, the value of the exclusivity agreement is deemed to be $24 thousand, the same amount of the imputed interest over the life of the loan. The value of the exclusivity agreement is being amortized ratably over the 36-month exclusivity period.

If Global Med defaults on the repayment of any amount borrowed under the combined note issued to eBanker, all existing members of the Board of Directors of Global Med will be required to resign and eBanker will have the right to appoint all new members. At June 30, 2003, principal of $3.829 million, was outstanding under the terms of this financing agreement. At December 31, 2002, principal of $3.829 million, and $221 thousand in a contra equity account associated with the issuance of shares for prepaid interest were outstanding under the terms of the financing agreement. At June 30, 2003, principal of $200 thousand was outstanding under financing agreement between GMIHL and Global Med.

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

4. PEOPLEMED.COM, INC.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc., (“PeopleMed”) a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. The remaining 17% of PeopleMed is owned by third parties, certain officers and directors of Global Med. There is no minority interest reflected in the June 30, 2003 or December 31, 2002 balance sheets because PeopleMed had a stockholders’ deficit at those dates.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 (continued)

5. STOCKHOLDERS’ DEFICIT

Stock Compensation

In 2000, the Company authorized the issuance of 35 thousand shares to an officer of the Company. Of the 35 thousand authorized shares, 21 thousand had been issued as of June 30, 2003. The remaining shares will be issued at a rate of 7 thousand per year as they are earned. During the six months ended June 30, 2003, the Company recognized approximately $4 thousand in compensation expense in the statements of operations related to the vesting of these shares.

At June 30, 2003 the Company has several stock-based compensation plans. The Company has adopted the “disclosure method” provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted under SFAS No. 123, the Company continues to account for stock-based compensation for awards to employees under the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. Stock based compensation paid to consultants and other non-employees is accounted for at fair value under the provisions of SFAS No. 123. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), which provides for alternative methods to transition to the fair value method of accounting for stock options in accordance with provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the annual disclosure provisions of SFAS 148 in the financial statements for our six months ended June 30, 2003 and 2002. The transition provisions of SFAS 148 are currently not applicable to us as we continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25.

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s pro forma amounts would have been as indicated:

	Six Months Ended June 30,
	2003	2002
Net income (loss) as reported	$ 67,000	$ (127,000)
Pro forma net loss under SFAS 123	(565,000)	(265,000)
Net income (loss) per share as reported	0.00	(0.01)
Pro forma net loss per share under SFAS 123	(0.02)	(0.01)
Assumptions:
Dividend Yield	--	--
Volatility factor	351%	326%
Risk free interest rate	3.03%	4.39%
Expected Life of Option (in years)	6.9	8.4

The estimated fair value of the total options granted during the six months ended June 30, 2003 and 2002 was $0.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 (continued)

Issuance of Warrants

On July 1, 2001, eBanker received the right to receive 10.186 million warrants for the purchase of the Company’s common stock at $0.50 per share. The warrants were issued in accordance with the terms of the November 19, 2000 Financing Agreement between the Company and eBanker. The number of warrants issued was calculated based on the outstanding principal balance on the Company’s loan with eBanker as of July 1, 2001. The warrants expire on July 1, 2011. In accordance with the terms of the November 2000 financing agreement between the Company and eBanker, the Company is obligated to register and maintain current registration on the shares, underlying the warrants, for resale under the Securities Act of 1933 (“1933 Act”). The Company has not yet registered the shares underlying these warrants. The Company used independent, third party consultants for estimating the fair value of the warrants to purchase 10.186 million shares of the Company’s common stock. The warrants were valued at $510 thousand. The Company recorded $510 thousand in deferred financing costs associated with the issuance of these warrants as of July 1, 2001. The Company ratably amortized the costs associated with these warrants over 24 months, the remaining life of the note payable as of July 1, 2001. The Company recognized approximately $127 thousand in financing costs related to the issuance of these warrants for the six months ended June 30, 2003 and 2002.

In June 2003, the Company’s Board of Directors approved the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan provides for the issuance of stock options exercisable to purchase up to 5 million shares of the Company’s common stock to employees, officers, directors and consultants. The Board of Directors also approved the inclusion of options to purchase 4,766,500 shares under the 2003 Plan that were issued to such persons prior to the adoption of the 2003 Plan and lacked registration rights. Although approved by the Board, the Company has not yet filed an S-8 registration statement to register the 5 million shares issuable under the 2003 Plan. The range of the exercise prices of the 4,766,500 options is $0.56 to $2.50 per share. The weighted- average exercise price of these options is $0.74 per share.

In June of 2003, the Company’s Board of Directors approved the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan provides for the issuance of up to 5 million shares of the Company’s common stock to employees, officers, directors, and consultants of the Company. The Board of Directors of the Company also approved the issuance of 4,766,500 options under the terms of the 2003 Plan. All of the 4,766,500 options approved for issuance under the 2003 Plan were outstanding prior to the approval of the 2003 Plan and were initially issued outside of any of the Company’s existing stock option plans and therefore lacked registration rights. The Company has not yet filed an S-8 registration statement with the Securities and Exchange Commission for the 2003 Plan.

In June 2003, the Board of Directors of the Company approved a change in the 2001 Stock Option Plan (“2001 Plan”). The Board of Directors of the Company authorized an amendment to the 2001 Plan reducing the number of common shares reserved and authorized for issuance by 5 million. Effective in June 2003, the total number of common shares approved for issuance under the 2001 Plan as authorized by the Board is reduced from 15 million to 10 million. The Company has not yet filed an amendment to the existing S-8 registration statement effecting this change.

6. BUSINESS SEGMENT INFORMATION

The Company classifies its products into two core business segments: the Wyndgate Division (“Wyndgate”) and PeopleMed. Wyndgate develops, markets and supports blood tracking systems to assist community blood centers, hospitals, plasma centers and outpatient clinics in the U.S. in complying with the quality and safety standards of the FDA for the collection, transfusion, and management of blood and blood products. PeopleMed offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s systems use the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims, and medical records for the Company for the six months ended June 30, 2003 and 2002:

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 (continued)

	Six Months Ended June 30, 2003 (In thousands)
	Wyndgate Division	PeopleMed	Total
Revenues	$ 3,439	$ 379	$ 3,818

Income from operations
before other income (expenses)	$ 311	$ 112	$ 423
Interest income	4	--	4
Interest expense	(233)	--	(233)
Amortization of financing costs	(127)	--	(127)

Net income (loss)	$ (45)	$ 112	$ 67

Depreciation and amortization	$ 262	$ 27	$ 289

Capital expenditures	28	--	28

Identifiable assets as of
June 30, 2003	2,276	381	2,657

	Six Months Ended June 30, 2002 (In thousands)
	Wyndgate Division	PeopleMed	Total
Revenues	$ 3,104	$ 309	$ 3,413

Loss from operations before
other income (expenses)	$ 272	$ (33)	$ 239
Interest income	4	--	4
Interest expense	(242)	--	(242)
Amortization of financing costs	(128)	--	(128)

Net loss	$ (94)	$ (33)	$ (127)

Depreciation and amortization	297	23	320

Capital expenditures	137	10	147

Identifiable assets as of
June 30, 2002
	3,056	334	3,390

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended June 30, 2003 increased by $459 thousand or 25.1% when compared with the same three month period in 2002. The increase for the three months ended June 30, 2003 was due primarily to an increase in software license fee of $275 thousand, an increase in revenues for PeopleMed of approximately $23 thousand, and an increase in other revenue of $254 thousand, offset by a decrease in implementation and consulting services revenues of $111 thousand when compared with the same period for 2002. Of the $275 thousand increase in software license fees, $388 thousand related to non-cash consideration in the form of a reduction of liabilities the Company owed to a customer. See footnote 1 of the financial statements for further discussion. Of the $23 thousand increase in PeopleMed revenues, $150 thousand related to revenues associated with termination of a customer’s significant contract with PeopleMed. Of the $254 thousand increase in other revenues, $500 thousand related to a settlement agreement between the Company and one of its marketing partners whereby the Company was released from its obligation to perform additional services in accordance with the terms of prior agreements. See footnote 1 in the financial statements for further discussion.

Cost of revenue. Cost of revenue as a percentage of total revenues was 30.6% and 37.8% for the three months ended June 30, 2003 and 2002, respectively. The decrease in costs as a percent of revenues was primarily due to the increase in revenues associated with a settlement agreement between the Company and Ortho Clinical Diagnostics, Inc. (“Ortho”) and the reduction in liabilities the Company owed to Ortho discussed in footnote 1 of the financial statements.

Gross profit. Gross profit as a percentage of total revenue was 69.4% and 62.2% for the three months ended June 30, 2003 and 2002, respectively. The increase relates to the increase in revenues with no corresponding increases in cost of revenues.

General and administrative. General and administrative expenses increased $40 thousand or 8.1%, for the three months ended June 30, 2003 compared to the same three months in 2002. The primary reason for the increase was a $29 thousand increase in payroll costs.

Sales and marketing. Sales and marketing expenses decreased $38 thousand or 10.1%, for the three months ended June 30, 2003 compared to the same three months in 2002. The decrease in costs is due primarily to a decrease in commissions of $36 thousand, associated with the settlement agreement discussed in footnote 1 of the financial statements.

Research and development. Research and development expenses increased $64 thousand or 68.1%, for the three months ended June 30, 2003 compared to the same three months in 2002. Research and development costs increased primarily as a result a $41 thousand reduction in capitalized software development costs when compared with the comparable period in the prior year.

Income from operations before other income (expense). The Company’s income from operations during the three months ended June 30, 2003 of $586 thousand is $386 thousand more than the $200 thousand income for the same three months in 2002. The increase for the three months ended June 30, 2003 was primarily attributable to the increase in revenues as has been described.

Interest expense. Interest expense decreased $7 thousand for the three months ended June 30, 2003 compared to the same three months in 2002.

Financing costs. Financing costs decreased $1 thousand for the three month period ended June 30, 2003 when compared with the same period for 2002.

Income taxes. For the three months ended June 30, 2003 and 2002, the Company did not record a provision for income taxes. No income tax is due for these periods because the Company has net operating loss carryforwards from prior periods that fully offset the tax provision, and the deferred tax asset related to the net loss carryforwards is fully reserved by a valuation allowance.

Net income. The Company’s net income for the three months ended June 30, 2003 was $413 thousand. For the three months ended June 30, 2002 the net income was $19 thousand. The difference of $394 thousand relates primarily to increased revenues for the period ended June 30, 2003, when compared to the comparable period in 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended June 30, 2003 increased by $459 thousand or 25.1% when compared with the same three month period in 2002. The increase for the three months ended June 30, 2003 was due primarily to an increase in software license fee of $275 thousand, an increase in revenues for PeopleMed of approximately $23 thousand, and an increase in other revenue of $254 thousand, offset by a decrease in implementation and consulting services revenues of $111 thousand when compared with the same period for 2002. Of the $275 thousand increase in software license fees, $388 thousand related to non-cash consideration in the form of a reduction of liabilities the Company owed to a customer. See footnote 1 of the financial statements for further discussion. Of the $23 thousand increase in PeopleMed revenues, $150 thousand related to revenues associated with termination of a customer’s significant contract with PeopleMed. Of the $254 thousand increase in other revenues, $500 thousand related to a settlement agreement between the Company and one of its marketing partners whereby the Company was released from its obligation to perform additional services in accordance with the terms of prior agreements. See footnote 1 in the financial statements for further discussion.

Cost of revenue. Cost of revenue as a percentage of total revenues was 36.7% and 39.4% for the six months ended June 30, 2003 and 2002, respectively. The decrease is primarily due to an increase in revenues. The decrease in costs as a percentage of revenues was primarily due to the increase in revenues associated with a settlement agreement between the Company and Ortho and the reduction in liabilities discussed in footnote 1 of the financial statements.

Gross profit. Gross profit increased $346 thousand to $2.416 million for the six months ended June 30, 2003 when compared with the same period for 2002. The increase is primarily the result of an increase in revenues with no corresponding cost of revenues as described above.

General and administrative. General and administrative expenses increased $24 thousand or 2.4%, for the six months ended June 30, 2003 compared to the same six months in 2002.

Sales and marketing. Sales and marketing expenses increased $59 thousand or 9.2%, for the six months ended June 30, 2003 compared to the same six months in 2002. The increase in sales and marketing expenses was primarily due to the following: an increase in direct labor costs of $78 thousand, an increase in travel-related expenses of $69 thousand, and a $23 thousand increase in printing expenses. These increases were partially offset by a reduction in commissions expenses of $68 thousand and a reduction in hiring-related expenses of $40 thousand. Of the $68 thousand reduction in commissions expenses, $36 thousand related to the reductions associated with the settlement agreement with Ortho Clinical Diagnostics that is more fully discussed in footnote 1 of the financial statements.

Research and development. Research and development expenses increased $79 thousand to $283 thousand, for the six months ended June 30, 2003 compared to $204 thousand for the same six months in 2002. The increase in research and development expenses was primarily due to reduced levels of capitalization of software development costs for the six months ended June 30, 2003 when compared with the comparable period in 2002.

Income from operations before other income (expense). The Company’s income from operations during the six months ended June 30, 2003 of $423 thousand is $184 thousand greater than the income for the same six months in 2002 of $239 thousand. The difference is primarily due to increased revenues and partially offset by increased expenses.

Interest expense. Interest expense decreased slightly for the six months ended June 30, 2003 at $233 thousand compared to $242 thousand for the same six months in 2002.

Financing costs. Financing costs were $127 thousand and $128 thousand for the six month period ended June 30, 2003 and 2002, respectively.

Income taxes. For the six months ended June 30, 2003 and 2002, the Company did not record a provision for income taxes. No income tax is due for this period because the Company has net operating loss carryforwards from prior periods that fully offset the tax provision, and the deferred tax asset related to the net loss carryforwards is fully reserved by a valuation allowance.

Net income (loss). The Company’s net income for the six months ended June 30, 2003 was $67 thousand. The Company’s net loss for the comparable period in 2002 was $127 thousand.

In June of 2003, the Company entered into a non-exclusive marketing and support agreement with Misys Hospital Systems, Inc. (“Misys”). In the Agreement, the Company granted to MISYS the non-exclusive and non transferable worldwide rights, excluding the African continent and the following countries; India, Indonesia, Bangladesh, Burma, Cambodia, Laos, Malaysia, Mongolia, Nepal, North Korea, Philippines, Singapore, Shri Lanka, South Korea, Taiwan, Thailand, Vietnam, China (including Hong Kong and Macau); non-exclusive and non-transferable right to market, promote, endorse, and assist Wyndgate in the sale and license of its blood donor product, SafeTrace ®, to Misys clients. The Company maintains all responsibilities for the licensure, delivery, installation, warranty or support between Wyndgate and the Licensee for all contracts facilitated under the terms of this agreement. The Company will pay a commission to Misys based on the software license fee for each sale Misys has facilitated. The initial term of the agreement is for one year from the signing date of this agreement with successive one-year terms if neither party gives written notice of termination.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1.164 million as of June 30, 2003 compared to $1.007 million at December 31, 2002, none of which was restricted.

The Company had a net working capital deficit of $4.737 million as of June 30, 2003 and $827 thousand at December 31, 2002. The primary reason for the decrease in the working capital deficit is the increase in cash and reduction in account expenses associated with the Company’s use of cash to fund operations and the increase in accrued expenses, and the classification of financing agreements moved from long-term to current from December 31, 2002 to June 30, 2003. The Company has a $200 thousand note payable from a related party financing agreement for which the due date has been extended from July 1, 2003 to August 16, 2003. The Company is currently negotiating with this related party for an extension of this debt so that it is due some time in 2004. If the Company is required to repay the $200 thousand note payable on the August 16, 2003 due date, management of the Company does not believe that this payment would have a material impact on the financial condition of the Company.

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

The Company generated $174 thousand in net cash from operating activities during the six months ended June 30, 2003. The cash provided by operations for the six months ended June 30, 2003 consisted primarily of the net income of $67 thousand, changes in operating assets and liabilities of $355 thousand, net of uses of cash from other operating activities of $248 thousand, which included $924 thousand in non-cash settlements.

Net cash used in investing activities was $17 thousand during the six months ended June 30, 2003 compared to $279 thousand during the same period of 2002. The decline in investing activity was primarily due to a $119 thousand decrease in purchases of equipment and due to the issuance of $150 thousand in notes receivable during the six months ended June 30, 2002 versus none during the six months ended June 30, 2003.

Net cash provided by financing activities during the six months ended June 30, 2003 was $0 thousand, compared to net cash provided by financing activities of $244 thousand during the six months ended June 30, 2002. There were no financing activities during the six months ended June 30, 2003. During the six months ended June 30, 2002, the Company received $100 thousand from equity issuances, $200 thousand from loans from a related party, offset by $56 thousand in principal payments on outstanding capital leases.

The Company had an accumulated deficit of $38.777 million as of June 30, 2003. The Company believes that cash flows from the Company’s existing customer base, new sales, and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months excluding acquisitions, major new product development initiatives and amounts due under financing agreements with related parties. Management anticipates that the cash, accounts receivable balances, recurring revenues, proceeds from the sale of common stock, and any future financing activities will be used to fund the Company’s anticipated research and development costs, sales and marketing efforts during the remainder of 2003 and for general working capital purposes. The Company continues to pursue financing alternatives through the issuance of additional equity or debt and believes that it may be able to renegotiate the terms of its $3.829 million related party financing. However, renegotiation of the $3.829 million related party financing cannot be assured. In which case, the Company anticipates it would not be able to meet its cash flow requirements without additional financing.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003 and does not expect a material impact on its financial condition and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments be classified as liabilities in statements of financial position. The Statement is effective for financial instruments entered into or modified after May 31, 2003, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of SFAS No. 150 on its financial condition and results of operations.

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

Sensitivity analyses were performed to determine how market rate changes would affect the fair value of our debt. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. A one-percentage point change in interest rates on our debt as of June 30, 2003 would change our annual pre-tax income annual results by approximately $40 thousand. The stated interest rate on our debt, exclusive of financing charges, is 12%, and for the period from July 1, 2003 to January 1, 2004, the effective interest rate is 15% based on the terms of the April 7, 2003 financing amendment. Hypothetically, if the interest rate on this debt were subject to fluctuations with the market and the market interest rate was 13%, Global Med’s pre-tax income would decrease approximately $40 thousand per year. Conversely, if Global’s debt were subject to market fluctuations and the market interest rate was 11%, the Company’s pre-tax income would increase approximately $40 thousand. In addition, each subsequent increase or decrease in the interest rate of 1% would change pre-tax income by an additional $40 thousand.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Acting Principal Financial and Accounting Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within ninety days prior to the filing date of this quarterly report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Chief Executive Officer and Acting Principal Financial and Accounting Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified, and therefore no material corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated.

ITEM 2. Changes in Securities

None

ITEM 4. Submission of matters to a vote of security holders

None

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, U.S.C. 7241.

31.2	Certification by Acting Principal Financial and Accounting Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, U.S.C. 7241.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by the Acting Principal Financial and Accounting Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) A Form 8-K was filed by the Company on May 22, 2003 announcing financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC. A Colorado Corporation

Date: August 14, 2003	By: /s/ Michael I. Ruxin Michael I. Ruxin, Chairman of the Board and Chief Executive Officer

Date: August 14, 2003	By: /s/ Gary L. Cook Gary L. Cook, Director, Acting Principal Financial and Accounting Officer and Treasurer