Form 10-Q
period 2003-09-30
GLOBAL MED TECHNOLOGIES INC
filed 2003-11-19
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes    [   ]        No    [X]

As of November 11, 2003, 24,545,296 shares of the issuer’s $0.01 par value Common Stock were outstanding.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

TABLE OF CONTENTS

Part I – Financial Information

PAGE NO.
Item 1. Unaudited Condensed Consolidated Financial Statements
a. Condensed Consolidated Balance Sheets as of September 30, 2003 (Unaudited)
and December 31, 2002	3
b. Unaudited Condensed Consolidated Statements of Operations for the
three months ended September 30, 2003 and 2002	5
c. Unaudited Condensed Consolidated Statements of Operations for the
nine months ended September 30, 2003 and 2002	6
d. Unaudited Condensed Consolidated Statement of Stockholders’ Deficit
for the nine months ended September 30, 2003	7
e. Unaudited Condensed Consolidated Statements of Cash Flows for the nine
months ended September 30, 2003 and 2002	8
f. Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25
Part II – Other Information
Item 1. Legal Proceedings	25
Item 2. Changes in Securities	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 6. Exhibits and Reports on Form 8-K	26
Signatures	27
Certifications	28

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,069	$1,007
Accounts receivable-trade, net	148	648
Accrued revenues, net	40	185
Prepaid expenses and other assets	117	177

Total current assets	1,374	2,017
Equipment, furniture and fixtures, net	252	286
Capitalized software development costs, net	145	377
Notes receivable	400	--
Notes receivable, related party	--	370

Total assets	$2,171	$3,050

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 239	$ 177
Accrued expenses	480	673
Accrued payroll	245	162
Accrued compensated absences	485	467
Noncompete accrual	35	35
Deferred revenue	1,037	1,142
Financing agreements, related parties	4,029	188

Total current liabilities	6,550	2,844
Financing agreements, related parties	--	3,829
Deferred revenue, less current portion	19	759

Total liabilities	6,569	7,432

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value: Authorized shares - 10,000;
none issued or outstanding	--	--
Common stock, $.01 par value: Authorized shares - 90,000;
issued and outstanding shares - 24,545 and 24,538 at
September 30, 2003 and December 31, 2002, respectively	245	245
Additional paid-in capital	34,624	34,599
Warrants and interest, parent company	--	(348)
Stock options issued for prepaid services	(22)	(34)
Accumulated deficit	(39,245)	(38,844)

Total stockholders' deficit	(4,398)	(4,382)

Total liabilities and stockholders’ deficit	$ 2,171	$ 3,050

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Three months ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
Revenues	$ 1,279	$ 1,425
Cost of revenues	564	614

Gross profit	715	811
OPERATING EXPENSES:
General and administrative	533	512
Sales and marketing	348	382
Research and development	152	146

Loss from operations before other income (expense)	(318)	(229)
OTHER INCOME (EXPENSE):
Interest income	--	1
Interest expense	(150)	(119)
Amortization of financing costs	--	(63)

Net loss	$ (468)	$ (410)

Basic and diluted loss per common share	$ (0.02)	$ (0.02)

Weighted average number of common shares outstanding-
Basic and diluted	24,545	24,538

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Nine months ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
Revenues	$ 5,097	$ 4,838
Cost of revenues	1,966	1,957

Gross profit	3,131	2,881
OPERATING EXPENSES:
General and administrative	1,532	1,487
Sales and marketing	1,059	1,034
Research and development	435	350

Income from operations before other income (expense)	105	10
OTHER INCOME (EXPENSE):
Interest income	4	5
Interest expense	(383)	(361)
Amortization of financing costs	(127)	(191)

Net loss	$ (401)	$ (537)

Basic and diluted loss per common share	$ (0.02)	$ (0.02)

Weighted average number of common shares outstanding-
basic and diluted	24,545	24,470

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock Shares Amount		Additional paid-in capital	Warrants and Interest, Parent company	Stock Options Issued for Prepaid Services	Accumulated deficit	Total
Balances, December 31, 2002	24,538	$245	$34,599	$(348)	$(34)	$(38,844)	$(4,382)
Prepaid interest to parent company
(see note 3)	--	--	--	221	--	--	221
eBanker warrants (see notes 3 and 5)	--	--	--	127	--	--	127
Stock options issued for
prepaid services	--	--	--	--	12	--	12
Issuance of options to consultants	--	--	19	--	--	--	19
Issuance of common shares for services,
related party (see note 5)	7	--	6	--	--	--	6
Net income	--	--	--	--	--	(401)	(401)

Balances, September 30, 2003	24,545	$245	$34,624	$ --	$(22)	$(39,245)	$(4,398)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(401)	$(537)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization of software
development costs	329	485
Amortization of financing costs	127	191
Issuance of common stock for prepayment of interest, related party	221	346
Common stock, options and warrants issued
for services and other, net	37	25
Amortization of discount on notes payable, related party	12	6
Bad debt expense (credit)	(15)	18
Non-cash settlements	(924)	--
Changes in operating assets and liabilities:
Accounts receivable-trade, net	469	319
Accrued revenues, net	191	69
Prepaid expenses and other assets	56	24
Prepaid interest, related party	(56)	--
Accounts payable	62	(7)
Accrued expenses	(193)	(197)
Accrued payroll	83	(8)
Accrued compensated absences	18	(4)
Deferred revenue	79	(403)

Net cash provided by operating activities	95	327

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(44)	(170)
Issuance of notes receivable, related party	--	(220)
Issuance of notes receivable	(30)	--
Funded software development	--	99
Maturities of investments	60	--
Increase in capitalized software development costs	(19)	(74)

Net cash used in investing activities	(33)	(365)

See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Nine months ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares for cash	$ --	$ 97
Proceeds from note payable, related party	--	200
Principal payments under capital lease obligations	--	(56)

Net cash provided by financing activities	--	241

Net change in cash and cash equivalents	62	203
Cash and cash equivalents at beginning of period	1,007	677

Cash and cash equivalents at end of period	$1,069	$ 880

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS

The Company paid $200 thousand and $15 thousand for interest for the nine months ended September 30, 2003 and 2002, respectively. The $200 thousand in interest was paid to a related party in March 2003 as a prepayment of interest for the period from July 1, 2003 to January 1, 2004, related to the Company’s $3.829 million financing agreement with the related party.

The Company recognized expenses of approximately $17 thousand and $6 thousand for the nine months ended September 30, 2003 and 2002, respectively, related to the issuance of options mainly for prepaid marketing and consulting expenses.

The Company issued common shares to a related party for services valued at $6 thousand and $5 thousand at September 30, 2003 and 2002, respectively.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the “Company” or “Global Med”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position at September 30, 2003 and the results of their operations for the three and nine months ended September 30, 2003 and 2002 have been included.

In November 2000, eBanker USA.com, Inc. (“eBanker”) and Global Med entered into a series of transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision International, Inc. (“eVision”). (See Note 2.) As of November 28, 2001, eBanker is controlled by Online Credit Limited (“Online Credit”).

The Company discontinued capitalizing costs related to SafeTrace Tx® on July 1, 2002, because the remaining period for amortizing software development costs was less than one year.

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

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission. The interim results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period of 2003 or for the year ending December 31, 2003.

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

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented. Diluted net loss per common share reflects the potential dilution of securities that could participate in the earnings unless their effect is antidilutive. Outstanding stock options, warrants and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Common share equivalents are excluded from the computation, as their effect would be antidilutive. For the three months ended September 30, 2003 and 2002 approximately 684 thousand and 2.2 million equivalent dilutive securities (primarily common stock options and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computation as

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (continued)

they are antidilutive. For the nine months ended September 30, 2003 and 2002, approximately 1.3 million and 5.5 million equivalent dilutive securities (primarily common stock options and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

Non-Cash Settlements

In April 2003, the Company signed an agreement with its SafeTrace Tx® development partner, The Institute for Transfusion Medicine (“ITXM”), related to ITXM’s purchase of certain software from the Company. In addition to certain cash consideration for the software purchase, ITXM agreed to relinquish any rights that ITXM had to existing and future royalties. As of April 2003, the Company owed ITXM approximately $121 thousand for royalties on the sale of SafeTrace Tx®. In addition, ITXM relinquished its right to receive future royalties on SafeTrace Tx® sales which were assessed at 4% of the net software license fee. ITXM, as part of this agreement, also relinquished the right to receive future upgrades and maintenance and support that were part of a January 1998 settlement agreement associated with the development of SafeTrace Tx®. The remaining value of these penalties as of the signing of the agreement was approximately $267 thousand and was previously included in deferred revenue. As a result, the Company recognized approximately $388 thousand in revenues as a result of the reduction in liabilities associated with the delivery of certain software to ITXM. Therefore, for the nine months ended September 30, 2003, approximately $388 thousand in revenues related to this non-cash consideration is included in the Company’s statement of operations.

In June 2003, the Company signed a settlement agreement (the “Settlement Agreement”) with Ortho Clinical Diagnostics, Inc. (“Ortho”), whereby by all of the Company’s outstanding obligations to and from Ortho were released. As a result, the Company was released from its obligation to provide Ortho with $500 thousand in software development work for which it had received payment from Ortho in 1997 as part of the exclusivity agreement the Company signed with Ortho in 1997. In addition, the Company was released from all other obligations to Ortho which included liabilities amounting to approximately $36 thousand for sales distribution commissions. For the nine months ended September 30, 2003, the Company recognized $500 thousand in revenues associated with this Settlement Agreement and Ortho’s waiver of its right to software development services and a reduction in sales and marketing expenses of $36 thousand associated with the release of the Company from its obligation to pay commissions to Ortho for prior sales. Therefore, for the nine months ended September 30, 2003, approximately $500 thousand in revenues related to this non-cash consideration is included in the Company’s statement of operations.

The Company’s Manufacturer’s Representative and Software Development Agreement (“OCD Agreement”) signed with Ortho during June 1999 expired in June 2003. The Company has no outstanding software development or marketing agreements with Ortho at the present time.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (continued)

Recently Issued Accounting Principles

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003 and the adoption did not have a material impact on its financial condition and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments be classified as liabilities in statements of financial position. The Company adopted SFAS No. 150 on July 1, 2003, and the adoption did not have a material impact on the financial statements of the Company.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation.

2. RELATED PARTIES

Global Med is financed primarily through lending arrangements with Global Med China & Asia Limited (“GMCAL”), a wholly-owned subsidiary of eBanker. Ownership of GMCAL was transferred to a subsidiary of TechCap Holdings LTD, an unrelated party, in November 2002. During the three months ended September 30, 2003, eBanker and TechCap agreed to unwind the transaction, with eBanker retaining ownership of GMCAL. These lending arrangements were originated by eBanker and transferred, along with eBanker’s ownership in Global Med, to GMCAL in October 2002. Until November 28, 2001, eBanker was a consolidated subsidiary of eVision. eVision is majority owned by Heng Fung Holdings Limited (“Heng Fung”) and its subsidiary, Online Credit. Currently, Online Credit and GMCAL are shareholders of Global Med. Until November 2001 and November 2002, eVision and eBanker through a subsidiary, respectively, were also shareholders of Global Med. Additionally, eVision and GMCAL each hold warrants to acquire 1 million and 11.186 million shares, respectively, of Global Med’s common stock with exercise prices that range from $0.25-$0.50 per share. As discussed further below and in the accompanying financial statements, in November 2000, eBanker and Global Med entered into a series of equity transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision effective November 2000.

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

During the nine months ended September 30, 2003 and 2002, eVision provided the Company with various accounting services for which the Company incurred $36 thousand and $72 thousand in general and administrative expenses, respectively. During the nine months ended September 30, 2003 and 2002, the Company incurred $365 thousand and $346 thousand, respectively, in interest charges from eBanker. For the nine months ended September 30, 2003, the Company incurred $18 thousand in interest charges on a note from a foreign subsidiary of eBanker. Interest charges of $6 thousand were incurred during the nine months ended September 30, 2002 from a foreign subsidiary of eBanker. As of September 30, 2003 and December 31, 2002, the Company had accrued liabilities consisting of accounting services expense in the amounts of $80 thousand and $44 thousand, respectively, to eVision. These amounts are included in accrued expenses in the accompanying balance sheets.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (continued)

As of June 21, 2002, the directors of the Company’s Board of Directors had approved borrowings to a related party totaling $370 thousand. During the year ended December 31, 2002, the Company’s Notes Receivable, related party balance, increased $290 thousand to a total of $370 thousand as a result of funds advanced in the form of promissory notes to this entity controlled by a, then, director of the Company, Jeff Busch. The notes bear interest at 12% per year and mature in 2006. During the year ended December 31, 2001, the Company had lent $80 thousand to this entity. In addition, the CEO and Chairman of Global Med, Michael I. Ruxin, was also on the board of directors of this entity controlled by Jeff Busch. Dr. Ruxin resigned as director of the related entity effective December 12, 2002. Jeff Busch resigned his position as a director of the Company and PeopleMed effective December 12, 2002. As a result, Jeff Busch and the entity controlled by Jeff Busch are no longer related parties of the Company. On March 10, 2003, the Company’s Board of Directors approved and subsequently funded additional borrowings to the entity controlled by Jeff Busch in the amount of $30 thousand. The outstanding note receivable balance as of September 30, 2003 was $400 thousand.

During the nine months ended September 30, 2002, the Company paid approximately $11 thousand to a company partially owned by an officer of the Company for tax-related work.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (continued)

The loan with eBanker is secured by all of Global Med’s assets including its shares in PeopleMed and the assets of PeopleMed.com, Inc., and Global Med, including intellectual property. As part of the November 19, 2000 Loan Agreement, the Personal Guarantee of Dr. Michael I. Ruxin, as dated August 12, 1998, and assigned to eBanker, was reduced from $1.5 million to $650 thousand plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets. As part of the November 19, 2000 Financing Agreement, Global Med agreed to register and maintain registration for all present and future shares including underlying warrants, belonging to eBanker. Global Med may file a registration statement for these shares and warrants in the near term.

On March 22, 2001, Global Med and eBanker entered into an interest payment option agreement that provided Global Med the option, with five days prior written notice, to elect and pay to eBanker, before July 1, 2001, Global Med’s entire interest payment calculated for the life of loan agreement dated November 19, 2000, in the form of 1.747 million shares of Global Med common stock (calculated at $0.6875 per share, which was the prevailing market price on March 22, 2001). In the event that Global Med paid down any principal on the loan prior to July 1, 2003, eBanker would return a number of shares determined by calculating the pro-rata interest avoided due to early repayment of principal divided by $0.6875 per share. eBanker was to make this calculation on July 1, 2001, July 1, 2002 and July 1, 2003. No shares were returned by eBanker.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (continued)

The Company used independent, third party consultants for estimating the fair value of the warrants to purchase 10.186 million shares of the Company’s common stock. The warrants were valued at $510 thousand. The Company recorded $510 thousand in deferred financing costs associated with the issuance of these warrants as of July 1, 2001. The Company ratably amortized the costs associated with these warrants over 24 months, the remaining life of the note payable as of July 1, 2001. The Company recognized approximately $128 thousand in financing costs related to the issuance of these warrants during the year ended December 31, 2001, and $255 thousand in financing costs related to the issuance of these warrants during the year ended December 31, 2002. For the three and nine months ended September 30, 2003, the Company recognized $63 thousand and $127 thousand in financing costs. As of September 30, 2003, all of the Company’s deferred financing costs were fully amortized.

In June, 2002, the Company entered into a agreement whereby Global Med International Holdings Limited (“GMIHL”), a related foreign entity owned by eBanker, advanced $200 thousand to the Company in the form of a note payable (the “Note”). The Note was due on July 1, 2003 and bore no interest through July 1, 2003. In lieu of interest, the Note holder received the following consideration:

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

o

GMIHL received exclusive marketing rights for a period of 36 months to certain Asian Countries. These rights survive the repayment of the Note. These rights continue for an additional 36 months if certain revenue commitments are achieved during the initial 36-month period. For each 36- month period thereafter, these commitments will be extended for an additional 36 months if certain additional commitments are received. The Note acknowledges that the exclusive marketing rights granted under the Note contain exceptions for certain countries for which there were marketing agreements in place as of the effective date of the Note.

In the absence of a stated interest rate on this note, an interest rate of 12% has been imputed to this Note. In addition, the value of the exclusivity agreement was deemed to be $24 thousand, the same amount as the imputed interest over the life of the loan. The value of the exclusivity agreement is being amortized ratably over the 36-month exclusivity period.

On October 29, 2003, eBanker and Global Med entered into an extension agreement for the $200,000 loan and promissory note dated June 18, 2002 due July 1, 2003. The principal loan amount of $200,000 is extended and now due and payable on January 1, 2004 with interest accruing from July 1, 2003 to January 1, 2004 (Extension Period) at 12% per annum. Interest for the Extension Period is payable on July 1, 2004. All other terms and conditions remain in affect.

At September 30, 2003, principal of $3.829 million, was outstanding under the terms of the financing agreement between GMCAL and Global Med. At December 31, 2002, principal of $3.829 million, and $221 thousand in a contra equity account associated with the issuance of shares for prepaid interest were outstanding under the terms of the financing agreement. At September 30, 2003, principal of $200 thousand was outstanding under a financing agreement between GMIHL and Global Med.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (continued)

On April 7, 2003, GMCAL and Global Med entered into an agreement to extend the repayment date of the $3.829 million loan from July 1, 2003 to January 1, 2004. As part of the November 19, 2000 Loan Agreement, there exists a personal guarantee of Dr. Michael I. Ruxin, CEO and Chairman of the Board of Directors, up to $650 thousand plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets and remains in full force and effect. In consideration for the extension, Global Med agreed to pay GMCAL a fee of $287 thousand which includes the extension fee and all interest due for the period from July 1, 2003 to January 1, 2004. Global Med has paid GMCAL $200 thousand of the $287 thousand extension fee and the remaining $87 thousand of the extension fee and interest is due January 1, 2004. The extension fee increased the annual interest rate on the loan from 12% to 15%, effective July 1, 2003.

4. PEOPLEMED

During 1999, Global Med formed a subsidiary, PeopleMed, a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients.

This application allows doctors and other medical employees access to a patient’s history. The remaining 17% of PeopleMed is owned by third parties and certain officers and directors of Global Med and PeopleMed. There is no minority interest reflected in the September 30, 2003 or December 31, 2002 balance sheets because PeopleMed had a stockholders’ deficit at those dates.

5. STOCKHOLDERS’ DEFICIT

Stock Compensation

In 2000, the Company authorized the issuance of 35 thousand shares to an officer of the Company. Of the 35 thousand authorized shares, 21 thousand had been issued as of September 30, 2003. The remaining shares will be issued at a rate of 7 thousand per year as they are earned. During the nine months ended September 30, 2003, the Company recognized approximately $6 thousand in compensation expense in the statements of operations related to the vesting of these shares.

At September 30, 2003 the Company has several stock-based compensation plans. The Company has adopted the “disclosure method’ provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted under SFAS No. 123, the Company continues to account for stock-based compensation for awards to employees under the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees.” Stock based compensation paid to consultants and other non-employees is accounted for at fair value under the provisions of SFAS No. 123. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation--Transition and Disclosure” (SFAS 148), which provides for alternative methods to transition to the fair value method of accounting for stock options in accordance with provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation.” In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net loss and earnings per share in annual and interim financial statements. The Company adopted the annual disclosure provisions of SFAS 148 in the financial statements for the nine months ended September 30, 2003 and 2002. The transition provisions of SFAS 148 are currently not applicable to us as we continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (continued)

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s pro forma amounts would have been as indicated:

	Nine Months Ended September 30,
	2003	2002
Net loss as reported	$ (401,000)	$ (537,000)
Pro forma net loss under SFAS 123	(1,347,000)	(744,000)
Net income (loss) per share as reported	(0.02)	(0.02)
Pro forma net loss per share under SFAS 123	(0.05)	(0.03)
Assumptions:
Dividend Yield	--	--
Volatility factor	351%	326%
Risk free interest rate	3.03%	4.39%
Expected Life of Option (in years)	6.9	8.4

The estimated fair value of the total options granted during the nine months ended September 30, 2003 and 2002 was $35 thousand and $148 thousand, respectively.

Issuance of Warrants

On July 1, 2001, eBanker received the right to 10.186 million warrants for the purchase of the Company's common stock at $0.50 per share. The warrants were issued in accordance with the terms of the November 19, 2000 Financing Agreement between the Company and eBanker. The number of warrants issued was calculated based on the outstanding principal balance on the Company's loan with eBanker as of July 1, 2001. The warrants expire on July 1, 2011. In accordance with the terms of the November 2000 financing agreement between the Company and eBanker, the Company is obligated to register and maintain current registration on the shares, underlying the warrants, for resale under the Securities Act of 1933 ("1933 Act"). The Company has not yet registered the shares underlying these warrants. The Company used independent, third party consultants for estimating the fair value of the warrants to purchase 10.186 million shares of the Company's common stock. The warrants were valued at $510 thousand. The Company recorded $510 thousand in deferred financing costs associated with the issuance of these warrants as of July 1, 2001. The Company ratably amortized the costs associated with these warrants over 24 months, the remaining life of the note payable as of July 1, 2001. The Company recognized approximately $127 thousand and $191 thousand, respectively, in financing costs related to the issuance of these warrants for the nine months ended September 30, 2003 and 2002.

Issuance of Common Stock Options

In June 2003, the Company's Board of Directors approved the 2003 Stock Option Plan ("2003 Plan"). The 2003 Plan provides for the issuance of stock options exercisable to purchase up to 5 million shares of the Company's common stock to employees, officers, directors and consultants. The Board of Directors also approved the inclusion of options to purchase 4,766,500 shares under the 2003 Plan that were issued to such persons prior to the adoption of the 2003 Plan and lacked registration rights. Although approved by the Board, the Company has not yet filed a Form S-8 registration statement to register the 5 million shares issuable under the 2003 Plan. The range of the exercise prices of the 4,766,500 options is $0.56 to $2.50 per share. The weighted- average exercise price of these options is $0.74 per share.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (continued)

In June 2003, the Board of Directors authorized an amendment to the 2001 Plan (“2001 Plan”) reducing the number of common shares reserved and authorized for issuance by 5 million. Effective in June 2003, the total number of common shares approved for issuance under the 2001 Plan as authorized by the Board is reduced from 15 million to 10 million. The Company has not yet filed an amendment to the existing FormS-8 registration statement to effect this change.

For the nine months ended September 30, 2002, the Company incurred approximately $3 thousand in costs associated with the issuance of stock. These costs were netted against the proceeds.

During the nine months ended September 30, 2003 and 2002, the Company issued 20 thousand and 250 thousand incentive stock options, respectively, to employees under the 2001 Stock Option Plan. The weighted average exercise price for these options was $0.45 per share for the nine months ended September 30, 2003 and $0.52 for the comparable period in 2002. The Company also issued non qualified stock options during the nine months ended September 30, 2003 and 2002 of 48 thousand and 25 thousand, respectively. The weighted average exercise price for the nine months ended September 30, 2003 and 2002 was $0.76 and $0.69, respectively.

6. BUSINESS SEGMENT INFORMATION

The Company classifies its products into two core business segments: the Wyndgate Division (“Wyndgate”) and PeopleMed. Wyndgate develops, markets and supports blood tracking systems to assist community blood centers, hospitals, plasma centers and outpatient clinics in the U.S. in complying with the quality and safety standards of the FDA for the collection, transfusion, and management of blood and blood products. PeopleMed offers chronic disease management as an Application Service Provider ("ASP"). PeopleMed's systems use the Internet to coordinate sources and users of a patient's clinical information, including laboratory, pharmacy, primary and specialty care providers, claims, and medical records. The following presents segment information for the Company for the nine months ended September 30, 2003 and 2002:

Nine Months Ended September 30, 2003 (In thousands)
	Wyndgate Division	PeopleMed	TOTAL
Revenues	$ 4,670	$ 427	$ 5,097

Income from operations
before other income (expenses)	$ 85	$ 20	$ 105
Interest income	4	--	4
Interest expense	(383)	--	(383)
Amortization of financing costs	(127)	--	(127)

Net income (loss)	$ (421)	$ 20	$ (401)

Depreciation and amortization	$ 287	$ 42	$ 329

Capital expenditures	$ 44	--	$ 44

Identifiable assets as of
September 30, 2003	$ 1,832	$ 339	$ 2,171

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (continued)

Nine Months Ended September 30, 2002 (In thousands)
	Wyndgate Division	PeopleMed	TOTAL
Revenues	$ 4,363	$ 475	$ 4,838

Income (loss) from operations
before other income (expenses)	$ 46	$ (36)	$ 10
Interest income	5	--	5
Interest expense	(361)	--	(361)
Amortization of financing costs	(191)	--	(191)

Net loss	$ (501)	$ (36)	$ (537)

Depreciation and amortization	$ 447	$ 38	$ 485

Capital expenditures	$ 160	$ 10	$ 170

Identifiable assets as of
September 30, 2002
	$ 2,451	$ 446	$ 2,897

20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Global Med Technologies, Inc. and its subsidiary (the “Company” or “Global Med”), designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. Revenues for the Company’s Wyndgate division are derived from the licensing of software, the provision of consulting and other value-added support services. Revenues for the Company’s subsidiary, PeopleMed.com, Inc. (“PeopleMed”), are derived, generally, from providing ASP services. The Company operates in two segments.

The following discussion of the Company’s results of operations and of its liquidity and capital resources is derived from and should be read in conjunction with the unaudited financial statements and the related notes to the financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended September 30, 2003 decreased by $146 thousand or 10.3% when compared with the same three month period in 2002. The decrease for the three months ended September 30, 2003 was due primarily to decreases in PeopleMed revenues of $118 thousand and a decrease in implementation services revenues of $92 thousand. These decreases were partially offset by an increase in maintenance revenues of $53 thousand and an increase in software license fees of $40 thousand. The increase in maintenance revenues during 2003 represented a 6.6% increase from the prior comparable period.

Cost of revenue. Cost of revenues decreased $50 thousand to $564 thousand for the three months ended September 30, 2003. Cost of revenue as a percentage of total revenues was 44.1% and 43.1% for the three months ended September 30, 2003 and 2002, respectively.

Gross profit. Gross profit as a percentage of total revenue was 55.9% and 56.9% for the three months ended September 30, 2003 and 2002, respectively.

General and administrative. General and administrative expenses increased $21 thousand or 4.1%, for the three months ended September 30, 2003 compared to the same three months in 2002. The primary reason for the increase was an increase in payroll-related costs.

Sales and marketing. For the three months ended September 30, 2003, sales and marketing expenses decreased $34 thousand or 8.9%, compared with the same period in 2002. The primary reasons for the decrease were reductions in hiring expenses of $15 thousand, a reduction in travel expenses of $9 thousand, a reduction in advertising expenses of $10 thousand, a reduction in contract services of $18 thousand, offset by an increase in payroll-related costs of $29 thousand.

Research and development. Research and development expenses increased $6 thousand or 3.8%, for the three months ended September 30, 2003 compared to the same three months in 2002.

Financing costs. Financing costs decreased $63 thousand for the three month period ended September 30, 2003 when compared with the same period for 2002. The decrease was due to the fact that the Company had amortized all of the existing financing costs as of June 30, 2003.

Interest expense. Interest expense increased for the three months ended September 30, 2003 to $150 thousand compared to $119 thousand for the comparable period in 2002. The primary reason for the increase was related to the increase in the interest rate on the Company’s $3.829 million related party debt from 12% to 15%. The interest rate increase was effective July 1, 2003.

Net loss. The Company’s net loss for the three months ended September 30, 2003 and 2002 was $468 thousand and $410 thousand, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues. Revenues for the nine months ended September 2003, increased $259 thousand or 5.3% when compared to the comparable period in 2002.

The increase for the nine months ended September 30, 2003 was due primarily to an increase in software license fees of $368 thousand, an increase in maintenance revenues of $153 thousand, offset by decreases in implementation and consulting services revenues of $197 thousand and a decrease in PeopleMed revenues of $49 thousand when compared with the same period for 2002. Of the $368 thousand increase in software license fees, $388 thousand related to non-cash consideration in the form of a reduction of liabilities the Company owed to a customer. See footnote 1 of the financial statements for further discussion. During the nine months ended September 30, 2003 and 2002, the Company recognized $300 thousand and $0, respectively, in PeopleMed revenues associated with termination of a customer’s significant contract with PeopleMed. Included in implementation and consulting services revenues for the nine months ended September 30, 2003 was other revenues of $500 thousand related to a non-cash settlement agreement between the Company and one of its marketing partners whereby the Company was released from its obligation to perform additional services in accordance with the terms of prior agreements. See footnote 1 in the financial statements for further discussion.

Cost of revenue. Cost of revenue as a percentage of total revenues was 38.6% and 40.5% for the nine months ended September 30, 2003 and 2002, respectively. when compared with the nine months ended September 30, 2002.

Gross profit. Gross profit increased $250 thousand to $3.131 million for the nine months ended September 30, 2003 when compared with the nine months ended September 30, 2002. The increase in gross profit was due primarily to an increase in revenues.

General and administrative. For the nine months ended September 30, 2003, general and Administrative expenses increased $45 thousand to $1.532 million, compared with the same period in 2002. The increase for the nine months ended September 30, 2003 was due primarily to an increase payroll-related costs of $122 thousand, an increase in contract services costs of $38 thousand, offset by decreases in legal costs of $28 thousand, a decrease in accounting costs of $37 thousand, and a decrease in bad debt expense of $33 thousand, and a decrease in overhead allocations of $26 thousand. The increased legal costs for the comparable period in 2002 related to the filing of the Company’s proxy statement during that period, with no similar filing during 2003. The reduction in accounting fees was associated with the reduction in expenses associated with services eVision provides to the Company.

Sales and marketing. For the nine months ended September 30, 2003, sales and marketing expenses increased $25 thousand or 2.5%, when compared with the nine month period ended September 30, 2002.

Research and development. For the nine months ended September 30, 2003, research and development expenses increased $85 thousand to $435 thousand, when compared with the same period for 2002. The primary reason for the increase relates to labor-related expenses.

Financing costs. Financing costs decreased $64 thousand for the nine month period ended September 30, 2003 when compared with the same period for 2002. As of June 30, 2003, the Company had amortized all deferred financing costs.

Interest expense. Interest expense increased for the nine months ended September 30, 2003 to $383 thousand compared to $361 thousand for the same nine month period in 2002. The primary reason for the increase was the increase in the interest rate on the Company’s $3.829 million related party debt from 12% to 15%. The interest rate increase was effective July 1, 2003.

Net loss. The Company’s net loss for the nine months ended September 30, 2003 and 2002 was $401 thousand and $537 thousand, respectively.

In June 2003, the Company entered into a non-exclusive marketing and support agreement with Misys Hospital Systems, Inc. (“Misys”). In the Agreement, the Company granted to MISYS the non-exclusive and non-transferable worldwide rights, excluding the African continent and the following countries; India, Indonesia, Bangladesh, Burma, Cambodia, Laos, Malaysia, Mongolia, Nepal, North Korea, Philippines, Singapore, Shri Lanka, South Korea, Taiwan, Thailand, Vietnam, China (including Hong Kong and Macau); non-exclusive and non-transerable right to market, promote, endorse and assist Wyndgate in the sale and license of its blood donor product, SafeTrace®, to Misys clients. The Company maintains all responsibilities for the licensure, delivery, installation, warranty or support between Wyndgate and the Licensee for all contracts facilitated under the terms of this agreement. The Company will pay a commission to Misys based on the software license fee for each sale Misys has facilitated. The initial term of the agreement is for one year from the signing date of this agreement with successive one-year terms if neither party gives written notice of termination.

On September 2, 2003, Global Med entered into a Value Added Marketing Agreement (“McKesson Agreement”) with McKesson Information Solutions, LLC, a division of McKesson Corporation, to provide Wyndgate’s SafeTrace Tx® (the “Software”) advanced transfusion management system as Horizon Blood Bank™, as a privately-labeled (OEM) module to be separately licensed with McKesson’s Horizon Lab™ solution. Horizon Blood Bank serves as a tool to help organizations improve patient safety by automating the management and tracking of patient transfusion services. McKesson Information Solutions’ products are in use in over 2,000 hospitals throughout the United States.

The McKesson Agreement grants McKesson the right to privately brand SafeTrace Tx in the United States, Canada, and Mexico. The McKesson Agreement also grants McKesson rights to market the Software to McKesson’s hospital information system, clinical systems and ancillary systems customers. This Agreement does not prevent Wyndgate from pursing sales opportunities through its existing channel partner base as provided and/or required by those agreements. Wyndgate is not required and will not inform McKesson of the opportunities brought to Wyndgate by its channel partners.

The Agreement requires Wyndgate and McKesson to integrate certain aspects of their respective software products. Wyndgate and McKesson have agreed that certain aspects of their joint software development will be unique to one another, and not available to any other channel partner or non-McKesson customers. In light of these grants of exclusivity, McKesson has agreed to certain revenue commitments in order to maintain their marketing rights in terms of the increased software product functionality. The revenue commitments include software license fees, implementation services fees, and maintenance fees.

In the event that McKesson is unable to meet certain revenue commitments, McKesson has the right to purchase prepaid license fees from Wyndgate in order to maintain its marketing rights.

In the Agreement, Wyndgate has agreed to notify McKesson, as soon as reasonably possible, if any entity makes a proposal to acquire a majority share in, or full ownership of, Global Med or the Software. McKesson would have the right within ten (10) days to also make an offer after receipt of such notice. Global Med has no obligation to accept such offer.

The Agreement grants McKesson the right to participate in meetings that relate to future development of the Software. Wyndgate is required to provide frequent and timely communications on the path of the Software. Wyndgate and McKesson have agreed to certain enhancements to the Software.

The McKesson Agreement provides for McKesson to pay Wyndgate certain fees for the licensing of the Software, performance of implementation and maintenance services by Wyndgate for McKesson’s customers using the Software.

Certain terms of the McKesson Agreement are not provided because they are proprietary in nature and are subject to confidentiality and non-disclosure provisions under the Agreement.

The initial term of the McKesson Agreement is for five (5) years with automatic one (1) year renewals if neither party gives notice of termination.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1.069 million as of September 30, 2003 compared to $1.007 million at December 31, 2002, none of which was restricted.

The Company had a net working capital deficit of $5.176 million as of September 30, 2003 and $827 thousand at December 31, 2002. The primary reason for the increase in the working capital deficit relates to the reclassification of the $3.829 financing agreement from long-term to current from December 31, 2002 to September 30, 2003. On April 7, 2003, GMCAL and Global Med entered into an agreement to extend the repayment date of the $3.829 million loan from July 1, 2003 to January 1, 2004. As part of the November 19, 2000 Loan Agreement, there exists a personal guarantee of Dr. Michael I. Ruxin, CEO and Chairman of the Board of Directors, up to $650 thousand plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets and remains in full force and effect. In consideration for the extension, Global Med agreed to pay GMCAL a fee of $287 thousand which includes the extension fee and all interest due for the period from July 1, 2003 to January 1, 2004. Global Med has paid GMCAL $200 thousand of the $287 thousand extension fee and the remaining $87 thousand of the extension fee and interest is due January 1, 2004. The extension fee increased the annual interest rate on the loan from 12% to 15%, effective July 1, 2003.

On October 29, 2003, eBanker and Global Med entered into an extension agreement for the $200,000 loan and promissory note dated June 18, 2002 due July 1, 2003. The principal loan amount of $200,000 is extended and now due and payable on January 1, 2004 with interest accruing from July 1, 2003 to January 1, 2004 (Extension Period) at 12% per annum. Interest for the Extension Period is payable on July 1, 2004. All other terms and conditions remain in affect.

At September 30, 2003, principal of $3.829 million, was outstanding under the terms of the financing agreement between GMCAL and Global Med. At December 31, 2002, principal of $3.829 million, and $221 thousand in a contra equity account associated with the issuance of shares for prepaid interest were outstanding under the terms of the financing agreement. At September 30, 2003, principal of $200 thousand was outstanding under financing agreement between GMIHL and Global Med.

The Company generated $95 thousand in net cash from operating activities during the nine months ended September 30, 2003. The cash provided by operations for the nine months ended September 30, 2003 consisted primarily of the net loss of $401 thousand, changes in operating assets and liabilities of $709 thousand, net of uses of cash from other operating activities of $213 thousand, which included $924 thousand in non-cash settlements.

Net cash used in investing activities was $33 thousand during the nine months ended September 30, 2003 compared to $365 thousand during the same period of 2002. The decline in investing activity was primarily due to a decrease of $126 thousand in purchases of equipment and due to a decrease of $190 thousand in notes receivable issued during the nine months ended September 30, 2002 versus the comparable period ended September 30, 2003.

Net cash provided by financing activities during the nine months ended September 30, 2003 was $0 thousand, compared to net cash provided by financing activities of $241 thousand during the nine months ended September 30, 2002. During the nine months ended September 30, 2002, the Company received $97 thousand from equity issuances, $200 thousand from loans from a related party, offset by $56 thousand in principal payments on outstanding capital leases.

The Company had an accumulated deficit of $39.245 million as of September 30, 2003. The Company believes that cash flows from the Company’s existing customer base, new sales, and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months excluding acquisitions, major new product development initiatives and amounts due under financing agreements with related parties. Management anticipates that the cash, accounts receivable balances, recurring revenues, proceeds from the sale of common stock, and any future financing activities will be used to fund the Company’s anticipated research and development costs, sales and marketing efforts during the remainder of 2003 and for general working capital purposes. The Company continues to pursue financing alternatives through the issuance of additional equity or debt and believes that it may be able to renegotiate the terms of its $4.029 million related parties financing agreements. However, renegotiation of the $4.029 million related parties financing agreements cannot be assured. In which case, the Company anticipates it would not be able to meet its cash flow requirements without additional financing.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003. The adoption of this statement by the Company did not have a material impact on its financial condition and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments be classified as liabilities in statements of financial position. The Company adopted SFAS No. 150 on July 1, 2003, and the adoption did not have a material impact on the financials statements of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk as it relates to Global Med generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates. Global Med is exposed to interest rate risk in its convertible notes payable. Interest rate risk results when the market rate of the debt instruments decreases for convertible notes payable. All of the Company’s outstanding debt is with related parties that are a subsidiary of Global Med’s parent Company. The Company attempts to reduce interest rate risk by negotiating terms on its debt with eBanker that are consistent with current market rates. As a result of Global Med’s relationship with its parent companies and subsidiaries, the terms of the financing agreement may not be indicative of those that would have resulted if Global Med were unaffiliated with these entities.

Sensitivity analyses were performed to determine how market rate changes would affect the fair value of our debt. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. A one-percentage point change in interest rates on our debt as of September 30, 2003 would change our annual pre-tax income annual results by approximately $40 thousand. The stated interest rate on our debt, exclusive of financing charges, is 12%, and for the period from July 1, 2003 to January 1, 2004, the effective interest rate is 15% based on the terms of the April 7, 2003 financing amendment. Hypothetically, if the interest rate on this debt were subject to fluctuations with the market and the market interest rate was 16%, Global Med’s pre-tax income would decrease approximately $40 thousand per year. Conversely, if Global’s debt were subject to market fluctuations and the market interest rate was 14%, the Company’s pre-tax income would increase approximately $40 thousand. In addition, each subsequent increase or decrease in the interest rate of 1% would change pre-tax income by an additional $40 thousand.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Acting Principal Financial and Accounting Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within ninety days prior to the filing date of this quarterly report. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Chief Executive Officer and Acting Principal Financial and Accounting Officer and Treasurer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that they are provided with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified, and therefore no material corrective actions were taken.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated.

Item 2. Changes in Securities

None

Item 4. Submission of matters to a vote of security holders

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Certification by the Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, U.S.C. 7241.

31.2	Certification by Acting Principal Financial and Accounting Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, U.S.C. 7241.

32.1	Certification by the Chairman of the Board and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by the Acting Principal Financial and Accounting Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) A Form 8-K was filed by the Company on August 14, 2003 announcing financial results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC. a Colorado Corporation

Date: November 19, 2003	By: /s/ Michael I. Ruxin Michael I. Ruxin, M.D., Chairman of the Board and Chief Executive Officer

Date: November 19, 2003	By: /s/ Gary L. Cook Gary L. Cook, Director, Acting Principal Financial and Accounting Officer and Treasurer