Form 10-K
period 2003-12-31
GLOBAL MED TECHNOLOGIES INC
filed 2004-04-14
CIK 1009463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2003

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

Yes    [  ]       No   [X]

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

Aggregate market value of voting stock held by non-affiliates as of April 13, 2004; $5,534,300 based on the closing bid price of $0.46 per share as of that date. Shares of common stock, $.01 par value, outstanding as of April 13, 2004: 24,552,296.

Documents incorporated by reference: See Part IV, Item 15(a), and “EXHIBIT INDEX” on page 42 for a listing of documents incorporated by reference into this Annual Report on FORM 10-K.

GLOBAL MED TECHNOLOGIES, INC.
FORM 10-K
DECEMBER 31, 2003

TABLE OF CONTENTS

PART I

Item		Page
1.	Business	3
2.	Properties	12
3.	Legal Proceedings	12
4.	Submission of Matters to a Vote of Security Holders	12

PART II

5.	Market for Registrant’s Common Equity and Related Stockholder Matters	13
6.	Selected Financial Data	15
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
7A.	Quantitative and Qualitative Disclosures About Market Risk	28
8.	Financial Statements and Supplementary Data	28
9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	28
9A.	Controls and Procedures	28

PART III

10.	Directors and Executive Officers of the Registrant	29
11.	Executive Compensation	32
12.	Security Ownership of Certain Beneficial Owners and Management	35
13.	Certain Relationships and Related Transactions	38
14.	Principal Accountant Fees and Services	39

PART IV

15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K	40
	SIGNATURES	41

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Global Med Technologies, Inc. was organized under the laws of the State of Colorado in December 1989.

In 1995, Global Med Technologies, Inc. merged with the Wyndgate Group, Inc. (“Wyndgate”). Wyndgate operates as a division of Global Med Technologies, Inc. and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities.

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

RELATED PARTIES

Global Med is financed primarily through lending arrangements with Global Med International Limited (“GMIL”). These lending arrangements were originated by eBanker USA.com, Inc. (“eBanker”), transferred, along with eBanker’s ownership in Global Med, to Global Med China Asia Limited (“GMCAL”) in October 2002, and then the lending arrangements were transferred to GMIL in September 2003. Until November 28, 2001, eBanker was a consolidated subsidiary of eVision International, Inc. (“eVision”). eVision is 10.4% owned by Heng Fung Holdings Limited (“Heng Fung”) and its subsidiaries, Online Credit Limited (“Online Credit”) and Heng Fung Singapore Pte. Limited. Currently, GMCAL is a shareholder of Global Med. Until November 2001, eVision was also a shareholder of Global Med. eBanker through its subsidiary, GMCAL, is a shareholder of Global Med. Additionally, eVision and GMCAL each hold warrants to acquire 1 million and 11.186 million shares, respectively, of Global Med’s common stock with exercise prices that range from $0.25-$0.50 per share. As discussed further below and in the accompanying financial statements, in November 2000, eBanker and Global Med entered into a series of equity transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision effective November 2000.

On November 28, 2001, the shareholders of eVision approved a transaction which transferred certain of the assets of eVision to Online Credit as satisfaction of the certain obligations eVision had with Online Credit. As a result, all of Global Med’s common shares held by eVision and all eBanker’s common sharesand warrants held by eVision were transferred to Online Credit. Consequently, as of November 28, 2001, Global Med remained a consolidated entity of eBanker for accounting purposes; however, eBanker was then directly controlled by Online Credit instead of eVision.

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

Wyndgate began development of a blood tracking system called Safe Trace® to assist community blood centers, hospitals, plasma centers and outpatient clinics in the U.S. in complying with the quality and safety standards of the Food and Drug Administration (“FDA”) for the collection and management of blood and blood products.

The Company has two main products in its Wyndgate division: SafeTrace and SafeTrace Tx, a transfusion management information system that is designed to be used by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. SafeTrace Tx provides electronic cross-matching capabilities to help insure blood compatibility with patient-recipients and will track, inventory, bill and document all activities with blood products from the time blood products are received in inventory to the time the blood products are used or returned to blood centers. SafeTrace Tx complements SafeTrace, because the combined SafeTrace Tx and SafeTrace software system is now able to integrate hospitals with blood centers and provide a “vein-to-vein”™ tracking of the blood supply. Safe Trace Tx received FDA clearance on January 29, 1999.

The Company continues to concentrate its development efforts on enhancements to its existing SafeTrace blood bank product and SafeTrace Tx. The FDA has cleared both products for sale in the United States. See the statement of operations and section “SOFTWARE DEVELOPMENT COSTS” in Note 1 in the accompanying consolidated financial statements.

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

All of the Company’s revenues were generated from providing products and services to end users located throughout the United States and Puerto Rico.

Competition

Currently, the Company is aware of two primary competitors to its SafeTrace software product: MAK-SYSTEM Corp. in France, and MEDIWARE INFORMATION SYSTEMS, Inc. in the United States. There are four primary competitors in the United States to its SafeTrace Tx product, Misys plc., MEDIWARE Information Systems, Inc., SCC Soft Computer and Cerner Corp. Some of these competitors are larger and have greater resources than the Company.

The Company believes it is able to compete on the basis of the capabilities of the technology currently available in SafeTrace and SafeTrace Tx.

Dependence on Major Customers

As of March 15, 2004,the Company, through its Wyndgate division, had 34 SafeTrace customers and 68 SafeTrace Tx customers with approximately 128 sites in the United States. It intends to continue to target domestic and international blood centers, plasma centers and hospital donor and transfusion centers.

During 2003, the Company had one customer, the Institute for Transfusion Medicine, that accounted for 10.4%, or $677 thousand of the Company’s revenues.

During the year ended December 31, 2002, the Company had one customer that accounted for 15.4%, or $1.022 million, of the Company’s revenues. Of the $1.022 million in revenues, $500 thousand was attributable to the customer terminating a five-year contract with PeopleMed. See Note 1 of the consolidated financial statements for discussion. During the year ended December 31, 2001 there were no customers accounting for more than 10% of revenues.

ROYALTY AND COMMISSION AGREEMENTS

The Royalty Group. Pursuant to a development agreement between Wyndgate and the Royalty Group, Wyndgate developed SafeTrace and must make royalty payments to the Royalty Group based on a percentage of Wyndgate’s SafeTrace license fees collected, measured by cash received from SafeTrace licensees, net of certain fees and charges. The royalty schedule is based upon the first date of SafeTrace license invoicing, which was September 14, 1995. The royalty amounts are computed as a percentage of software license fees collected. For the years ended December 31, 2003, 2002, and 2001, the Company expensed $6 thousand, $12 thousand, and $46 thousand, respectively, and are included in the cost of revenues in the statement of operations. The Company has accrued but not paid any royalties for the years ended December 31, 2003, 2002, or 2001. As of December 31, 2003, the outstanding royalty obligation was approximately $123 thousand.

The Institute for Transfusion Medicine. Pursuant to a development agreement between Wyndgate and The Institute for Transfusion Medicine (“ITXM”), Wyndgate developed SafeTrace Tx agreed to make royalty payments to ITXM, based on a percentage of Wyndgate’s SafeTrace Tx license fees paid. The royalty amounts are computed as a percentage of net software license fees. The Company did not pay any royalties for the years ended December 31, 2003, 2002 or 2001. In April 2003, Wyndgate signed an agreement with ITXM whereby ITXM waived its rights to payment for all future and past royalties. See Note 1 of the consolidated financial statements for further discussion.

Ortho–Clinical Diagnostics, Inc. In 1996, the Company entered into an Exclusivity and Software Development Agreement (the “Exclusivity Agreement”) with Ortho-Clinical Diagnostics, Inc. (“OCD”), successor to Ortho Diagnostic Systems Inc., a wholly owned subsidiary of Johnson & Johnson. The Exclusivity Agreement provided OCD the exclusive right to negotiate with the Company with respect to the Company’s activities and developments in information technology and intellectual property relating to donor and transfusion medicine. In connection with this agreement, the Company received $500 thousand in 1996, which was recorded as deferred revenue, because the services to be provided to OCD in conjunction with the receipt of this cash had not yet been provided.

In May 1997, the Company received a request from OCD to continue its evaluation of the Company’s technology, on a non-exclusive basis, with the intent of responding to the Company by July 14, 1997 regarding whether or not OCD would propose some form of transaction with the Company. The Company received an additional $500 thousand from OCD during 1997 which was recorded as deferred revenue until the Company provided the software development services as defined in the Exclusivity Agreement. The Company finalized the Manufacturer’s Representative and Software Development Agreement (“OCD Agreement”) during June 1999 making OCD the exclusive in-vitro diagnostics manufacturer’s representative for the SafeTrace Tx product in defined territories around the world. The total of $1 million was included in deferred revenue as of December 31, 1998. The Company recognized $500 thousand ratably over the term of the 22 month contract which ended in June of 2001. The Company recognized the remaining portion of the deferred revenue in the amount of $500 thousand in June 2003 in conjunction with a Settlement Agreement with Ortho.

In June 2003, the Company signed a settlement agreement (the “Settlement Agreement”) with Ortho Clinical Diagnostics, Inc. (“Ortho”), whereby all of the Company’s outstanding obligations to and from Ortho were released. As a result, the Company was released from its obligation to provide Ortho with $500 thousand in software development work for which it had received payment from Ortho in 1997 as part of the exclusivity agreement the Company signed with Ortho in 1997.

In addition, the Company was released from all other obligations to Ortho which included liabilities amounting to approximately $36 thousand for sales distribution commissions. For the year ended December 31, 2003, the Company recognized $500 thousand in revenues associated with the Settlement Agreement and Ortho’s waiver of its right to software development services. In addition, the Company reduced sales and marketing expenses by $36 thousand as a result the release of the Company from its obligation to pay commissions to Ortho for prior sales.

The OCD Agreement was signed with Ortho during June 1999 expired in June 2003. The Company has no outstanding software development or marketing agreements with Ortho at the present time.

Siemens Medical Solutions Health Services Corporation. During September of 1999, the Company entered into a non-exclusive marketing and support agreement with Shared Medical Systems Corporation (“SMS”). Under this agreement, SMS will market the Company’s blood bank products on a preferred basis. The Company will pay a commission to SMS based on the software license fee for each sale SMS has facilitated. The initial term of the agreement was for three years from the signing date of this agreement. This agreement was automatically renewed and is still in effect.

Sysmex Infosystems America, Inc. During 2000, the Company entered into a non-exclusive marketing and support agreement with Sysmex Infosystems America, Inc. (“SIA”). Under this agreement, SIA will market the Company’s blood bank products on a preferred basis. The Company will pay a commission to SIA based on the software license fee for each sale SIA has facilitated. This agreement was automatically renewed and is still in effect.

Triple G Systems Group, Inc. During 2000, the Company entered into a non-exclusive marketing and support agreement (the “Non-Exclusive Agreement #2”) with Triple G Systems Group, Inc. (“Triple G”). Triple G, under the Non-Exclusive Agreement #2, will market the Company’s SafeTrace Tx products on a preferred basis. The Company will pay to Triple G a commission based on a percentage of the software license fee that Triple G facilitates through their marketing efforts. This agreement was automatically renewed and is still in effect.

National Jewish Medical and Research Center. In November 2000, the Company, through its PeopleMed subsidiary, entered into a development and non-exclusive Marketing Agreement with National Jewish Medical and Research Center (“National Jewish”). Under the terms of this agreement, the Company will pay National Jewish a royalty for all sales of PeopleMed’s products that use National Jewish’s protocols. In addition, in February 2002, PeopleMed signed a Sales and Marketing Agreement with National Jewish, whereby National Jewish will be paid a commission for sales of PeopleMed’s products facilitated by National Jewish. The initial term of this agreement expired and this agreement has been automatically renewed.

Cardiovascular Disease Management, LLC. In May 2001, the Company, through its PeopleMed subsidiary, entered into a development and non-exclusive marketing agreement with Cardiovascular Disease Management (“CVDM”). Under the terms of this agreement, the Company will pay CVDM a royalty for all sales of PeopleMed’s products that use CVDM’s protocols.

Misys Hospital Systems, Inc. In June 2003, the Company entered into a non-exclusive marketing and support agreement with Misys Hospital Systems, Inc. (“Misys”). In the Agreement, the Company granted to Misys the non-exclusive and non-transferable worldwide rights, excluding the African continent and the following countries; India, Indonesia, Bangladesh, Burma, Cambodia, Laos, Malaysia, Mongolia, Nepal, North Korea, Philippines, Singapore, Shri Lanka, South Korea, Taiwan, Thailand, Vietnam, China (including Hong Kong and Macau); non-exclusive and non-transferable right to market, promote, endorse and assist Wyndgate in the sale and license of its blood donor product, SafeTrace, to Misys clients. The Company maintains all responsibilities for the licensure, delivery, installation, warranty or support between Wyndgate and the Licensee for all contracts facilitated under the terms of this agreement. The Company will pay a commission to Misys based on the software license fee for each sale Misys has facilitated. The initial term of the agreement is for one year from the signing date of this agreement with successive one-year terms if neither party gives written notice of termination.

McKesson Information Solutions LLC. On September 2, 2003, Global Med entered into a Value Added Marketing Agreement (“McKesson Agreement”) with McKesson Information Solutions LLC, a division of McKesson Corporation, to provide Wyndgate’s SafeTrace Tx (the “Software”) advanced transfusion management system as Horizon Blood Bank™, as a privately-labeled (“OEM”) module to be separately licensed with McKesson’s Horizon Lab™ solution. Horizon Blood Bank serves as a tool to help organizations improve patient safety by automating the management and tracking patient transfusion services. McKesson Information Solution’s products are in use in over 2,000 hospitals throughout the United States.

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

The McKesson Agreement requires Wyndgate and McKesson to integrate certain aspects of their respective software products. Wyndgate and McKesson have agreed that certain aspects of their joint software development will be unique to one another, and not available to any other channel partner or non-McKesson customers. In light of these grants of exclusivity, McKesson has agreed to certain revenue commitments in order to maintain their marketing rights in terms of the increased software product functionality. The revenue commitments include software license fees, implementation services fees, and maintenance fees.

In the event that McKesson is unable to meet certain revenue commitments, McKesson has the right to purchase prepaid license fees from Wyndgate in order to maintain its marketing rights.

In the McKesson Agreement, Wyndgate has agreed to notify McKesson, as soon as reasonably possible, if any entity makes a proposal to acquire a majority share in, or full ownership of, Global Med or the Software. McKesson would have the right within ten (10) days to also make an offer after receipt of such notice. Global Med has no obligation to accept such offer.

The McKesson Agreement grants McKesson the right to participate in meetings that relate to future development of the Software. Wyndgate is required to provide frequent and timely communications on the path of the Software. Wyndgate and McKesson have agreed to certain enhancements to the Software.

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

Paratech, LLC. In December 2003, the Company, through its PeopleMed subsidiary, entered into a non-exclusive marketing agreement with Paratech, LLC. (“Paratech”). Under the terms of this agreement, the Company will pay Paratech a commission for sales of PeopleMed’s products they facilitate.

GOVERNMENT APPROVAL AND REGULATION

The FDA requires all blood tracking application software vendors to submit a 510(k) application for review. The application process for FDA review and compliance with FDA guidelines relates to computer software products regulated as medical devices. The FDA considers software products intended for the following to be medical devices: (i) use in the manufacture of blood and blood components; or (ii) maintenance of data used to evaluate the suitability of donors and the release of blood or blood components for transfusion or further manufacturing. As medical device manufacturers, the Company and its competitors are required to register with the Center for Biologics Evaluation and Research (“CBER”), list their medical devices, and submit a pre-market notification or application for pre-market review. In April 1997, the Company’s Wyndgate division received notification from the FDA of its finding of “substantial equivalence” of SafeTrace. This determination provides a 510(k) clearance and permits the Company to continue to market SafeTrace. On January 29, 1999, the 510(k) clearance was received for SafeTrace Tx.

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

In 1996 Congress passed legislation that impacted the healthcare information management. The Healthcare Information Portability and Accountability Act (“HIPAA”) requires the Department of Health and Human Services (“HHS”) to enact standards for information sharing, security and patient confidentiality. Although HHS has not issued clarification on many of the topics under HIPAA, the Company believes these regulations will have an important impact on requiring advanced management information systems that will enable various healthcare organizations to comply with emerging requirements.

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

As of December 31, 1998, Global Med owed eBanker the $1.65 million under Fronteer Capital’s original financing agreement, plus the $1 million under Online Credit’s original financing agreement, for a total of $2.65 million.

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

In November 2000, eBanker agreed to exercise warrants to purchase 8 million shares of common stock of Global Med at $0.25 per share in exchange for canceling $2 million of its notes receivable from Global Med. The remaining $3.4 million outstanding under the various financing agreements and accrued interest of $428.7 thousand were combined into one agreement and the due date was extended to July 1, 2001. Global Med agreed to pay interest of 12% per annum on a semi-annual basis, with the first interest payment due May 19, 2001. The 8 million shares of common stock were issued on February 28, 2001 and were considered outstanding as of November 19, 2000. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197.6 thousand shares of common stock of Global Med. As the principal and interest were not paid in full by July 1, 2001, the due date of the principal automatically extended to July 1, 2003 and Global Med issued eBanker warrants to acquire up to 10.186 million shares of Global Med common stock with an exercise price of $0.50 per share. The outstanding loan balance was convertible into the common stock of Global Med at eBanker’s option at a rate of $1.00 per share through June 30, 2001 at which time the conversion option expired. Additionally, until June 30, 2003 upon the occurrence of certain events related to a certain contract Global Med was negotiating, Global Med had the right, in its discretion, to put its shares of common stock worth up to $1.5 million to eBanker at $0.50 per share in the form of exchanging debt for common stock. The default conversion rate under this extension is $1.00 per share. As consideration for this provision, eBanker was issued 500 thousand restricted shares of Global Med common stock. As a result of these transactions, eBanker obtained control of Global Med and Global Med was reflected in eBanker’s consolidated financial statements as a consolidated subsidiary effective November 19, 2000.

The financing agreements are secured by all of Global Med’s assets including its shares in PeopleMed and the assets of PeopleMed and Global Med, including intellectual property. As part of the November 19, 2000 Loan Agreement, the personal guarantee of Dr. Michael I. Ruxin, as dated August 12, 1998, and assigned to eBanker, was reduced from $1.5 million to $650 thousand, plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets. As part of the November 19, 2000 Financing Agreement, Global Med agreed to register and maintain registration for all present and future shares including underlying warrants, belonging to eBanker. Global Med may file a registration statement for the commons shares underlying these warrants during 2004. If Global Med defaults on the repayment of any amount borrowed under financing agreements , all existing members of the board of directors of Global Med will be required to resign and GMCAL will have the right to appoint all new members.

At December 31, 2000, principal of $3.829 million and accrued interest of $54 thousand were outstanding under the financing agreements between eBanker and Global Med and there were no remaining amounts available under the commitment agreement.

On March 22, 2001, Global Med and eBanker entered into an interest payment option agreement that provided that Global Med have the option, with five days prior written notice, to elect and pay to eBanker, before July 1, 2001, Global Med’s entire interest payment calculated for the life of loan agreement dated November 19, 2000, in the form of 1.747 million shares of Global Med common stock (calculated at $0.6875 per share, which was the prevailing market price on March 22, 2001). In the event that Global Med paid down any principal on the loan prior to July 1, 2003, eBanker would return a number of shares determined by calculating the pro-rata interest avoided due to early repayment of principal divided by $0.6875 per share. As the loan was not repaid as of July 1, 2003, none of the 1.747 million shares issued for prepaid interest were returned.

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

On July 1, 2001, in accordance with the terms of the existing financing agreement, eBanker received the right to warrants to acquire up to 10.186 million shares of Global Med common stock with an exercise price of $0.50 per share. These warrants were valued at $510 thousand. On July 1, 2001, the maturity date of the note payable was automatically extended to July 1, 2003; and as of that date, the outstanding debt was no longer convertible into the common stock of the Company at $1.00 per share. If Global Med defaults on repayment of any amount borrowed under the existing financing agreement, all existing members of the Board of Directors of Global Med will be required to resign and GMCAL will have the right to appoint all new members. The warrants expire on July 1, 2011. Pursuant to the November 2000 financing agreement between the Company and eBanker, the Company is obligated to maintain current registration on the shares, underlying the warrants, for resale under the Securities Act of 1933 (“1933 Act”). Global Med may file a registration statement for the commons shares underlying these warrants during 2004. The Company used independent, third party consultants for estimating the fair value of the warrants to purchase 10.186 million shares of the Company’s common stock. The warrants were valued at $510 thousand. The Company recorded $510 thousand in deferred financing costs associated with the issuance of these warrants as of July 1, 2001. The Company amortized the costs associated with these warrants over 24 months, the remaining life of the note payable starting July 1, 2001. The Company recognized approximately $128 thousand in financing costs related to the issuance of these warrants in 2001, $255 thousand in financing costs related to the issuance of these warrants in 2002, and $127 thousand in financing costs in related to the issuance of these warrants in 2003.

As of December 31, 2001, principal of $3.829 million, and $681 thousand in a contra-equity account associated with the issuance of common shares for prepaid interest were outstanding under the terms of this financing agreement.

In  June 2002, the Company entered into an agreement whereby Global Med International Holdings Limited (“GMIHL”), a related foreign entity owned by eBanker, advanced $200 thousand to the Company in the form of a note payable (the “Note”). The Note was due on July 1, 2003 and bears no interest. In lieu of interest, the Note holder received the following consideration:

o

Global Med committed to obtain GMIHL written approval before committing to issue Global Med common shares either directly, or through derivative instrument, in transactions pursuant to which Global Med will receive net proceeds per share of less than $1 after expenses, fees and expenditures commitments (except pursuant to employee and consulting options, warrants and/or stock bonuses approved by Global Med’s Board of Directors and/or pursuant to any existing contractual commitment, including, but not limited to any currently outstanding stock options and warrants). GMIHL was given full authority in providing or withholding this approval.

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

In the absence of a stated interest rate on the Note, an interest rate of 12% was imputed to the Note. In addition, the value of the exclusivity agreement is deemed to be $24 thousand, the same amount of the imputed interest over the life of the loan. The value of the exclusivity agreement is being amortized ratably over the 36-month exclusivity period. The Note was combined with other debt on April 14, 2004 as part of a refinancing agreement.

As of December 31, 2002, principal of $3.829 million and $221 thousand, respectively, in a contra-equity account associated with the issuance of shares for prepaid interest were outstanding under the terms of this financing agreement. As of December 31, 2002, principal of $200 thousand and a discount of $12 thousand were outstanding between GMIHL and Global Med.

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

On October 29, 2003, eBanker and Global Med entered into an extension agreement for the $200,000 loan and promissory note dated June 1, 2003. The principal loan amount of $200,000 was extended until January 1, 2004 with interest accruing from July 1, 2003 to January 1, 2004 (Extension Period) at 12% per annum. Interest for the Extension Period is payable on July 1, 2004. All other terms and conditions remained in effect. As of December 31, 2003, principal of $200,000 thousand and accrued interest of $12,000 thousand were outstanding.

At December 31, 2003, principal of $529 thousand and accrued interest of $87 thousand were outstanding under the terms of a Remaining Debt agreement. As of December 31, 2003, Indebtedness due in 2004, Refinanced as Preferred Stock in 2004, Related Party in the amount of $3.5 million and no accrued interest was outstanding.

As of September 2003, all of the Company’s outstanding related party debt totaling $4.029 million had been transferred to GMIL, a subsidiary of Heng Fung.

If Global Med defaults on the repayment of any amount borrowed under the financing agreements initiated with eBanker, all of the Board of Directors of Global Med will be required to resign and Global Med International Limited (“GMIL”) will have the right to appoint all new members.

At December 31, 2003, principal of $3.829 and accrued interest of $87 thousand were outstanding under the terms of a financing agreement.

On April 14, 2004, GMIL and Global Med amended their existing financing agreements and entered into an agreement to combine the outstanding $3.829 million and $200 thousand debt agreements. The combined loan of $4.029 million was then separated into two parts: $529 thousand was converted into debt (“Remaining Debt”) and $3.5 million was converted into 3.5 million shares of preferred stock (“Preferred Stock”). The due date of the Remaining Debt is March 1, 2006. The interest rate on the Remaining Debt is 15% per year and interest on this debt is due and payable quarterly on March 1, June 1, September 1, and December 1 of each year until the Remaining Debt is paid in full. The Remaining Debt is secured by all of Global Med’s assets and is subject to the outstanding terms of November 19, 2000 financing agreement (“Loan Agreement”). As of the date of this agreement, Global Med had paid GMIL $287 thousand of the $287 thousand extension fee and the remaining $87 thousand for the extension fee. See Note 11 of the consolidated financial statements for further discussion of the Preferred Stock

Under the terms of the Remaining Debt and Preferred Stock Agreements, the personal guaranty of Dr. Michael I. Ruxin, the Company’s Chairman and CEO, remains in effect. Dr. Ruxin’s personal guaranty will not exceed $650 thousand and will remain in effect until the Remaining Debt has been fully paid or satisfied.

The agreements also contain the following provisions:

o	Global Med agrees to register with the SEC all unregistered Global Med shares and shares underlying derivatives regardless of the owner of the shares.
o	Registration of all Global Med Shares will be maintained and not allowed to lapse.
o	Remaining Debt and Preferred Stock are not satisfied unless eliminated.
o	Any future restructuring of the Remaining Debt or Preferred Stock is not a satisfaction of the Remaining Debt or Preferred Stock unless specified in writing by GMIL.
o	GMIL will receive a $26 thousand additional dividend payment.

As part of these agreements, Global Med agreed to indemnify GMIL and its affiliates, including but not limited to GMCAL, GMIHL, eBanker, Online Credit Limited, Heng Fung Singapore Ltd., and Heng Fung Holdings, Ltd, and their employees, officers, directors, and agents for any legal proceeding that results or stems from GMIL’s conversion of this debt to Preferred Stock.

In conjunction with the signing of the Remaining Debt and the Preferred Stock, these agreements preserved the right of the GMIL to appoint 5 of 9 members of Global Med’s Board of Directors until the Remaining Debt and Preferred Stock have been satisfied. Further, lender shall have the right to select a replacement director for any member of the Borrower’s Board of Directors that was selected by Lender who resigned or otherwise fails to serve as a director. Borrower agrees not to increase the number of directors above nine except with Lender’s written consent.”

While any of the Remaining Debt or Preferred Stock is outstanding, the Company has agreed not to incur any debt in excess of $100 thousand without the written consent of GMIL.

EMPLOYEES

As of March 15, 2004, the Company had 45 full-time employees, consisting of 2 employees in the corporate offices in Lakewood, Colorado and 43 at Wyndgate’s offices near Sacramento, California.

The Company has employment agreements with certain personnel. The Company’s employees are not represented by a labor union or subject to collective bargaining agreements. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

AVAILABLE INFORMATION

Global Med’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on the Securities and Exchange Commission’s website: http:/www.sec.gov. Additional information about the Company is available at Global Med’s website at http://www.globalmedtech.com.

ITEM 2. PROPERTIES

As of March 15, 2004, the Company occupied two primary locations. The Company occupies approximately 1,252 square feet of office space in Lakewood, Colorado and the lease expires on February 14, 2007. The Company leases approximately 15 thousand square feet of office space in El Dorado Hills, California, expiring on May 31, 2006.

ITEM 3. LEGAL PROCEEDINGS

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., the Company’s former Vice President of Sales and Marketing. The Company alleges, among other things, that prior to his resignation in July 2002, Mr. Jackson misappropriated certain trade secrets of the Company. Mr. Jackson is currently a managment employee of one of the Company’s competitors.

In November 2003, the Company filed lawsuits against a former customer (the "Former Customer") on the grounds that this Former Customer was improperly using the Company's software without paying the appropriate fees. In April of 2004, the Company received notification that the Former Customer had filed a counter suit against the Company alleging that the Company breached its responsibilities under the terms of the original agreement with the Former Customer. The Company plans to vigorously defend the counter suit and does not believe this lawsuit will have a material impact on the business. Neither the Company nor the Former Customer have specified damages in their claims, but both lawsuits specify that the amount in controversy exceeds $75 thousand dollars.

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

The following table sets forth the quarterly high and low bid prices for the Company’s common stock for the two years ended December 31, 2003 and 2002.

Fiscal Quarter Ended:	High	Low
December 31, 2003	$ 0.80	$ 0.34
September 30, 2003	0.50	0.33
June 30, 2003	0.55	0.27
March 31, 2003	0.68	0.45
December 31, 2002	$ 0.63	$ 0.37
September 30, 2002	0.70	0.45
June 30, 2002	1.06	0.55
March 31, 2002	1.31	0.62

Historical stock price data provided by Commodity Systems, Inc. The Company’s symbol is GLOB.OB.

Holders

As of March 31, 2004, the Company had approximately 144 holders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2003, Global Med issued no unregistered common stock. During the year ended December 31, 2002, Global Med issued 275 thousand shares of unregistered common stock. The unregistered shares issued during 2002 were comprised of the following:

o	50 thousand shares issued as consideration for intellectual property used for development of software. These shares were valued at $52 thousand.

o	111 thousand shares purchased by a third party for $50 thousand. These shares were issued with 27 thousand warrants to purchase the Company’s stock at $1.25 per share until January 24, 2007.

o

111 thousand shares of stock, purchased by a director of the Company for $50 thousand. These shares were issued with 27 thousand warrants to purchase the Company’s stock at $1.25 per share until May 9, 2007.

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

The following table details equity securities authorized for issuance as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity plans approved by the shareholders
2001 Stock Option Plan	2,700,500	$ 0.58	7,299,500
Amended and Restated 1997 Employee Stock
Compensation Plan	0	$ 0.00	830,000
Equity plans not approved by the shareholders
Stock Options	6,054,442	$ 0.83	393,500
Warrants	13,027,530	$ 0.52	0

Total	21,782,472	$ 0.62	8,523,000

The number of common shares available for issuance or already issued under the terms of the existing stock option grants or under the stock option plan and stock compensation plan are subject to adjustment under certain conditions that include the declaration of stock dividends, or stock splits, etc.

ITEM 6. SELECTED FINANCIAL DATA

This table sets forth selected financial data of Global Med for the periods indicated. This data should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in this Annual Report on Form 10-K and our audited consolidated financial statements, including the notes, the independent auditors’ reports, and the other financial information included in Item 8 in this Form 10-K. The selected data in this section are not intended to replace the consolidated financial statements included in this Annual Report.

GLOBAL MED TECHNOLOGIES, INC.
SELECTED HISTORICAL FINANCIAL AND OPERATING DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31
	2003	2002	2001	2000	1999
Revenues	$ 6,514	$ 6,627	$ 6,224	$ 4,379	$ 5,390
Cost of revenues	2,616	2,621	2,510	1,629	2,947

Gross profit	3,898	4,006	3,714	2,750	2,443
OPERATING EXPENSES:
General and administrative	2,057	1,945	2,529	2,766	2,431
Sales and marketing	1,442	1,426	1,545	1,417	972
Research and development	595	465	306	709	334
Depreciation and amortization	107	154	254	164	520

Operating expenses	4,201	3,990	4,634	5,056	4,257

Income (loss) from operations	(303)	16	(920)	(2,306)	(1,814)
OTHER INCOME (EXPENSES):
Interest income	86	15	25	16	117
Interest expense	(2)	(9)	(25)	(41)	(91)
Interest expense to related party	(532)	(472)	(453)	(577)	(374)
Financing costs to related party	(127)	(255)	(317)	(1,984)	(6,039)
Other	--	--	--	--	256

Loss before income taxes	$ (878)	$ (705)	$(1,690)	$(4,892)	$(7,945)
Income tax expense	--	--	--	--	--
Net loss	$ (878)	$ (705)	$(1,690)	$(4,892)	$(7,945)

Basic and diluted loss per common share	$ (0.04)	$ (0.03)	$ (0.07)	$ (0.36)	$(0.75)

Weighted average number of common shares
Outstanding	24,545	24,487	23,300	13,745	10,554

	As of December 31
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash and cash equivalents	$ 983	$ 1,007	$ 677	$ 1,210	$ 330
Working capital deficit	$ 1,574	$ 827	$ 1,186	$ 1,025	$ 1,107
Total assets	$ 2,209	$ 3,050	$ 3,167	$ 4,348	$ 3,588
Long-term debt
Including capital leases	$ 4,029	$ 3,829	$ 3,838	$ 3,894	$ 4,579
Stockholders’ deficit	$ (4,846)	$ (4,382)	$ (4,602)	$ (3,745)	$(4,283)

Revenues for the years ended December 31, 1999 through December 31, 2001 varied significantly. During 1999, The Company recognized approximately $919 thousand from a settlement agreement for a terminated contract. From 2000 to 2001, the Company’s revenues increased approximately $1.845 million as a result of a significant increase in new customers, and the related software license and implementation fees. In addition, the Company’s existing customer base paid more in maintenance fees. The Company had a significant reduction in their work force late in 1999 that reduced cost of revenues significantly from the year ended December 31, 1999 to the year ended December 31, 2000. Operating expenses from 1999 to 2000 increased from $4.257 million to $5.056 million primarily as a result of increases in sales and marketing expenses associated with the Company’s PeopleMed subsidiary. In addition, for this same period, the company’s financing costs decreased dramatically, mainly as a result of decreased amortization of related party financing costs associated with the issuance of equity to a related party. See the Item 7 for discussion of the periods from 2001 to 2003.

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

Business Strategy

The Company’s business strategy for marketing and selling its products and services is two tiered:

o	The first tier is comprised of direct selling to customers through the Company’s internal sales force, and

o	The second tier is focused on marketing and selling indirectly through agreements with companies (“Channel Partner Agreements”) that are established in blood donor and hospital markets.

The Company’s ability to increase future revenues is highly dependent upon the Company’s ability to make further inroads in selling its products directly to potential customers. These Channel Partner Agreements are more fully described in ITEM 1, “ROYALTY AND COMMISSION AGREEMENTS.” In addition, the Company’s success is dependent upon the ability of its marketing partners to sell their complementary products in conjunction with the Company’s.

Overview

Global Med Technologies, Inc. provides information management software products and services to the health care industry. Wyndgate operates as a division of Global Med Technologies, Inc. and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. The Company’s PeopleMed subsidiary offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s system uses the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims and medical records. PeopleMed earns revenues primarily by providing ongoing ASP services. PeopleMed’s revenues were not significant during 2003.

The Company has two main products in its Wyndgate division: SafeTrace and SafeTrace Tx. SafeTrace is used by blood centers and hospitals to track blood donations. SafeTrace Tx is used primarily by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. Both products are designed to help the users comply with quality and safety standards of the U.S. Food and Drug Administration (“FDA”) for the collection and management of blood and blood products. The Company’s Wyndgate division earns revenues primarily through the sale of software licenses, implementation of the software systems sold, and by providing maintenance for the SafeTrace and SafeTrace Tx software systems. During the year ended December 31, 2003, the Wyndgate division accounted for approximately 93% of the Company’s revenues.

The decision to purchase a new blood bank system is driven in large part by one or all of the following: replacing antiquated technology, upgrading the laboratory information system (“LIS”) of the hospital which typically includes the purchase of a blood bank system, and replacing existing products that have been sunsetted. The Company believes that because the purchase of an LIS by a Hospital is a significant driver in the decision to purchase a blood bank system, the Company is heavily reliant on its relationships with its channel partners that sell their LIS systems in combination with the Company’s blood bank products. During 2003, the Company added two new distribution partners: McKesson Information Solutions LLC and Misys Hospital Systems, Inc. The Company terminated its distribution partner relationship with Ortho Clinical Diagnostics, Inc. The Company’s channel partner relationships are more fully discussed in ITEM 1 section “COMMISSION AND MARKETING AGREEMENTS.”

Entities that plan to purchase blood bank products primarily have two choices:

o	Upgrade their current system with their existing vendor, or

o	Select a replacement system from an alternative vendor.

The table below shows for the periods indicated the percentage of our total reported revenues. The maintenance, consulting services, and software license fees and relate primarily to the Company’s SafeTrace and SafeTrace Tx software.

	Year Ended December 31
	2001	2002	2003
Maintenance	48%	49%	53%
Consulting services	20%	23%	17%
Software license fees	21%	6%	14%
Other	2%	5%	9%
PeopleMed	9%	17%	7%

	100%	100%	100%

Other revenues for 2002 consist primarily of a consulting services project for a non-blood bank products customer. Other revenues for 2003 consists primarily of a $500 thousand non-cash settlement from one of the Company’s former marketing partners. See further discussion below for 2003 and 2002.

The Company’s two primary locations are in Lakewood, Colorado, the corporate headquarters, and El Dorado Hills, California. The Company’s primary operations which include research and development, implementation staff, support services, and certain administrative staff, are located in the El Dorado Hills facility. Approximately 20% of the Company’s employees are not located in Lakewood, Colorado or El Dorado Hills. These employees provide support for the Company’s sales and marketing, research and development, and implementation efforts.

Overall, the Company’s revenues and cost of revenues were relatively flat for the years ended December 31, 2001, 2002 and 2003. Revenues for this period ranged from $6.224 million to $6.627 million and cost of revenues ranged from $2.510 million to $2.621 million. For the years ended December 31, 2001, 2002 and 2003, the Company’s operating expenses were $4.634 million, $3.990 million, and $4.201 million, respectively. The additional operating expenses in 2001 were in general and administrative expenses and resulted mainly from the issuance of common shares to certain related parties. The value of these shares was approximately $466 thousand and it was expensed during this period. This is more fully discussed in comments below. During this same period, the Company’s net loss ranged from $1.690 million to $705 thousand.

For the years ended December 31, 2002 and 2003, the Company’s operations generated positive cash flows in the amount of $547 thousand and $24 thousand, respectively. For 2004, the Company believes that its cash flows from the sale of SafeTrace and SafeTrace Tx to new customers, the current backlog of existing business, and any sales of equity will be sufficient to fund its operations through the remainder of fiscal year 2004. If the Company is unable to meet its sales projections and the resultant projected cash flows anticipated from those transactions or raise money through additional debt or equity offerings, the Company may be required to significantly reduce planned as well as existing levels of expenditures for all cost categories which includes, cost of sales, sales and marketing, research and development, and general and administrative. If the Company substantially reduces its planned or the existing levels of expenditures, this could significantly impact the Company’s future viability in the blood bank software market.

Management of the Company is focused on increasing its revenues and cash flows through direct sales efforts, increasing its marketing footprint through adding additional channel partners and strategic alliances, and developing new products and enhanced functionality to its existing product mix to make them more attractive to potential customers.

Balance Sheet Changes

As of December 31, 2002 and 2003, certain balance sheet account changes were significant. For example, net accounts receivable decreased $362 thousand mainly as a result of reduced year end billings and improvements in the aging of the Company’s accounts receivable. In addition, the long-term deferred revenue balance decreased by $745 thousand from December 31, 2002 to December 31, 2003. This reduction was the result of the signing of two agreements with an existing customer and a marketing partner for which the Company had outstanding obligations in deferred revenues. These agreements are discussed in Note 1 of the consolidated financial statements under “Non-Cash Settlements.”

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

RESULTS OF OPERATIONS

Revenues. Revenues are comprised of software sales, maintenance and usage fees revenues, implementation and consulting revenues, and the re-sale of hardware and software obtained from vendors.

Revenues from license fees, maintenance and usage fees increased $136 thousand, or 2.9% to $ 4.853 million for the year ended December 31, 2003 compared to $4.717 million for the year ended December 31, 2002. The increase in these revenues was due primarily to a $511 thousand increase in license fees, a $241 thousand increase in usage fees, partially offset by a $616 thousand decrease in PeopleMed revenues. Of the $511 thousand increase in software license fees, $388 thousand related to non-cash consideration in the form of a reduction of liabilities the Company owed to a customer. See Note 1 of the consolidated financial statements for further discussion. Of the $616 thousand decrease in PeopleMed revenues, $522 thousand of the decrease related to the loss of revenues from a significant customer when they terminated their agreement for the Company to provide services to them in December 2002. During 2003 and 2002, PeopleMed recognized $300 thousand and $500 thousand, respectively, from the provisions of the termination agreement.

Revenues from implementation and consulting services decreased $249 thousand or 13.1% to 1.661 million for the year ended December 31, 2003 compared to $1.910 million for the year ended December 31, 2002. The decrease in 2003 was primarily attributable to a decrease in implementation revenues of $408 thousand. This decrease was the result of fewer SafeTrace Tx customers being implemented in 2003 compared with 2002 and implementations being extended beyond their originally projected completion date. In addition, the Company’s consulting services revenues increased by approximately $141 thousand. Included in implementation and consulting services revenues was other revenues of $500 thousand related to a non-cash settlement agreement between the Company and one of its marketing partners whereby the Company was released from its obligation to perform additional services in accordance with the terms of prior agreements. See Note 1 in the consolidated financial statements for further discussion.

Cost of Revenues. Cost of revenues related to software license fees, maintenance and usage fees increased $191 thousand, or 15.9%, to $1.391 million for the year ended December 31, 2003, from $1.200 million for the year ended December 31, 2002. The increase was primarily the result of increased labor costs of $248 thousand, a decrease in capitalized software development costs mainly for PeopleMed of $104 thousand, offset by a decrease in software amortization costs of $136 thousand associated with the Company’s development costs associated with SafeTrace Tx product being fully amortized in June of 2003. For the years ended December 31, 2003 and 2002, the Company amortized $344 thousand and $481 thousand, respectively, in software development costs. Included in the 2003 cost for software amortization was $77 thousand of costs associated with the write down of certain costs associated with the development of certain PeopleMed.com software.

Cost of revenues associated with implementations and other consulting revenues decreased $196 thousand, or 13.8%, to $1.225 million during the year ended December 31, 2003 when compared to $1.421 million for the year ended December 31, 2002. The decrease in costs is consistent with the decrease in revenues. The decease in costs is primarily associated with a decrease in costs for consultants in the amount of $68 thousand and a decrease in costs allocated to certain consulting projects of $72 thousand when comparing 2003 and 2002.

The overall gross profit as a percentage of revenues was 59.8% and 60.4% for the years ended December 31, 2003 and 2002, respectively.

General and Administrative. General and administrative expenses increased $112 thousand, or 5.7%, to $2.057 million for the year ended December 31, 2003 compared to $1.945 million for the year ended December 31, 2002. The increase in general and administrative expenses was primarily due to an increase in wages of $89 thousand, an increase in consulting services of $45 thousand, offset by a reduction in bad debt expense of $59 thousand, when comparing 2003 with 2002.

Sales and Marketing. Sales and marketing expenses were $1.442 million and $1.426 million for the years ended December 31, 2003 and 2002, respectively.

Research and Development. Research and development expenses increased $130 thousand, or 28.0%, to $595 thousand for the year ended December 31, 2003 from $465 thousand for the year ended December 31, 2002. Research and development costs increased during the year ended December 31, 2003 primarily as a result of a reduction of $104 thousand in development-related costs as a result of lower levels of software capitalization on PeopleMed’s products during 2003 when compared with 2002.

Interest Income. Interest income increased $71 thousand to $86 thousand in 2003 from $15 thousand in 2002.

Interest Expense. Interest expense increased $53 thousand to $534 thousand for the year ended December 31, 2003 from $481 thousand for the year ended December 31, 2002. The increase in interest expense was mainly due to the increase in the interest rate on the Company’s related party $3.829 million debt from 12% to 15% per year effective July 1, 2003.

Financing Costs. For the years ended December 31, 2003 and 2002, the Company recognized $127 thousand and $255 thousand, respectively, in financing costs expenses associated with certain financing agreements and the issuance of warrants to eBanker. The decrease in financing costs was due to amortization costs associated with the warrants issued July 1, 2001 related to the Financing Agreement with eBanker being completed in June of 2003.

Net Loss. The Company’s net loss during 2003 as compared to 2002 increased $173 thousand. The net loss includes the recognition of a total of $127 thousand and $255 thousand of financing costs to a related party during the year ended December 31, 2003 and 2002, respectively.

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

Revenues from implementation and consulting services increased $555 thousand or 41.0% to $1.910 million for the year ended December 31, 2002 compared to $1.355 million for the year ended December 31, 2001. The increase in 2002 was attributable to an increase in implementation revenues of $215 thousand. This increase was the result of more SafeTrace Tx customers being implemented in 2002 compared with 2001. In addition, the Company’s consulting services revenues increased by approximately $316 thousand primarily, as a result of a single consulting contract acquired and completed during 2002.

Cost of Revenues. Cost of revenues related to software license fees, maintenance and usage fees decreased $260 thousand, or 17.8%, to $1.200 million for the year ended December 31, 2002, from $1.460 million for the year ended December 31, 2001. The decrease was mainly due to decreases in software amortization cost of $115 thousand and a decrease in royalty expenses of $34 thousand.

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

Research and Development. Research and development expenses increased $159 thousand, or 52.0%, to $465 thousand for the year ended December 31, 2002 from $306 thousand for the year ended December 31, 2001. Research and development costs increased during the year ended December 31, 2002 primarily as a result of a $75 thousand increase in PeopleMed-related development costs and a reduction of $86 thousand in capitalized software development costs, mainly as a result of lower levels of software capitalization on SafeTrace Tx during 2002 compared with 2001.

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

Quarterly Results of Operations

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2003 and 2002. In management’s opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K. During the three months ended March 31 and June 30, 2003, the Company recognized $150 thousand in each of these quarters related to a termination fee associated with a significant PeopleMed.com customer. During the three months ended June 30, 2003, the Company recognized $388 thousand related to non-cash consideration in the form of a reduction of liabilities that the Company owed to a customer. In addition, during the three months ended June 30, 2003, the Company recognized $500 thousand related to non-cash settlements from one of its marketing partners whereby the Company was released from its obligation to perform services in accordance with the terms of prior agreements. See Note 1 of the consolidated financial statements for further discussion of these non-cash transactions. During the three months ended June 30, 2003, the Company had fully amortized the outstanding capitalized software development costs for SafeTrace Tx. During the three months ended December 31, 2003, the Company wrote down approximately $77 thousand in costs associated with capitalized software development for certain PeopleMed.com products. These costs related to the underlying protocols that could be used in PeopleMed’s software. The protocols were received in January of 2002 and as of December 31, 2003 had not been used incorporated into PeopleMed’s software, and the Company has no current plans to do so. This expense was included in software amortization during 2003. Amortization of capitalized software costs is included in cost of revenues in the accompanying statements of operations.

Included in the results for the three months ended December 31, 2003, the Company recognized $81 thousand in interest in income from an outstanding note receivable. Prior to this period, effectively, the Company had a valuation allowance against the accrued interest. Of the $81 thousand in interest income, $69 thousand related to prior periods. The Company reversed this valuation allowance based on improvements in the financial status of the party to the note receivable. See the “RELATED PARTIES” of Note 1 of the consolidated financial statements for further discussion.

Included in the results for the three months ended December 31, 2002, the Company recognized $500 thousand in revenues related to the termination of a contract with a significant customer. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

(In thousands, except share and per share information)

	Quarters Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Revenues	1,417	1,279	2,291	1,527
Cost of revenues	691	564	700	702

Gross profit	726	715	1,591	825

Operating expenses:
General and administrative	558	533	521	478
Sales and marketing	406	348	326	385
Research and development	170	152	158	125

Total operating expenses:	1,134	1,033	1,005	988

Income (loss) from operations	(408)	(318)	586	(163)
Interest income	82	--	2	2
Interest expense, including related
Party	(151)	(150)	(112)	(121)
Financing costs to related party	--	--	(63)	(64)

Income (loss) before income taxes	(477)	(468)	413	(346)
Income tax expense	--	--	--	--

Net income (loss)	(477)	(468)	413	(346)

Weighted average shares outstanding:	24,545	24,545	24,545	24,545
Basic

Diluted	24,545	24,545	25,326	24,545

Net income (loss) per share-basic and
Diluted	(0.02)	(0.02)	0.02	(0.01)

Depreciation and amortization of software
development costs included in cost
of revenues and operating expenses	122	40	145	144

(In thousands, except share and per share information)

	Quarters Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Revenues	$ 1,789	$ 1,425	$ 1,832	$ 1,581
Cost of revenues	725	614	693	650

Gross profit	1,064	811	1,139	931

Operating expenses:
General and administrative	506	512	481	494
Sales and marketing	426	382	364	288
Research and development	126	146	94	110

Total operating expenses:	1,058	1,040	939	892

Income (loss) from operations	6	(229)	200	39
Interest income	10	1	2	2
Interest expense, including related	(120)	(119)	(119)	(123)
Party
Financing costs to related party	(64)	(63)	(64)	(64)

Income (loss) before income taxes	(168)	(410)	19	(146)
Income tax expense	--	--	--	--

Net income (loss)	$ (168)	$ (410)	$ 19	$ (146)

Weighted average shares outstanding:
Basic	24,538	24,538	24,490	24,379

Diluted	24,538	24,538	30,949	24,379

Net income (loss) per share-basic and
Diluted	$ (0.01)	$ (0.02)	$ 0.00	$ (0.01)

Depreciation and amortization of software
development costs included in cost
of revenues and operating expenses
	$ 150	$ 165	$ 156	$ 164

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

A critical accounting policy is one that is both important to the portrayal of a the Company’s financial condition or results of operations and requires significant judgment or complex estimation process. The Company believes the following fit that definition:

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.”

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

Note Receivable Collectibility

The Company had outstanding notes receivable in the amount of $400 thousand and accrued interest receivable of approximately $81 thousand outstanding as of December 31, 2003. The Company lent money to the party to the notes receivable from 2001 to 2003. Consistent with the terms of the notes receivable, the Company has received no interest or principal payments and all accrued and unpaid interest and principal are due in June of 2006. The factors the Company considered in determining the collectibility of the notes receivable are as follows:

o	The improvements in the party to the notes receivable financial status from December 31, 2002 to December 31, 2003,
o	The Parties financial status as of December 31, 2003, and
o	The Parties current and projected funding sources through the due date of the notes receivable.

All of the information above was unaudited and supplied by the party to the notes receivable. Based on the Company’s review of the information provided, the Company does not believe the outstanding notes receivable or the accrued interest are impaired as of December 31, 2003. If the party to the note receivable is unable to pay the note receivable or defaults on a material portion of payment of the note receivable, this could have material impact on the Company’s financials statements for the period in which the default or impairment is recognized.

Prior to the fourth quarter of 2003, the Company had a valuation allowance on all of the interest income associated with the note receivable discussed above. Although the financial status of the entity that was lent the $400 thousand notes receivable did not warrant a reserve for the principal amount of the notes receivable because the Company believed no impairment existed, no interest income was recognized prior to the fourth quarter of 2003. Subsequent to the year ended December 31, 2003, the Company, which prior to this had not received any monies from the entity to whom the note receivable was lent, received $42 thousand for services to be performed. Based on the improvements in the entities financial status and the receipt of monies from the entity, the Company effectively removed the valuation allowance from the interest income on the note receivable. Of the $81 thousand in interest income recognized in 2003, $27 thousand and $7 thousand related to interest income for the years ended December 31, 2002 and 2001, respectively.

Income Tax Valuation Allowance

On an annual basis, the management of the Company evaluates the realizability of the net deferred tax assets and asseses the neded for a valuation allowance. In assessing the realizability of deferred tax assets, management concluded that it is not more likely than not that the deferred tax assets would be realized. The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income in the period in which the temporary differences become deductible. The Company has established a full valuation allowance for deferred taxes due to the uncertainty that the deferred tax assets will be utilized.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $983 thousand and $1.007 million as of December 31, 2003 and 2002, respectively. Additionally, the Company had a net working capital deficit of $1.774 million and $827 thousand as of December 31, 2003 and 2002, respectively.

As of December 31, 2003, the Company’s $4.029 million in related party financing was considered long-term debt. On April 14, 2004, GMIL and Global Med entered into an agreement to convert $3.5 million of the related party financing into preferred stock. This preferred stock is convertible at the holder’s option at any time after March 1, 2006 and mandatorily convertible on March 1, 2009. The remaining $529 thousand in related party financing is due and payable on March 1, 2006. As part of the November 19, 2000 Loan Agreement, there exists a personal guarantee of Dr. Michael I. Ruxin, up to $650 thousand plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets and remains in full force and effect. The guarantee is limited by the Remaining Debt only. In consideration for the extension, Global Med agreed to pay GMCAL a fee of $287 thousand which includes the extension fee and all interest due for the period from July 1, 2003 to January 1, 2004. As of the date of this agreement, the Global Med had paid the $287 thousand extension fee.

On April 14, 2004, the Company restructured its outstanding financing agreements with GMIL into debt and preferred stock. The terms of the debt and preferred stock require cash interest and dividend payments to be made on the following dates: March 1, June 1, September 1, and December 1. For each of the periods previously mentioned, with the exception of March 1, 2004, the Company will be required to pay interest in the amount $20 thousand. The Company will also be required to pay approximately $92 thousand in interest expenses that were accrued mainly as of December 31, 2003 and an additional $95 thousand in interest that accrued from January 1, 2004 through February 29, 2004 on the outstanding related party financing obligations. The $92 thousand is expected to be paid early in the second quarter and the $95 thousand is expected to be paid early in the third quarter of 2004. The Company will also be required to make dividend payments in the amount of approximately $131 thousand in October of 2004. During 2005, the Company will be required to make interest payments of approximately $20 thousand March 1, June 1, September 1, and December 1, on each of the dates noted above. In addition, the Company will be required to make base dividend payments of approximately $184 thousand March 1, June 1, September 1, and December 1 as well as certain additional dividends payments related to 2004 that are expected to remain unpaid as of the end of that year. In the event that the Company is unable to make the mandatory dividend payments in a timely manner, the Company, at GMIL’s option, can pay for the dividends in common stock or preferred stock of the Company. Based on the Company’s projected cash flows for 2004, the payment of mandatory dividends represent a material use of available operating cash. If sufficient cash flows do not materialize, the Company may be required to reduce planned expenditures for sales and marketing and research and development. See Notes 2 and Note 11 of the consolidated financial statements for further discussion related to the debt and preferred stock.

The Company may require additional external financing through additional debt or equity in order to pay off the debt due in January of 2006 or the preferred stock if it is called by the holder in 2006.

It is expected that cash flows from the Company’s existing customer base, new sales, sales of common stock and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months excluding acquisitions or major new product development initiatives. Management anticipates that the cash, accounts receivable balances, recurring revenues, proceeds from the sale of common stock, and any future financing activities will be used to fund the Company’s anticipated research and development costs, sales and marketing efforts during the remainder of 2004 and for general working capital purposes. The Company continues to pursue financing alternatives through the issuance of additional equity or debt.

Net cash provided by operating activities was $24 and $547 thousand during 2003 and 2002. The Company used $100 thousand in operating activities during 2001. The cash provided by operations of $24 thousand during 2003 consisted primarily of the net loss of $878 thousand, offset by non-cash charges of $842 thousand, non-cash settlements of $924 thousand less changes in operating assets and liabilities of $984 thousand. During the years ended 2003 and 2002, the Company received $350 thousand and $450 thousand in cash proceeds related to the termination of a contract with a significant customer. See Note 1 of the consolidated financial statements for further discussion. During the year ended 2003, the Company made cash interest payments of $200 thousand to its parent Company. No related party interest payments were made during the years ended 2002 or 2001.

Net  cash used by investing activities was $48 thousand, $458 thousand and $300 thousand during 2003, 2002, and 2001, respectively. The Company invested $19 thousand, $122 thousand and $208 thousand in capitalized software development during 2003, 2002, and 2001, respectively. For 2002 and 2001, the Company provided $290 thousand and $80 thousand, respectively, to fund notes receivable to a related party. During 2003, the Company provided $30 thousand to this same entity that was no longer a related party.

There were no financing related activities during 2003 that provided or used cash. Net cash provided by financing activities was $241 during 2002. Net cash used by financing activities was $133 thousand during 2001. As of December 31, 2003, the Company had the following contractual obligations or unrecorded obligations:

Contractual Obligations Expected Maturity Dates ($000s)
	2004	2005	2006	2007 and thereafter
Related party financing	--	$ 529	--	--
Preferred Stock*	--	--	$ 3,500	--
Operating leases	$ 200	$ 201	$ 105	$ 5

*

The Preferred Stock is callable by the holder on March 1, 2006 and mandatorily redeemable on March 1, 2009. As of December 31, 2003, the Preferred stock was classified as “INDEBTEDNESS DUE IN 2004, REFINANCED AS PREFERRED STOCK IN 2004, RELATED PARTY” in the consolidated financial statements because the outstanding debt was not converted to preferred stock until after December 31, 2003. See Note 11 to the consolidated financial statements for further discussion.

The following table represents the projected cash outlays for interest and preferred dividends assuming the current levels of debt and preferred stock remain outstanding to maturity.

	Interest and Dividends ($000s)
	2004	2005	2006	2007	2008	2009
Related party
financing interest	$259	$ 79	$ 20	--	--	--
Preferred Dividends	131	971	735	735	735	184

	$390	$1,050	$755	$735	$735	$184

For 2004, the Company will be only required to make one cash dividend payment during the year. For 2005, the Company will be required to pay approximately $123 thousand in unpaid dividends accrued during 2004. For 2009, the Company will be required to pay approximately $183 thousand in unpaid dividends accrued during 2004. As a result of the deferral of certain dividend payments, the Company will be required to pay a financing fee in the amount of approximately $26 thousand in 2005. This amount is not reflected in the schedule above. See Note 11 of the consolidated financial statements for further discussion of preferred stock.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments be classified as liabilities in statements of financial position. The Statement is effective for financial instruments entered into or modified after May 31, 2003, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this statement on July 1, 2003. The adoption of this statement by the Company did not have a material impact on the Company’s financial condition or results of operations.

In December 2003 the FASB issued FAS No. 132 (Revised) (“FAS 132-R”), Employer’s Disclosure about Pensions and Other Post Retirement Benefits. FAS 132-R retains disclosure requirements of the original FAS 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. FAS 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of FAS 132-R did not have a material effect on the Company’s consolidated Financial Statements.

In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition”, which amends SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple-element revenue arrangements, superseded as a result of the issuance of ETIF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers, or FAQ, issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of ETIF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of this standard had no material impact on our financial statements.

In January 2004 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) N. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which permits a sponsor of a post retirement healthcare plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, FSP FAS 106-1 requires certain disclosures pending further consideration of the underlying accounting issues. The guidance in FSP FAS 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The adoption of the disclosure provisions of FAS 132-R did not have a material effect on the Company’s consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk as it relates to Global Med generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates. Global Med is exposed to interest rate risk in its notes payable. Interest rate risk results when the market rate of the debt instruments decreases for notes payable. All of the Company’s outstanding debt is with related parties. The Company attempts to reduce interest rate risk by negotiating terms on its debt with these related parties that are consistent with current market rates. As a result of Global Med’s relationship with its parent companies and subsidiaries, the terms of the financing agreement may not be indicative of those that would have resulted if Global Med were unaffiliated with these entities.

Sensitivity analyses were performed to determine how market rate changes would affect the fair value of our debt. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. A one-percentage point change in interest rates on our debt as of December 31, 2003 would change our annual pre-tax income annual results by approximately $38 thousand. The stated interest rate on the Company debt was 12% from January 1, 2003 to June 30, 2003, exclusive of financing charges. For the period from July 1, 2003 to January 1, 2004, the effective interest rate was 15% based on the terms of the April 7, 2003 financing amendment. Hypothetically, if the interest rate on this debt were subject to fluctuations with the market and the market interest rate was 16%, Global Med’s pre-tax income would decrease approximately $38 thousand per year. Conversely, if Global Med’s debt were subject to market fluctuations and the market interest rate was 14%, the Company’s pre-tax income would increase approximately $38 thousand. In addition, each subsequent increase or decrease in the interest rate of 1% would change pre-tax income by an additional $38 thousand.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The Financial Statements that constitute Item 8 are attached at the end of this Annual Report on Form 10-K. See ITEM 7 for supplemental data related to quarterly financial statements for the past two years.

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15 (f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification Of Directors and Executive Officers

The following sets forth certain information with respect to the officers and directors of the Company.

Name	Age	Position	Officer or Director Since
Michael I. Ruxin, M.D	58	Chairman of the Board and
		Chief Executive Officer	1989
		Acting Financial Officer and Accounting Officer

Fai H. Chan	59	Director	1998
Robert H. Trapp	48	Director	1998
Kwok Jen Fong	54	Director	1998
Gary L. Cook	45	Director, Acting Principal
		Financial Officer and Treasurer
		Through February 25, 2004	1998

Gerald F. Willman, Jr	46	Director and Wyndgate Vice
		President Sales and Parketing
		(Wyndgate Technologies)	1995

Tony T.W. Chan	29	Director	1999
Thomas F. Marcinek	50	President and Chief Operating
		Officer	1998
David T. Chen	68	Director	2002

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

Fai H. Chan,has been a Director of the Company since May 1998. From 1997-2002, he was a director and from 1998-2002 he was Chairman of the Board of Directors and President of eVision. Mr. Chan is the Managing Chairman of Heng Fung and has been a Director of Heng Fung since September 2, 1992. Mr. Chan was elected Managing Director of Heng Fung on May 1, 1995 and Chairman on June 3, 1995. Mr. Chan’s title in Heng Fung changed to Managing Chairman on August 25, 2003. Heng Fung’s primary business activities include investment holdings, securities investment, financing, issuance of credit cards and discount cards. Mr. Chan has been the Chairman of the Board of Directors of American Pacific Bank since 1988 and Executive Officer thereof between April 1991 and April 1993.

Robert H. Trapp has been a Director of the Company since May 1998. He has been a Director of eVision since December 1997 and the Managing Director since February 1998. Mr. Trapp was a Director of Heng Fung from May 1995 to May 2001; a Director of Inter-Asia Equities, Inc., a merchant banking company, since February 1995 and the Secretary thereof since April 1994; Director, Secretary and Treasurer of Asia SuperNet Corporation, (formerly, Powers Technologies Inc.), which owns various industrial companies; and the Canadian operational manager of Pacific Concord Holding (Canada) Ltd. of Hong Kong, which operates in the consumer products industry, from July 1991 until November 1997.

Kwok Jen Fong has been a Director of the Company since May 1998. Mr. Fong has been a Director of eVision since February 1998 and a Director of Heng Fung since May 1995. Mr. Fong has been a practicing solicitor in Singapore for at least the last six years.

Gary L. Cook has been a Director of the Company since 1998 was the Acting Principal Financial Officer and Treasurer from October 2000 to February 25, 2004. In February of 2004, Mr. Cook replaced Dr. Ruxin as Chairman of the Audit Committee. Dr. Ruxin is no longer a member of the Audit Committee. From 1996 to June of 2002, he was Secretary, Treasurer and Chief Financial Officer of eVision and Treasurer of eBanker. From 1994 to 1996, Mr. Cook was self-employed as the principal of a small business venture. From 1982 to 1994, he worked for KPMG LLP responsible for all auditing services for several clients in various financial and other industries. Mr. Cook also directed the training, management and evaluation of staff, developed and implemented accounting, financial reporting and Securities and Exchange Commission reporting systems for major growth companies. Mr. Cook received a B.A. in Accounting from Brigham Young University in 1982 and is a member of the American Institute of Certified Public Accountants. Mr. Cook has been a Director of Cognigen Networks, Inc. since October 2002 and Chief Financial Officer since 2003.

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

Tony T.W. Chan has been a Director of the Company since December 1999. Mr. Chan has been the Managing Director of Heng Fung since August 25, 2003 and Director of Heng Fung since January 17, 2000. Mr. Chan has been the Chief Operating Officer and Director of eVision since 1999, and its Chairman since 2002. From 1998 to April 1999, Mr. Chan worked as an Investment Banker for Commerzbank, Global Equities, Hong Kong, involved in the establishment of a new regional business center in Hong Kong. From 1996 to 1998, Mr. Chan worked for Peregrine Derivatives specializing in Asian equity financial products. Mr. Chan received a Bachelor of Commerce degree in Finance with honors from the University of British Columbia. Mr. Chan is also a director of American Pacific Bank and President and Director of eBanker.

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

Family Relationships

Mr. Tony T.W. Chan is the son of Mr. Fai H. Chan. Both are directors of the Company.

Resignations

Gordon Segal resigned as a director of the Company effective August 28, 2003.

Soo Theng Lua resigned as a director of the Company effective August 12, 2003.

Involvement In Certain Legal Proceedings

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., the Company’s former Vice President of Sales and Marketing. The Company alleges, among other things, that prior to his resignation in July 2002, Mr. Jackson misappropriated certain trade secrets of the Company. Mr. Jackson is currently a management employee of one of the Company’s competitors.

In November 2003, the Company filed lawsuits against a former customer (the “Former Customer”) on the grounds that this Former Customer was improperly using the Company’s software without paying the appropriate fees. In April of 2004, the Company received notification that the Former Customer had filed a counter suit against the Company alleging that the Company breached its responsibilities under the terms of the original agreement with the Former Customer. The Company plans to vigorously defend the counter suit and does not believe this lawsuit will have a material impact on the business. Neither the Company nor the Former Customer have specified damages in their claims, but both lawsuits specify that the amount in controversy exceeds $75 thousand dollars.

Messrs. Robert H. Trapp, Gary L. Cook and Tony T.W. Chan are or were officers and/or directors of AFFC, a subsidiary of eVision and Heng Fung. In October 2001, AFFC filed a petition under Chapter 11 in the U.S. Bankruptcy Court in the Southern District of New York. In April 2002, the Chapter 11 petition was dismissed by the Court suggesting that a petition be re-filed under Chapter 7. A Chapter 7 petition has not been filed by AFFC. Other than as set forth above, no event required to be reported hereunder has occurred with respect to any director during the last five years.

Audit Committee

In February 2004, Gary Cook, a director of the Company and the former Acting Principal Financial Officer and Treasurer of the Company, replaced Michael I. Ruxin, the Company’s CEO and Chairman, as the Chairman of the Audit Committee. The remaining members of the Audit Committee are Robert H. Trapp and Kwok Jen Fong. The audit committee met once in 2003. The Audit Committee also reviewed and approved in writing the filing of each Form 10-Q during 2003. Mr. Cook is considered a financial expert. None of the other members of the Audit Committee are considered financial experts. None of the Audit Committee’s members are considered independent.

Compliance With Section 16(a) Of The Exchange Act

     Based on information provided to the Company, it is believed that all of the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock were in compliance with Section 16(a) of the Exchange Act of 1934 during the last fiscal year. During the year ended December 31, 2003, all of the Company’s directors, executive officers and Company’s common stock were in compliance with section 16(a) of the Exchange Act of 1934, except as follows: in June 2002, eBanker transferred its interest in Global Med to Global Med International Limited (“GMIL”).

Gary Cook failed to file a Form 4 with respect to one transaction, and was late in filing a Form 5 with respect to the same transaction; Online Credit Ltd. was late in filing a Form 4 with respect to one transaction; Futuristic Image Builder Limited, Heng Fung Finance Limited (and its subsidiaries and affiliates that beneficially own shares of the Company's common stock), Robert Trapp, Tony Chan and Fia Chan each failed to file a Form 5.

Code of Ethics

The Company has prepared a code of ethics and will be seeking Board of Directors approval for this policy.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The  following table sets forth information regarding compensation paid to the Company’s CEO and the other executive officers of the Company who received in excess of $100,000 of salary and bonus from the Company during the three years ended December 31, 2003:

	Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary	Bonuses ($)	Restricted Stock Awards	Options & SARs	All Other Compensation
Michael I. Ruxin,	2003	$ 259,711	--	--	--	$14,371	(1)
Chairman and CEO	2002	272,921	--	--	500,000	15,988	(2)
	2001	250,516	--	--	--	16,866	(3)
Thomas F. Marcinek,	2003	175,000	--	--	--	5,400	(4)
President and COO	2002	185,884	--	--	500,000	5,400	(5)
	2001	163,539	--	--	--	5,400	(6)
Gerald F. Willman, Jr	2003	105,000	--	--	--	--
Director and	2002	105,000	--	--	150,000	--
Wyndgate Vice	2001	105,000	--	--	--	--
President
Sales and Marketing
(Wyndgate
Technologies)

(1)	Dr. Ruxin received $5,912 per annum in life insurance premiums and an annual car allowance of $8,459.
(2)	Dr. Ruxin received $5,912 per annum in life insurance premiums and a $913 per month car allowance.
(3)	Dr. Ruxin received $3,800 per annum in life insurance premiums and a $847 per month car allowance.
(4)	Mr. Marcinek received a $450 per month car allowance during 2003.
(5)	Mr. Marcinek received a $450 per month car allowance during 2002.
(6)	Mr. Marcinek received a $450 per month car allowance during 2001.

Stock Option Plans and Other Issuances

In the second quarter of 2001, the Company adopted the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan provides for the issuance of options to purchase up to 15 million registered shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock options or as nonqualified stock options. Only employees of the Company are eligible to receive Incentive Options. The 2001 Plan expires on December 28, 2010. As of December 31, 2003, options to purchase 2.701 million shares of the Company’s common stock at a weighted average exercise price of $0.58 per share were outstanding under the 2001 Plan, of which 761 thousand options to purchase shares were exercisable at December 31, 2003. Options granted under the Plan vest on a straight-line basis, based on schedules as determined by the Board of Directors upon grant and generally expire 10 years after grant. During 2003, the Company issued 68 thousand stock options under the 2001 Plan.

The Second Amended and Restated Stock Option Plan (Plan) provides for the issuance of options to purchase up to 2.2 million registered shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock or as nonqualified stock options.

Only employees of the Company are eligible to receive Incentive Options. As of May 31, 2000, options could no longer be issued under this Plan. As of December 31, 2003, options to purchase 1.228 million shares of the Company’s common stock at a weighted average exercise price of $1.16 per share were outstanding under the Plan, of which 1.178 million options to purchase shares were exercisable at December 31, 2003.

The Company also periodically grants options to purchase shares of registered common stock. The shares underlying these options are not registered under the 1933 Act. As of December 31, 2003, there were outstanding options to purchase 220 thousand shares of common stock at a weighted-average exercise price of $2.08 per share through 2003, of which 201 thousand were exercisable at December 31, 2003.

In June 2003, the Board of Directors of the Company approved a change in the 2001 Stock Option Plan (“2001 Plan”). The Board of Directors of the Company authorized an amendment to the 2001 Plan reducing the number of common shares reserved and authorized for issuance by 5 million. Effective in June 2003, the total number of common shares approved for issuance under the 2001 Plan as authorized by the Board is reduced from 15 million to 10 million. The Company intends to file in the second quarter of 2004 an amendment to the existing S-8 registration statement to effect this change.

In June 2003, the Company’s Board of Directors approved the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan provides for the issuance of stock options exercisable to purchase up to 5 million shares of the Company’s common stock to employees, officers, directors and consultants. As of December 31, 2003, there were options to purchase 4.61 million shares under the 2003 Plan that were issued to such persons prior to the adoption of the 2003 Plan and lacked registration rights. Although approved by the Board, the Company intends to file an S-8 registration statement to register the 5 million shares issuable under the 2003 Plan. The range of the exercise prices for these options is $0.56 to $2.50 per share. The weighted-average exercise price of these options is $0.69 per share. There were 3.021 million options exercisable under the 2003 Plan as of December 31, 2003.

The Company also periodically grants options to purchase shares of restricted common stock. The shares underlying these options are not registered under the 1933 Act. As of December 31, 2003, there were options to purchase 220 thousand shares of common stock at a weighted average exercise price of $2.08 per share through 2003 were outstanding, of which 201 thousand were exercisable at December 31, 2003.

Option Grants Table

No options were granted to the Company’s Executive Officers during the year ended December 31, 2003.

The Company granted 1.150 million options to the Company’s Executive Officers during the year ended December 31, 2002. See “Other Arrangements”.

Aggregated Option Exercises In 2003 And Year-End Option Values/Table

Name	Shares Acquired on Exercise	Realized	Number of Unexercised Options at Year-end Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at year-end ($) Exercisable/ Unexercisable (1)
Michael I. Ruxin	--	--	1,350,000 / 1,400,000	$0 / 0
Thomas F. Marcinek	--	--	600,000 / 900,000	0 / 0
Gerald F. Willman	--	--	180,000 / 120,000	0 / 0
Gary L. Cook	--	--	50,000 / 0	0 / 0

No options were exercised during 2003 by the Company’s executive officers.

(1)	Based on the closing bid price of the Company’s Stock of $0.34 per share on December 31, 2003.

Long-Term Incentive Plan (“LTIP”) Awards Table

No long term incentive plan awards were granted by the Company to any of the executive officers or directors of the Company during the year ended December 31, 2003.

Compensation Of Directors

Standard Arrangements. Members of the Company’s Board of Directors are not compensated in their capacities as board members. However, the Company reimburses all of its officers, directors and employees for accountable expenses incurred on behalf of the Company. Currently, the Company does not pay any directors fees for attendance at board meetings.

Other Arrangements. During 2000, the Company also authorized the issuance of 35 thousand common shares to a director in his capacity as acting Principal Financial and Accounting Officer and Treasurer. Of the 35 thousand authorized shares, 21 thousand had been issued as of December 31, 2003. These shares will be issued at a rate of 7 thousand a year as they are earned. These shares were valued at $37 thousand, and $7 thousand in compensation expense was recognized during 2003 related to these shares. The Company has no other arrangements pursuant to which any director of the Company was compensated during the year ended December 31, 2003 for services as a director. Gary Cook resigned as the acting Principal Financial Officer and Treasurer on February 25, 2004.

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

Dr. Ruxin may terminate his employment with the Company upon the occurrence of any of the following events followed by written notice from the employee to the employer: the sale by Employer of substantially all of its assets; a decision by Employer to terminate its business and liquidate its assets; the merger or consolidation of Employer with another entity or an agreement to such a merger or consolidation or any other type of reorganization; employer makes a general assignment for the benefit of creditors, files a voluntary bankruptcy petition, there are material reductions in Employee’s duties and responsibilities without his written consent or a demotion from the position of President; termination by the Company of employee’s employment with the Company for any reason other than cause, or a five percent reduction in Employee’s base compensation (not including bonus).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Heng Fung currently beneficially holds 11.21 million shares (or approximately 40% of the voting rights) of the Company. Heng Fung has appointed five of the eight members of the Board of Directors of the Company. The directors appointed by Heng Fung are Fai H. Chan, Kwok Jen Fong, Robert H. Trapp, Tony T. W. Chan, and Gary L. Cook. Fai H Chan, Kwok Jen Fong and Tony T.W. Chan are also directors of Heng Fung. In addition, Heng Fung and its subsidiaries currently beneficially own warrants which may be exercised and/or converted into 12.186 million shares of the Company's common stock. Heng Fung owns 98.6% of Heng Fung Singapore Pte. Ltd., which, in turn, owns 100% of Online Credit. Heng Fung, Online Credit and Heng Fung Singapore Pte. Ltd., collectively are 10.4% shareholders of eVision. eVision owned 40% of the outstanding common stock of eBanker until November 2001 when it was transferred to Online Credit. Of the 12.186 million warrants beneficially owned by Heng Fung and subsidiaries, 1 million warrants are exercisable at $0.25 per share until April 14, 2008; 10.186 million warrants exercisable at $0.50 through July 1, 2011, and 1 million are exercisable at $0.25 per share until April 14, 2008. eVision owns 100% of the outstanding common stock of AFFC.

During 2001, the Company issued eBanker a total of 1.747 million unregistered shares of common stock of the Company in lieu of interest payments through July 1, 2003 on the $3.829 million note payable to eBanker.

Security Ownership of Beneficial Owners

The following table sets forth, as of February 28, 2004, the ownership of the Company’s common stock, based upon 24.552 million shares of common stock outstanding, by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) all persons known by the Company to beneficially own more than 5% of the Company’s common stock.

Amount and Nature of Beneficial Ownership(2)
Name and Address	Position With Company	Shares of Common Stock		Percent of Common Stock Out- Standing	Shares Underlying Derivative Securities		Combined Shares of Common Stock and Shares Underlying Derivative Securities	Combined Percent of Common Stock
Michael I. Ruxin, M.D	Chairman of	400,000		1.6%	1,356,250	(3)	1,756,250	6.8%
12600 W. Colfax	the Board and
Suite C-420	Chief
Lakewood, CO 80215	Executive
Officer and
Director
Fai H. Chan (1)	Director	11,210,195	(4)	45.7%	12,436,430	(5)	23,646,625	63.9%
2601, Island Place Tower
510 King's Road
North Point, Hong Kong
Gerald F. Willman, Jr	Director and	882,514	(6)	3.6%	192,000	(7)	1,074,514	4.3%
4925 Robert J. Mathews	Vice
Parkway, Suite 100	President Sales and
El Dorado Hills, CA 95762	Marketing
(Wyndgate
Technologies)
Thomas F. Marcinek	President and	20,500		0.1%	600,000	(9)	620,500	2.5%
4925 Robert J. Mathews	Chief
Parkway, Suite 100	Operating
El Dorado Hills, CA 95762	Officer
Kwok Jen Fong	Director	-0-		0.0%	150,000	(10)	150,000	0.6%
7 Tamasek Blvd
#43-03 Suntec
Tower One
Singapore 038987
Gary L. Cook	Director,	28,000		0.1%	50,000	(11)	78,000	0.3%
12600 W. Colfax	Acting
Suite C-420	Principal
Lakewood, CO 80215	Financial and
Accounting
Officer and
Treasurer
through
February 28,
2004

				Amount and Nature of Beneficial Ownership(2)
Name and Address	Position With Company	Shares of Common Stock		Percent of Common Stock Out- Standing	Shares Underlying Derivative Securities		Combined Shares of Common Stock and Shares Underlying Derivative Securities	Combined Percent of Common Stock
Robert H. Trapp	Director	-0-		0.0%	50,000	(12)	50,000	0.2%
1888 Sherman Street
Suite 500
Denver, CO 80203
Kim Geist	Secretary	-0-		0.0%	30,000	(13)	30,000	0.1%
12600 W. Colfax
Suite C-420
Lakewood, CO 80215
Tony T.W. Chan	Director	-0-		0.0%	40,000	(14)	40,000	0.2%
2601, Island Place Tower
510 King's Road
North Point, Hong Kong
David T. Chen	Director	-0-		0.0%	-0-		-0-	0.0%
315 SW 5th Avenue,
Suite 201
Portland, OR 97204
All Directors and Executive		12,541,209		51.1%	14,904,680		27,445,889	69.6%
Officers as a group (10
persons)
Heng Fung	None	11,210,195	(15)	45.7%	12,186,430	(16)	23,396,625	63.7%
2601, Island Place Tower
510 King's Road
North Point, Hong Kong
Global Med China & Asia	None	11,210,195	(17)	45.7%	11,186,430	(18)	22,396,625	62.7%
Limited
2601, Island Place Tower
510 King's Road
North Point, Hong Kong

     (1)Fai H. Chan is an officer, director and along with his wife an approximate 42% beneficial shareholder of Heng Fung and, therefore, is a beneficial owner of the shares beneficially owned by Heng Fung and its subsidiaries. Fong, Trapp, and Tony T. W. Chan are also officers, directors and/or shareholders of Heng Fung and/or certain of its subsidiaries; however, they disclaim beneficial ownership of the shares beneficially owned by Heng Fung and its subsidiaries. Heng Fung owns 98.6% of the outstanding common stock of Heng Fung Singapore Pte. Limited (“Heng Fung Singapore “). Heng Fung Singapore owns 100% of the outstanding common stock of Online Credit. Heng Fung and subsidiaries are shareholders of eVision. eVision owns and 100% of the outstanding common stock of AFFC, the underwriter of the Company’s initial public offering. eBanker, through a subsidiary, holds a security interest in: (i) 11,210,195 shares of the Company’s common stock; (ii) warrants to purchase 1,000,000 shares of the Company’s Common Stock, exercisable at $0.25 per share until April 14, 2008; and (iii) warrants to purchase 10,186,430 shares of the Company’s common stock, exercisable at $0.50 through July 1, 2011, eVision owns warrants to purchase 1,000,000 shares of the Company’s common stock, exercisable at $0.25 per share until April 14, 2008. As documented in notes 17 and 18 below, eBanker’s interest in Global Med in its entirety was transferred to GMCAL in October 2002.

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

     (3) Includes 6,250 shares underlying warrants issued in connection with the purchase of 10% Notes and 1,350,000 shares underlying options. Does not include 1,400,000 shares underlying options which are not exercisable within 60 days of the date hereof.

     (4) Includes 11,210,195 shares held in a security interest by a subsidiary of eBanker owned by subsidiaries of Heng Fung, of which Mr. Chan is an officer, director and shareholder.

     (5) Includes the following shares underlying derivative securities owned by subsidiaries of Heng Fung, of which Mr. Chan is an officer, director and, along with his wife, an approximate 42% beneficial shareholder: (i) 11,186,430 shares underlying warrants in which eBanker, through a subsidiary, maintains possession of the ownership interest transferred to GMCAL as security to vendor financing until such time as certain events occur; and (ii) 1,000,000 shares underlying warrants owned by eVision. Also includes 250,000 shares underlying options issued to Mr. Chan for services as a director of the Company.

     (6) Includes 346,481 shares owned by Lori J. Willman, the spouse of Mr. Willman.

     (7) Includes 180,000 shares underlying options owned by Mr. Willman and 12,000 shares underlying options owned by Lori J. Willman, the spouse of Mr. Willman. Does not include 120,000 shares underlying options owned by Mr. Willman and 8,000 shares underlying options owned by Mrs. Willman which are not exercisable within 60 days of the date hereof. Mr. Willman has granted individual options to certain employees of Wyndgate Technologies to purchase all or any part of 109,434 of his shares of the Company, exercisable until September 21, 2005.

     (8) Not used.

     (9) Includes 600,000 shares underlying options. Does not include 900,000 options which are not exercisable within 60 days of the date of February 28, 2004.

     (10) Includes 150,000 shares underlying options.

     (11) Includes 50,000 shares underlying options. Does not include 7,000 shares which do not vest within 60 days of the date of February 28, 2004.

     (12) Includes 50,000 shares underlying options.

     (13) Includes 30,000 shares underlying options. Does not include 15,000 shares underlying options which are not exercisable within 60 days of the date of February 28, 2004.

     (14) Includes 40,000 shares underlying options. Does not include 10,000 shares underlying options which are not exercisable within 60 days of the date of February 28, 2004.

     (15) Includes the following shares owned by subsidiaries of Heng Fung: (i) 3,050,000 shares owned by Online Credit.; and (ii) 11,210,195 shares in which a subsidiary of eBanker holds a security interest.

     (16) Includes the following shares underlying derivative securities owned by subsidiaries of Heng Fung: (i) 11,186,430 shares underlying warrants in which a subsidiary of eBanker holds a security interest.; and (ii) 1,000,000 shares underlying warrants owned by eVision.

     (17) Global Med China & Asia Limited (GMCAL) owns 11,210,195 shares. eBanker transferred 11,210,195 shares to GMCAL in October 2002.

     (18) GMCAL owns 10,186,430 warrants. eBanker subsidiary transferred 10,186,430 warrants to GMCAL in October 2002. In addition, includes 1,000,000 shares underlying warrants owned by eVision.

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

As of December 31, 2002, the Company’s Board of Directors had approved borrowings to a related party totaling $370 thousand. During the year ended December 31, 2002, the Company’s Notes Receivable, related party balance, increased $290 thousand to a total of $370 thousand as a result of funds advanced in the form of promissory notes to this entity controlled by a, now formerly, director of the Company, Jeff Busch. The notes bear interest at 12% per year and mature in 2006. During the year ended December 31, 2001, the Company had lent $80 thousand to this entity. In addition, the CEO and Chairman of Global Med, Michael I. Ruxin, was also on the board of directors of this entity controlled by Jeff Busch. Dr. Ruxin resigned as a director of the related entity effective December 12, 2002. Jeff Busch resigned his position as a director of the Company and PeopleMed effective December 12, 2002. As a result, Jeff Busch and the entity controlled by Jeff Busch are no longer related parties of the Company. On March 10, 2003 the Company’s Board of Directors approved and subsequently funded additional borrowings to this entity controlled by Jeff Busch in the amount of $30 thousand.

During 2003, 2002 and 2001, eVision provided the Company with various accounting services. The Company recognized $48 thousand, $52 thousand, and $123 thousand in general and administrative expenses related to these services. During 2003, 2002, and 2001, the Company incurred $508 thousand, $460 thousand, and $453 thousand, respectively, in interest charges from debt originally financed by eBanker, and subsequently transferred to GMCAL and then GMIL. Ebanker, GMCAL, and GMIL are entities that are controlled by Heng Fung. Global Med International Holdings Limited (“GMIHL”) is a subsidiary of eBanker. The Company incurred $24 and $12 thousand in interest charges from GMIHL during 2003 and 2002, respectively, and none during 2001.

See also ITEM 1 “FINANCING AGREEMENTS WITH RELATED PARTIES.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional services rendered by Ehrhardt Keefe Steiner & Hottman P.C. for the audit of the Company’s consolidated financial statements as of and for the years ended December 31, 2003 and 2002, and fees billed for other services rendered by Ehrhardt Keefe Steiner & Hottman PC during those periods.

	Years Ended December 31, 2003	December 31, 2002
Audit Fees	$58,514	$55,225
Audit and Tax Related Fees (1)	$13,302	$ 5,433
Tax Fees (2)	$15,000	$15,705

(1)	Audit-and Tax Related Fees are for assurance and tax related services. The primary component of these fees was research activity with respect to certain accounting and tax issues.
(2)

Tax fees in 2002 primarily related to advice and assistance with respect to tax compliance matters. For 2003, the Company has not yet filed its 2003 returns and minimal work has been done to date on these returns. The Company has accrued approximately $15,000 in its balance sheet for performance of these services for the tax return for the year ended December 31, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits.

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted

(b) Current Reports on Form 8-K:

A Current Report on Form 8-K was filed November 18, 2003 announcing the Company’s financial statement results for the period ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC. A Colorado Corporation

Date: April 14, 2004

By: /s/ Michael I. Ruxin Michael I. Ruxin, Chairman of the Board and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Date: April 14, 2004

By: /s/ Michael I. Ruxin Michael I. Ruxin, Chairman of the Board and Chief Executive Officer and Director and Acting Principal Accounting and Financial Officer

Date: April 14, 2004

By: /s/ Thomas F. Marcinek Thomas F. Marcinek, President and Chief Operating Officer

Date: April 14, 2004

By: /s/ Gary L. Cook Gary L. Cook, Director, Acting PrincipalFinancial and Accounting Officer Treasurer through February 28, 2004

Date: April 14, 2004

By: /s/ Gerald F. Willman, Jr. Gerald F. Willman, Jr., Director and Wyndgate Vice President Sales and Marketing (Wyndgate Technologies)

Date: April 14, 2004

By: /s/ Fai H. Chan Fai H. Chan, Director

Date: April 14, 2004

By: /s/ Robert H. Trapp Robert H. Trapp, Director

Date: April 14, 2004

By: /s/ Kwok Jen Fong Kwok Jen Fong, Director

Date: April 14, 2004

By: /s/ Tony T.W. Chan Tony T.W. Chan, Director

Date: April 14, 2004

By: /s/ David T. Chen David T. Chen

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS

TO

FORM 10-K

GLOBAL MED TECHNOLOGIES, INC.

and SUBSIDIARY

EXHIBIT INDEX

    Exhibit
    Number                                                     DESCRIPTION

3.1	Amended and Restated Articles of Incorporation, filed June 2, 1995 (1)

3.2	Articles of Amendment to the Articles of Incorporation, filed March 5, 1996 (1)

3.3	Articles of Amendment to the Articles of Incorporation, filed May 30, 1996 (1)

3.4	Bylaws, as amended (1)

3.5	Amended and Restated Articles of Incorporation, dated Paril 16, 2001 (10)

4.1	Form of Representative’s Warrants to Purchase Units (1)

4.2	Form of Class A common stock Purchase Warrant Certificate (1)

4.3	Specimen copy of stock certificate for common stock, $.01 par value (1)

10.1	Lease Agreement, dated April 15, 1992, and Lease Addendums, dated April 8, 1992 and October 21, 1994 (1)

10.2	Lease Agreement, dated July 19, 1995, and Lease Addendum (1)

10.3	Employment Agreement, dated May 24, 1995, between the Company and Michael I. Ruxin, as amended July 8, 1995, August 1, 1995, September 21, 1995 and July 15, 1996 (1)

10.4	Employment Agreement, dated May 24, 1995, between the Company and William J. Collard, as amended July 22, 1996 (1)

10.5	Employment Agreement, dated June 28, 1995, between the Company and Joseph F. Dudziak (1)

10.6	Employment Agreement, dated February 8, 1996, between the Company and L.E. “Gene” Mundt (1)

10.7	Amended and Restated Stock Option Plan, as amended on May 5, 1995, May 29, 1996 and December 11, 1996 (1)

10.7(A)	Amendment dated March 31, 1997, to the Amended and Restated Stock Option Plan. (2)

10.8	Voting Agreement, dated May 23, 1995 (1)

10.9	Shareholders’ Agreement dated August 16, 1991, as amended on May 5, 1995 September 1996, June 24, 1996, July 25, 1996, Consent and Waiver, dated July 12, 1996, and Rescission of Shareholder’s Agreement, dated June 22, 1996 (1)

10.10	Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.11	Form of Drug Testing Service Contract (1)

10.12	Form of License Agreements (1)

10.13	Warrant Agreement, dated February 11, 1997, between Global Med and American Securities Transfer & Trust, Inc. (1)

10.14	Exclusivity and Software Development Agreement, dated November 14, 1996, between and among Global Med and Ortho Diagnostic Systems Inc. (1)

10.15	Amendment, dated November 14, 1996, to Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.16	Amendment, dated January 14, 1997, to Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.17	Interim Management Agreement, dated July 7, 1997, between the Company and National Medical Review Offices, Inc. (1)

10.18	Asset Purchase Agreement, dated August 18, 1997, between the Company and National Medical Review Offices, Inc. (1)

10.19	Third Amendment to Exclusivity and Software Development Agreement, dated September 17, 1997 between Global Med and Ortho Diagnostic Systems, Inc. (1)

10.20	Second Amended and Restated Stock Option Plan, as amended October 3, 1997 and December 2, 1997 (3)

10.21	Fourth Amendment to Exclusivity and Software Development Agreement, dated December 22, 1997 between Global Med and Ortho Diagnostic Systems, Inc. (4)

10.22	Development Agreement, dated July 12, 1996 between Global Med and The Institute for Transfusion Medicine, dated July 12, 1996, as amended January 12, 1998 (4)

10.23	Loan Commitment, dated April 14, 1998, between Heng Fung Finance Company Limited and the Company, as amended on April 16, 1998 (4)

10.24	Loan Commitment, dated April 14, 1998, between Fronteer Capital, Inc. and the Company, as amended on April 16, 1998 (4)

10.25	Amendment to Loan Commitment, dated April 16, 1998, between Heng Fung Finance Company Limited and the Company (4)

10.26	Amendment to Loan Commitment, dated April 16, 1998, between Fronteer Capital, Inc. and the Company (4)

10.27	Second Amendment to Loan Commitments, dated April 20, 1998 between the Company, Heng Fung Finance Company Limited and Fronteer Capital, Inc. (4)

10.28	Employment Agreement, dated August 1, 1998, between the Company and Michael I. Ruxin (5)

10.29	Employment Agreement, dated August 1, 1998, between the Company and Alan K. Geddes (5)

10.30	Employment Agreement, dated August 1, 1998, between the Company and Thomas F. Marcinek (5)

10.31	Consultancy Agreement, dated August 1, 1998, between the Company and Jeffrey M. Busch, Esq. (5)

10.32	Warrant to Purchase Common Shares dated April 20, 1998, issued by the Company to Heng Fung Finance Company Limited (5)

10.33	Warrant to Purchase Common Shares dated April 20, 1998, issued by the Company to Fronteer Capital, Inc.(5)

10.34	Loan Agreement, dated August 12, 1998, between the Company and Heng Fung Finance Company Limited (5)

10.35	Loan Agreement, dated August 12, 1998, between the Company and Fronteer Capital, Inc. (5)

10.36	Personal Guaranty, dated August 12, 1998, by Michael I. Ruxin, M.D. as Guarantor, the Company as Debtor and Fronteer Capital, Inc. as Beneficiary (5)

10.37	Assignment, Assumption and Consent Agreement, dated September 28, 1998, by the Company, Michael I. Ruxin, M.D., Fronteer Capital Inc. and Fronteer Development Finance, Inc. (5)

10.38	Loan and Warrant Purchase and Sale Agreement, dated October 7, 1998, between the Company, Heng Fung Finance Company Limited and Fronteer Development Finance (5)

10.39	Promissory Note, dated October 30, 1998, by the Company as Maker and Fronteer Development Finance as the Holder (5)

10.40	Warrant to Purchase Common Shares, dated October 30, 1998, issued by the Company to Fronteer Development Finance Inc. (5)

10.41	Promissory Note, dated October 26, 1998, by the Company as Maker and Fronteer Development Finance, Inc. as the Holder (5)

10.42	Promissory Note, dated October 26, 1998, by the Company as the Maker and Heng Fung Finance Company Limited as the Holder (5)

10.43	Warrant to Purchase Common Shares, dated October 26, 1998, issued by the Company to Fronteer Development Finance, Inc. (5)

10.44	Warrant to Purchase Common Shares, dated October 26, 1998, issued by the Company to Heng Fung Finance Company Limited (5)

10.45	Employment Agreement, dated February 1, 1999, between the Company and James Flynt (6)

10.46	Bridge Loan Agreement, dated March 18, 1999, between the Company and eBanker USA.Com, Inc. (6)

10.47	First Amendment to Loan Agreement among the Company, Michael I. Ruxin, M.D., eBanker USA.Com, Inc. and Heng Fung Finance Company Limited, dated March 18, 1999 (6)

10.48	Office Lease between the Company and Golden Hill Partnership, dated January 11, 1999 (6)

10.49	Standard Industrial/Commercial Multi-Tenant Lease between the Company and James W. Cameron, Jr., dated February 8, 1999 (6)

10.50	Settlement Agreement and Release of All Claims between the Company and William J. Collard and Hollis Gailey, dated December 22, 1998 (6)

10.51	Bridge Loan Agreement, dated April 13, 1999, between the Company and Heng Fung Finance Company Limited (7)

10.52	Revised Bridge Loan Agreement, dated May 7, 1999, between the Company and eBanker USA.com, Inc. (7)

10.53	Loan Agreement dated April 12, 2000 between the Company and eBanker (8)

10.54	Loan Agreement dated April 14, 2000 between the Company and eBanker (8)

10.55	Loan extension dated April 14, 2000 between the Company and eBanker (8)

10.56	Loan Agreement dated November 19, 2000 between the Company and eBanker (9)

10.57	Interest payment option dated March 21, 2001 between the Company and eBanker (9)

10.58	2001 Stock Option Plan (11)

10.59	Amended and Restated 1997 Stock Compensation Plan (12)

10.60	Employment Agreement, executed October 31, 2002, between the Company and Gerald F. Willman Jr, effective July 1, 2004 and ending November 1, 2008 (13)

10.61	Employment Agreement, executed November 1, 2002, between the Company and Michael I. Ruxin, effective August 1, 2003 and ending August 1, 2008 (13)

10.62	Employment Agreement, executed October 31, 2002, between the Company and Tim Pellegrini, effective April 1, 2004 and ending November 1, 2008 (13)

10.63	Employment Agreement, executed October 31, 2002, between the Company and Miklos Csore, effective November 1, 2003 and ending November 1, 2008 (13)

10.64	Employment Agreement, executed November 4, 2002, between the Company and Thomas F. Marcinek, effective November 2, 2003 and ending November 2, 2008 (13)

10.65	Termination Agreement, executed December 19, 2002, between the Company and a significant customer. (14)

10.66	Amendment to the Loan Restructuring and Restatement Agreement. (14)

10.67	Fourth Amendment to the Loan Restructuring and Restatement Agreement.

10.68	Global Med Technologies, Inc. 2003 Stock Option Plan.

21	Subsidiaries of the Company

23	Consent of Independent Auditors - Ehrhardt Keefe Steiner & Hottman PC

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Acting Chief Financial Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chairman and Chief Executive Officerv pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Proxy and Right of First Refusal Agreement, dated November 14, 1996, between and among Ortho Diagnostic Systems Inc. and Michael I. Ruxin, William J. Collard, Gerald F. Willman, Jr., Lori J. Willman, Timothy Pellegrini and Gordon Segal (1)

_______________________
(1)	The documents identified are incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 333-11723).

(2)	Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-28155).

(3)	Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-45031).

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997.

(5)	Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-52761).

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

(7)	Incorporated by reference from the Company’s Form 10-QSB for the quarterly period ended March 31, 1999.

(8)	Incorporated by reference from the Company’s Form 10-QSB for the quarterly period ended March 31, 2000.

(9)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended March 31, 2001.

(10)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A dated March 15, 2001.

(11)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-60674)

(12)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-60672)

(13)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2002.

(14)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2002.

Independent Auditors’ Report

Board of Directors
Global Med Technologies, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Global Med Technologies, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the three years ended December 31, 2003, 2002, and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Med Technologies, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the three years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado
February 6, 2004
except for Notes 2 and 11 as to which
are dated April 14, 2004

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 983	1,007
Accounts receivable-trade, net of allowance for uncollectible accounts
of $95 and $84 in 2003 and 2002, respectively	286	648
Accrued revenues, net of allowance for uncollectible accounts of
$30 and $76 in 2003 and 2002, respectively	72	185
Prepaid expenses and other assets	97	177

Total current assets	1,438	2,017
EQUIPMENT, FURNITURE AND FIXTURES, AT COST:
Furniture and fixtures	393	387
Machinery and equipment	305	302
Computer hardware and software	1,783	1,733

	2,481	2,422
Less accumulated depreciation and amortization	(2,243)	(2,136)

Net equipment, furniture and fixtures	238	286
CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
net of accumulated amortization of $3,210 and $2,866,
Respectively	52	377
NOTES RECEIVABLE, RELATED PARTY	--	370
NOTES RECEIVABLE, and accrued interest	481	--

Total assets	$ 2,209	3,050

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	December 31,
	2003	2002
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 304	177
Accrued expenses	623	673
Accrued payroll	174	162
Accrued compensated absences	501	467
Noncompete accrual	35	35
Deferred revenue	1,375	1,142
FINANCING AGREEMENTS, RELATED PARTY, net of	--	188
discount of $0 and $12, respectively

Total current liabilities	3,012	2,844
DEFERRED REVENUE, less current portion	14	759
FINANCING AGREEMENTS, RELATED PARTY	529	3,829
INDEBTEDNESS DUE IN 2004, REFINANCED AS
PREFERRED STOCK IN 2004, RELATED PARTY	3,500	--

Total liabilities	7,055	7,432

COMMITMENTS AND CONTINGENCIES (Notes 2, 5 and 9)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value: Authorized shares - 10,000;	--	--
none issued or outstanding
Common stock, $.01 par value: Authorized shares - 90,000;	245	245
issued and outstanding shares-24,545 and 24,538 at
December 31, 2003 and 2002, respectively
Additional paid-in capital	34,631	34,599
Warrants and interest, parent company	--	(348)
Stock options issued for prepaid services	--	(34)
Accumulated deficit	(39,722)	(38,844)

Total stockholders’ deficit	(4,846)	(4,382)

Total liabilities and stockholders’ deficit	$ 2,209	3,050

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Year Ended December 31
	2003	2002	2001
REVENUES:
License fees, maintenance and usage fees	$ 4,853	4,717	4,869
Implementation and consulting services	1,661	1,910	1,355

	6,514	6,627	6,224

COST OF REVENUES:
License fee, maintenance and usage fees	1,391	1,200	1,460
Implementation and consulting services	1,225	1,421	1,050

	2,616	2,621	2,510

Gross profit	3,898	4,006	3,714
OPERATING EXPENSES:
General and administrative	2,057	1,945	2,529
Sales and marketing	1,442	1,426	1,545
Research and development	595	465	306
Depreciation and amortization	107	154	254

Operating expenses	4,201	3,990	4,634

Income (loss) from operations	(303)	16	(920)
OTHER INCOME (EXPENSES):
Interest income	86	15	25
Interest expense	(2)	(9)	(25)
Interest expense to related party	(532)	(472)	(453)
Financing costs to related party	(127)	(255)	(317)

Loss before taxes	(878)	(705)	(1,690)

Income tax expense	--	--	--

Net loss	$ (878)	(705)	(1,690)

Basic and diluted loss per common share	$ (0.04)	(0.03)	(0.07)

Weighted average number of common shares
Outstanding	24,545	24,487	23,300

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT
(In thousands)

	Common Stock		Additional paid-in	Warrants & Interest, parent	Stock Options Issued for Prepaid	Accumulated
	Shares	Amount	Capital	Company	Services	Deficit	Total
Balances, December 31, 2000	22,229	$ 222	32,482	--	--	$(36,449)	(3,745)
Issuance of common stock for payment
of interest, related party
(see note 2 )	1,747	17	1,171	--	--	--	1,188
Prepaid interest to parent company
(see note 2), net of
amortization of $507	--	--	--	(681)	--	--	(681)
Issuance of warrants to related
party (see note 2)	--	--	510	--	--	--	510
Issuance of warrants for refinancing
costs(see note 2), net of
amortization of $128	--	--	--	(382)	--	--	(382)
Issuance of options to consultants	--	--	15	--	--	--	15
Issuance of common shares for
services	13	1	10	--	--	--	11
Issuance of common shares for
services, related party	267	3	169	--	--	--	172
Net loss	--	--	--	--	--	(1,690)	(1,690)

Balances, December 31, 2001	24,256	$ 243	34,357	(1,063)	--	(38,139)	(4,602)
Prepaid interest to parent company
(see note 2)	--	--	--	460	--	--	460
Amortization of warrants issued for
financing costs (see note 2)	--	--	--	255	--	--	255
Stock options issued for prepaid
services	--	--	48	--	(34)	--	14
Issuance of common shares for cash
net of Offering costs (see note 6)	222	2	95	--	--	--	97
Issuance of options to consultants	--	--	13	--	--	--	13
Issuance of common shares for
services	3	--	2	--	--	--	2
Issuance of common shares for
intellectual property	50	--	52	--	--	--	52
Issuance of PeopleMed common stock
for intellectual property	--	--	25	--	--	--	25
Issuance of common shares for
services, related party (see
note 6)	7	--	7	--	--	--	7
Net loss	--	--	--	--	--	(705)	(705)

Balances, December 31, 2002
	24,538	$ 245	$ 34,599	$ (348)	$ (34)	$(38,844)	$(4,382)

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock		Additional paid-in	Warrants & Interest, parent	Stock Options Issued for Prepaid	Accumulated
	Shares	Amount	Capital	Company	Services	Deficit	Total
Balances, December 31, 2002	24,538	$245	34,599	$(348)	$(34)	$(38,844)	(4,382)
Prepaid interest to parent company	--	--	--	221	--	--	221
(see note 2)
eBanker warrants (see notes 3 and 5)	--	--	--	127	--	--	127
Stock options issued for prepaid
services	--	--	--	--	34	--	34
Issuance of options to consultants	--	--	25	--	--	--	25
Issuance of common shares for
services, related party (see note 5)	7	--	7	--	--	--	7
Net loss	--	--	--	--	--	(878)	(878)

Balances, December 31, 2003	24,545	$245	34,631	--	--	(39,722)	(4,846)

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(878)	(705)	(1,690)
Adjustments to reconcile net loss to net cash provided by (used
in) operating activities:
Depreciation and amortization	107	154	254
Amortization of software development costs	344	481	597
Amortization of financing costs, related party	127	255	317
Issuance of common stock for payment of interest, related party	221	460	453
Amortization of discount on note payable, related party	12	12	--
Issuance of common stock, options and warrants
for services and other	66	36	383
Bad debt expense, (credit)	(35)	24	95
Non-cash settlements	(924)	--	--
Changes in operating assets and liabilities:
Accounts receivable-trade	351	106	(24)
Accrued revenues, net	159	241	(255)
Prepaid expenses and other assets	20	(24)	22
Notes receivable, accrued interest	(81)	--	--
Accounts payable	127	(85)	(203)
Accrued expenses	(50)	(156)	(133)
Accrued payroll	12	(53)	56
Accrued compensated absences	34	38	51
Deferred revenue	412	(237)	(23)

Net cash provided by (used in) operating activities	24	547	(100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(59)	(195)	(12)
Notes receivable, related party	--	(290)	(80)
Issuances of notes receivable	(30)	--	--
Funded software development	--	149	--
Maturities of investments	60	--	--
Increase in capitalized software development costs	(19)	(122)	(208)

Net cash used in investing activities	(48)	(458)	(300)

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	--	$ 200	$ --
Principal payments under capital lease obligations	--	(56)	(133)
Issuance of common stock, net of offering costs	--	97	--

Net cash provided by (used in) financing activities	--	241	(133)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24)	330	(533)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,007	677	1,210

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 983	$ 1,007	$ 677

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:

Cash paid for interest in 2003, 2002 and 2001 was $202 thousand, $9 thousand, and $25 thousand, respectively. Of the $202 thousand in cash paid for interest in 2003, $200 thousand was paid to Global Med International Holdings Limited on behalf of Global Med China & Asia Limited. Of the $9 thousand and $25 thousand paid in interest in 2002 and 2001, none was paid to eBanker USA.com, Inc.

The Company recognized expenses of approximately $34 thousand, and $25 thousand for the years ended December 31, 2003 and 2002, respectively, related to the issuance of options mainly for prepaid marketing and consulting expenses. These amounts are classified in sales and marketing expenses in the accompanying statement of operations. In 2002, Global Med issued 25 thousand Global Med options and 25 thousand PeopleMed options as consideration for current and future services to be provided to the Company. These options were valued at $48 thousand. The expenses associated with these options are included in the amounts documented above.

The Company issued common shares to a related party for services valued at $7 thousand, $7 thousand and $7 thousand, for each of the years in the three-year period ended December 31, 2003.

The Company issued 50 thousand shares of common stock and PeopleMed issued 25 thousand shares of common stock as consideration for intellectual property used in the development of software during the year ended December 31, 2002. These shares were valued at $77 thousand.

The Company recognized $924 thousand in non-cash settlements during the year ended December 31, 2003, and none in 2002 or 2001. The details of the non-cash settlements are disclosed in Note 1 of the Consolidated Financial Statements, under “Non-Cash Settlements.”

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

RELATED PARTIES

Global Med is financed primarily through lending arrangements with Global Med China International Limited (“GMIL”). These lending arrangements were originated by eBanker USA.com, Inc. (“eBanker”.) transferred, along with eBanker’s ownership in Global Med, to Global Med China Asia Limited (“GMCAL”) in October 2002, and then the lending arrangements were transferred to GMIL in September 2003. Until November 28, 2001, eBanker was a consolidated subsidiary of eVision International, Inc. (“eVision”). eVision is 10.4% owned by Heng Fung Holdings Limited (“Heng Fung”) and its subsidiary, Online Credit (“Online Credit”) and Heng Fung Singapore Ptc. Limited. Currently, GMCAL is a shareholder of Global Med. Until November, 2001 and November 2002, eVision was also a shareholder of Global Med. Additionally, eVision and GMCAL each hold warrants to acquire 1 million and 11.186 million shares, respectively, of Global Med’s common stock with exercise prices that range from $0.25-$0.50 per share. As discussed further below and in the accompanying financial statements, in November 2000, eBanker and Global Med entered into a series of equity transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision effective November 2000.

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

During 2003, 2002 and 2001, eVision provided the Company with various accounting services. The Company recognized $48 thousand, $52 thousand, and $123 thousand, respectively, in general and administrative expenses related to these services. During 2003, 2002, and 2001, the Company incurred $508 thousand, $460 thousand, and $453 thousand, respectively, in interest charges from eBanker. Global Med International Holdings Limited (“GMIHL”) is a subsidiary of eBanker. The Company incurred $24 thousand, and $12 thousand in interest charges from GMIHL during 2003 and 2002, respectively, and none during 2001. As discussed further in note 2, Global Med has an outstanding note payable as of December 31, 2003 of $200 thousand to GMIHL. During 2003, 2002, and 2001, all of the Company’s financing costs were derived from arrangements with eBanker, GMCAL, or GMIHL.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 21, 2002, the Company’s Board of Directors had independently approved borrowings to a related party totaling $370 thousand. During the year ended December 31, 2002, the Company’s Notes Receivable, related party balance, increased $290 thousand to a total of $370 thousand as a result of funds advanced in the form of promissory notes to this entity controlled by a director, now formerly a director, of the Company, Jeff Busch. The notes bear interest at 12% per year and mature in 2006. During the year ended December 31, 2001, the Company had lent $80 thousand to this entity. In addition, the CEO and Chairman of Global Med, Michael I. Ruxin, was also on the board of directors of this entity controlled by Jeff Busch. Dr. Ruxin resigned as a director of the related entity effective December 12, 2002. Jeff Busch resigned his position as a director of the Company and PeopleMed effective December 12, 2002. As a result, Jeff Busch and the entity controlled by Jeff Busch are no longer related parties of the Company. On March 10, 2003 the Company’s Board of Directors approved and subsequently funded additional borrowings to the entity controlled by Jeff Busch in the amount of $30 thousand.

Prior to the fourth quarter of 2003, the Company, had a valuation allowance on all of the interest income associated with the note receivable discussed above. Although the financial status of the entity that was lent the $400 thousand notes receivable did not warrant a reserve for the principal amount of the notes receivable because the Company believed no impairment existed, no interest income was recognized prior to the fourth quarter of 2003. Subsequent to the year ended December 31, 2003, the Company, which prior to this had not received any monies from the entity to whom the note receivable was lent, received $42 thousand from this entity for services to be performed. Based on the improvements in the entities financial status and the receipt of monies from the entity, the Company effectively removed the valuation allowance from the interest income on the note receivable. Of the $81 thousand in interest income recognized in 2003, $27 thousand and $7 thousand related to interest income for the years ended December 31, 2002 and 2001, respectively.

As a result of these transactions and relationships, the financial condition and results of operations Global Med may not necessarily by indicative of those that would have resulted if Global Med were unaffiliated with the related party entities mentioned above.

BASIS OF PRESENTATION

During 2003, the Company incurred a net loss of $878 thousand and provided $24 thousand of cash from operations. For the year ended December 31, 2002 and 2001, the Company provided $547 thousand and used $100 thousand respectively, in operating activities. On July 1, 2001, the note payable with eBanker was automatically extended to July 1, 2003. On April 7, 2003, GMCAL and Global Med entered into an agreement to extend the repayment date of the $3.829 million loan from July 1, 2003 to January 1, 2004. As part of the extension agreement, Global Med agreed to pay GMCAL a fee of $287 thousand which includes the extension fee and all interest due for the period from July 1, 2003 to January 1, 2004. Global Med paid to GMIHL on behalf of GMCAL $200 thousand of the $287 thousand extension fee and the remaining $87 thousand for the extension fee was accrued in the accompanying balance sheet as of December 31, 2003. The accrued interest in the amount of $87 thousand was paid in April 2004.

Management anticipates that the cash, accounts receivable balances, recurring revenues, proceeds from the future sales of common stock, and any future financing activities will be used to fund the Company’s anticipated research and development costs, sales and marketing efforts during the remainder of 2004 and for general working capital purposes. The Company continues to pursue financing alternatives through the issuance of additional equity or debt.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Global Med and its majority-owned subsidiary. Intercompany accounts and transactions are eliminated in consolidation. There is no minority interest reflected in the consolidated balance sheets at December 31, 2003 and 2002 because PeopleMed had a stockholders’ deficit.

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

CREDIT RISK AND MARKET RISK

Accounts receivable at December 31, 2003 and 2002 are derived from SafeTrace and from SafeTrace Tx sales and related services to blood centers and blood center service providers located in the United States. Historically, the Company has not required collateral or other security to support customer receivables. In order to reduce credit risk, the Company requires substantial down payments and progress payments during the course of an installation of its software products. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk specific to customers.

The Company has customers located in numerous locations across the United States and Puerto Rico and sales are not concentrated in any geographic or economic region. All of PeopleMed’s customers are located in the State of Colorado.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLES AND ACCRUED REVENUES

The  Company regularly evaluates the collectibility of its trade accounts receivable and unbilled receivables balances based on a combination of factors. The Company establishes a general reserve for accounts receivable. In addition, when a customer’s account becomes past due, the Company initiates dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it expects to recover given all information presently available. The Company also records reserves for bad debt for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. The Company’s allowance for uncollectible accounts receivable and unbilled receivables totaled $125 thousand and $160 thousand, respectively, at December 31, 2003 and 2002 and is included on the consolidated balance sheet as a reduction of accounts receivable and accrued revenues.

EQUIPMENT, FURNITURE AND FIXTURES

Equipment, furniture and fixtures are stated at cost. Depreciation and amortization, which includes amortization of assets under capital leases, is based on the straight-line method over estimated useful lives ranging from three to five years.

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by the asset are less than its carrying value. Measurement of the impairment loss is based on the fair value of the asset, which is generally determined using valuation techniques such as discounted present value of expected future cash flows. Management does not believe current events or circumstances indicate that the Company’s long-lived assets are impaired at December 31, 2003 or 2002.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SOFTWARE DEVELOPMENT COSTS

In accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company capitalizes software development and production costs once technological feasibility has been achieved. Software development costs incurred prior to achieving technological feasibility are included in research and development expense in the accompanying statements of operations.

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Commencing upon the initial product release or when software development revenue has begun to be recognized, these costs are amortized, based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, generally three years. During the quarter ended September 30, 2001, the company revised its estimated period for amortizing capitalized software development costs for SafeTrace Tx from three to approximately four years. The change in estimate was based primarily on a revised product life cycle of this product and future revenue estimates. For the years ended December 31, 2003, 2002 and 2001, the Company recorded approximately $344 thousand, $481 thousand, and $597 thousand of amortization, of software development costs, respectively. During the year ended December 31, 2003, the Company wrote down approximately $77 thousand in costs associated with capitalized software development for certain PeopleMed.com products. These costs related to the underlying protocols that could be used in PeopleMed’s software. The protocols were received in January of 2002 and as a of December 31, 2003 had not been used incorporated into PeopleMed’s software, and the Company has no current plans to do so. This expense was included in software amortization during 2003. Amortization of capitalized software costs is included in cost of revenues in the accompanying statements of operations.

For the last six months of fiscal year 2002, and during the year ended December 31, 2003, the Company did not capitalize any costs related to SafeTrace Tx. The Company discontinued capitalizing costs related to this product during this period, because the remaining period for amortizing software development costs was less than one year. The Company will continue to not capitalize additional software development costs for SafeTrace Tx until such time as the product life cycle is revised.

During the year ended December 31, 2002, the Company received $149 thousand in funded software development from a PeopleMed customer in conjunction with the development of software for this customer. This funding reduced the capitalized software development costs associated with this product.

NONCOMPETE AGREEMENTS

In 1996, the Company entered into non-compete agreements with certain key employees. The provisions of these non-compete agreements with these employees have expired. At December 31, 2003 and 2002, $35 thousand remains payable whenever sufficient cash flow, as defined, is available as determined by the Company’s Board of Directors.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.”

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

Non-Cash Settlements

In April 2003, the Company signed an agreement with its SafeTrace Tx development partner, The Institute for Transfusion Medicine (“ITXM”), related to ITXM’s purchase of certain software from the Company. In addition to certain cash consideration for the software purchase, ITXM agreed to relinquish any rights that ITXM had to existing and future royalties. As of April 2003, the Company owed ITXM approximately $121 thousand for royalties on the sale of SafeTrace Tx. In addition, ITXM relinquished its right to receive future royalties on SafeTrace Tx sales which were assessed at 4% of the net software license fee. ITXM, as part of this agreement, also relinquished the right to receive future upgrades and maintenance and support that were part of a January 1998 settlement agreement associated with the development of SafeTrace Tx. The remaining value of these penalties as of the signing of the agreement was approximately $267 thousand and was previously included in deferred revenue. As a result, the Company recognized approximately $388 thousand in revenues as a result of the reduction in liabilities associated with the delivery of certain software to ITXM. Therefore, for the year ended December 31, 2003, approximately $388 thousand in revenues related to this non-cash consideration is included in the Company’s statement of operations.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In June 2003, the Company signed a settlement agreement (the “Settlement Agreement”) with Ortho Clinical Diagnostics, Inc. (“Ortho”), whereby by all of the Company’s outstanding obligations to and from Ortho were released. As a result, the Company was released from its obligation to provide Ortho with $500 thousand in software development work for which it had received payment from Ortho in 1997 as part of the exclusivity agreement the Company signed with Ortho in 1997. In addition, the Company was released from all other obligations to Ortho which included liabilities amounting to approximately $36 thousand for sales distribution commissions. For the year ended December 31, 2003, the Company recognized $500 thousand in revenues associated with this Settlement Agreement and Ortho’s waiver of its right to software development services and a reduction in sales and marketing expenses of $36 thousand associated with the release of the Company from its obligation to pay commissions to Ortho for prior sales. Therefore, for the year ended December 31, 2003, approximately $500 thousand in revenues related to this non-cash consideration is included in the Company’s statement of operations.

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

SIGNIFICANT CUSTOMERS

During the year ended December 31, 2003, the Company had one Wyndgate customer that accounted for $677 thousand or 10.4% of revenues. During the year ended December 31, 2002, the Company had one PeopleMed customer that accounted for 15.4% or $1.022 million, of the Company’s revenues. Of the $1.022 million in revenues, $500 thousand was attributable to the customer terminating a five-year contract with PeopleMed. During the year ended December 31, 2001 there were no customers accounting for more than 10% of the Company’s revenues.

On December 19, 2002, Global Med’s subsidiary, PeopleMed, signed a termination agreement (the “Termination Agreement”) with a significant customer (“Significant Customer”) to terminate the five (5) year Chronic Disease Management Purchase Agreement between PeopleMed and the Significant Customer that was set to expire on December 31, 2005. The Termination Agreement is Effective December 1, 2002. As part of the Termination Agreement, the Significant Customer paid PeopleMed a termination fee of $800 thousand. Of the $800 thousand termination fee, an amount not to exceed $350 thousand was potentially refundable to the Significant Customer in the event that the Significant Customer provides PeopleMed with a replacement customer(s) that will meet certain prescribed criteria which includes use of the Chronic Disease Management software. In the event that the Significant Customer did not provide a suitable replacement customer, the potential refund of $350 thousand, as prescribed in the Termination Agreement, was to be reduced by $50 thousand per month starting December 1, 2002 and terminating June 30, 2003. No further refunds will be available to the Significant Customer in the event that a suitable replacement customer is not found by July 1, 2003. For the year ended December 31, 2003, PeopleMed recognized $300 thousand in revenues related to the Termination Agreement. For the year ended December 31, 2002, Global Med recognized $500 thousand in revenues associated with this Termination Agreement. The Significant Customer paid PeopleMed an $800 thousand termination fee as follows: $350 thousand during 2002 and $450 thousand during 2003. No money was refunded to the Significant Customer.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing loss by the weighted-average number of common shares outstanding during the periods presented. Diluted net loss per common share reflects the potential dilution of securities that could participate in the earnings unless their effort is antidilutive. Stock options, warrants outstanding and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Common share equivalents are excluded from the computation, as their effect would be antidilutive. For the years ended December 31, 2003, 2002 and 2001 approximately 1.2 million, 4.2 million, and 4.5 million equivalent dilutive securities (primarily convertible debt, common stock options, and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCK BASED COMPENSATION

At December 31, 2003 the Company has several stock-based compensation plans, which are described more fully in Notes 6 and 7. The Company has adopted the “disclosure method” provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted under SFAS No. 123, the Company continues to account for stock-based compensation for awards to employees under the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. Stock based compensation paid to consultants and other non-employees is accounted for at fair value under the provisions of SFAS No. 123. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), which provides for alternative methods to transition to the fair value method of accounting for stock options in accordance with provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation.” In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The transition provisions of SFAS 148 are currently not applicable to us as we continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25.

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s pro forma amounts would have been as indicated in $(000s) except per share data:

	Year Ended December 31,
	2003	2002	2001
Net loss as reported	$ (878)	$ (705)	$(1,690)
Pro forma net loss under SFAS 123	(2,117)	(1,080)	(1,998)
Pro forma net loss per share under SFAS123-
Basic and Diluted	(0.09)	(0.04)	(0.09)
Assumptions:
Dividend Yield	--	--	--
Volatility factor	385%	351%	326%
Risk free interest rate	2.97%	3.03%	4.39%
Expected Life of Option (in years)	5.9	6.9	8.4

The estimated fair value of the total options granted during the years ended December 31, 2003, 2002 and 2001 was $46 thousand, $1.612 million, and $5 thousand, respectively. The estimated fair value compensation expense associated with the options granted during 2003, 2002, and 2001, and their respective portions vesting were $34 thousand, $98 thousand, and $12 thousand, respectively, for the years ended December 31, 2003, 2002, and 2001.

The weighted-average estimated fair value of employee stock options granted during 2003, 2002, and 2001 was $0.68, $0.58, and $0.54 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003 and the adoption did not have a material impact on its financial condition and results of operations of the Company.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments be classified as liabilities in statements of financial position. The Company adopted SFAS No. 150 on July 1, 2003, and the adoption did not a material impact on the financial position or results of operations of the Company.

In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition”, which amends SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple-element revenue arrangements, superseded as a result of the issuance of ETIF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers, or FAQ, issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of ETIF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of this standard had no material impact on our financial statements.

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 financial statement to conform to the 2003 presentation.

NOTE 2. FINANCING AGREEMENTS, RELATED PARTY

Summary of Financing Agreements

As of December 31, 2003, 2002, and 2001, the Company had $4.029 million, $4.017 million, and $3.829 million, respectively, outstanding under financing agreements with related parties.

As of December 31, 2003, 2002 and 2001 the accrued interest balances on the loans from eBanker were $87, $0 and $54 thousand, respectively. The accrued interest balance is included in accrued expenses in the balance sheets.

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

The 8 million shares of common stock were issued on February 28, 2001 and were considered outstanding as of November 19, 2000. In consideration for the extension of the remaining principal and interest, eBanker received a fee of 5% payable in 197.6 thousand shares of common stock of Global Med. As the principal and interest were not paid in full by July 1, 2001, the due date of the principal automatically extended to July 1, 2003 and Global Med issued eBanker warrants to acquire up to 10.186 million shares of Global Med common stock with an exercise price of $0.50 per share. The outstanding loan balance was convertible into the common stock of Global Med at eBanker’s option at a rate of $1.00 per share through June 30, 2001 at which time the conversion option expired. Additionally, until June 30, 2003 upon the occurrence of certain events related to a certain contract Global Med was negotiating, Global Med had the right, in its discretion, to put its shares of common stock worth up to $1.5 million to eBanker at $0.50 per share in the form of exchanging debt for common stock. The default conversion rate under this extension is $1.00 per share. As consideration for this provision, eBanker was issued 500 thousand restricted shares of Global Med common stock. As a result of these transactions, eBanker obtained control of Global Med and Global Med was reflected in eBanker’s consolidated financial statements as a consolidated subsidiary effective November 19, 2000.

The financing agreements initiated with eBanker are secured by all of Global Med’s assets including its shares in PeopleMed and the assets of PeopleMed and Global Med, including intellectual property. As part of the November 19, 2000 Loan Agreement, the Personal Guarantee of Dr. Michael I. Ruxin, as dated August 12, 1998, and assigned to eBanker, was reduced from $1.5 million to $650 thousand plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets. As part of the November 19, 2000 Financing Agreement, Global Med agreed to register and maintain registration for all present and future shares including underlying warrants, belonging to eBanker. Global Med may file a registration statement for the common shares underlying these warrants during 2004.

If Global Med defaults on the repayment of any amount borrowed under the financing agreements initially issued to eBanker, all existing members of the board of directors of Global Med will be required to resign and GMCAL will have the right to appoint all new members.

As of December 31, 2000, principal of $3.829 million and accrued interest of $54 thousand were outstanding under the financing agreements between eBanker and Global Med and there were no remaining amounts available under the commitment agreement.

On March 22, 2001, Global Med and eBanker entered into an interest payment option agreement that provided for Global Med to have the option, with five days prior written notice, to elect and pay to eBanker, before July 1, 2001, Global Med’s entire interest payment calculated for the life of loan agreement dated November 19, 2000, in the form of 1.747 million shares of Global Med common stock (calculated at $0.6875 per share, which was the prevailing market price on March 22, 2001). In the event that Global Med paid down any principal on the loan prior to July 1, 2003, eBanker would return a number of shares determined by calculating the pro-rata interest avoided due to early repayment of principal divided by $0.6875 per share. As the loan was not repaid as of July 1, 2003, none of the 1.747 million issued for prepaid interest were returned by eBanker to the Company.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On July 1, 2001 in accordance with the terms of the existing financing agreement, eBanker received the right to warrants to acquire up to 10.186 million shares of Global Med common stock with an exercise price of $0.50 per share. These warrants were valued at $510 thousand. On July 1, 2001 the maturity date of the note payable was automatically extended to July 1, 2003; and as of that date, the outstanding debt was no longer convertible into the common stock of the Company at $1.00 per share. If Global Med defaults on repayment of any amount borrowed under the existing financing agreement, all existing members of the Board of Directors of Global Med will be required to resign and GMCAL will have the right to appoint all new members. The warrants expire on July 1, 2011. Pursuant to the November 2000 financing agreement between the Company and eBanker, the Company is obligated to maintain current registration on the shares, underlying the warrants, for resale under the Securities Act of 1933 (“1933 Act”). Global Med may file a registration statement for the common shares underlying these warrants during 2004. The Company used independent, third party consultants for estimating the fair value of the warrants to purchase 10.186 million shares of the Company’s common stock. The warrants were valued at $510 thousand. The Company recorded $510 thousand in deferred financing costs associated with the issuance of these warrants as of July 1, 2001. The Company amortized the costs associated with these warrants over 24 months, the remaining life of the note payable starting July 1, 2001. The Company recognized approximately $128 thousand in financing costs related to the issuance of these warrants as of December 31, 2001, and $255 thousand in financing costs related to the issuance of these warrants as of December 31, 2002.

As of December 31, 2001, principal of $3.829 million, and $681 thousand in a contra-equity account associated with the issuance of shares for prepaid interest were outstanding under the terms of this financing agreement.

In  June, 2002, the Company entered into a agreement whereby Global Med International Holdings Limited (“GMIHL”), a related foreign entity owned by eBanker, advanced $200 thousand to the Company in the form of a note payable (the “Note”). The Note was due on July 1, 2003 and bears no interest. In lieu of interest, the Note holder received the following consideration:

o

Global Med committed to obtain GMIHL written approval before committing to issue Global Med common shares either directly, or through derivative instrument, in transaction pursuant to which Global Med will receive net proceeds per share of less than $1 after expenses fees and expenditures commitments (except pursuant to employee and consulting options, warrants and/or stock bonuses approved by Global Med’s Board of Directors and/or pursuant to any existing contractual commitment, including, but not limited to any currently outstanding stock options and warrants). GMIHL was given full authority in providing or withholding this approval.

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

In the absence of a stated interest rate on this note, an interest rate of 12% was imputed to this Note. In addition, the value of the exclusivity agreement is deemed to be $24 thousand, the same amount of the imputed interest over the life of the loan. The value of the exclusivity agreement is being amortized ratably over the 36-month exclusivity period.

As of December 31, 2002, principal of $3.829 million and $221 thousand, respectively, in a contra-equity account associated with the issuance of shares for prepaid interest were outstanding under the terms of this financing agreement. As of December 31, 2002, principal of $200 thousand and a discount of $12 thousand were outstanding between GMIHL and Global Med.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On October 29, 2003, eBanker and Global Med entered into an extension agreement for the $200,000 loan and promissory note dated June 18, 2003. The principal loan amount of $200,000 was extended until January 1, 2004 with interest accruing from July 1, 2003 to January 1, 2004 (Extension Period) at 12% per annum. Interest for the Extension Period is payable on July 1, 2004. All other terms and conditions remained in effect. As of December 31, 2003, principal of $200 thousand and accrued interest of $12 thousand were outstanding.

As of September 2003, all of the Company’s outstanding related party debt totaling $4.029 million had been transferred to GMIL, a subsidiary of Heng Fung.

On April 14, 2004, Global Med International Limited (“GMIL”) and Global Med amended their existing financing agreements and entered into an agreement to combine the outstanding $3.829 million and $200 thousand debt agreements. The combined loan of $4.029 million was then separated into two parts: $529 thousand was converted into debt (“Remaining Debt”) and $3.5 million was converted into $1 par value preferred stock (“Preferred Stock”). The due date of the Remaining Debt is March 1, 2006. The interest rate on the Remaining Debt is 15% per year and interest on this debt is due and payable quarterly on March 1, June 1, September 1, and December 1 of each year until the Remaining Debt is paid in full. The Remaining Debt is secured by all of Global Med’s assets and is subject to the outstanding terms of November 19, 2000 financing agreement (“Loan Agreement”). As of the date of this agreement, Global Med had paid GMIL $287 thousand of the $287 thousand extension fee. See Note 11 of the consolidated financial statements for further discussion of the Preferred Stock

Under the terms of the Remaining Debt and Preferred Stock Agreements, the personal guaranty of Dr. Michael I. Ruxin, the Company’s Chairman and CEO, remains in effect until both the Preferred Stock and Remaining Debt and any related dividends or interest, respectively, are paid. Unless Global Med is in default of the Remaining Debt or Preferred Stock agreements, Dr. Ruxin’s personal guaranty is limited to the debt and related interest and willnot exceed $650 thousand and will remain in effect until the total Remaining Debt has been fully paid or satisfied.

The agreements also contain the following provisions:

o	Global Med agrees to register with the SEC all unregistered Global Med shares and shares underlying derivatives regardless of the owner of the shares.
o	Registration of all Global Med Shares will be maintained and not allowed to lapse.
o	Remaining Debt and Preferred Stock are not satisfied unless eliminated.
o	Any future restructuring of the Remaining Debt or Preferred Stock is not a satisfaction of the Remaining Debt or Preferred Stock unless specified in writing by GMIL.

As part of these agreements, Global Med agreed to indemnify GMIL and its affiliates, including but not limited to GMCAL, GMIHL, eBanker, Online Credit Limited, Heng Fung Singapore Ltd., and Heng Fung Holdings, Ltd, and their employees, officers, directors, and agents for any legal proceeding that results or stems from GMIL’s conversion of this debt to Preferred Stock.

In conjunction with the signing of the Remaining Debt and the Preferred Stock, these agreements preserved the right of the GMIL to appoint 5 of 9 members of Global Med’s Board of Directors until the Remaining Debt and Preferred Stock have been satisfied. Further, lender shall have the right to select a replacement director for any member of the Borrower’s Board of Directors that was selected by Lender who resigned or otherwise fails to serve as a director. Borrower agrees not to increase the number of directors above nine except with Lender’s written consent.”

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

While any of the Remaining Debt or Preferred Stock is outstanding, the Company has agreed not to incur any debt in excess of $100 thousand without the written consent of GMIL.

At December 31, 2003, principal of $529 thousand and accrued interest of $87 thousand were outstanding under the terms of a Remaining Debt agreement. As of December 31, 2003, Indebtedness due in 2004, Refinanced as Preferred Stock in 2004, Related Party in the amount of $3.5 million and no accrued interest was outstanding.

If Global Med defaults on the repayment of any amount borrowed under the financing agreements initiated with eBanker, all of the Board of Directors of Global Med will be required to resign and GMIL will have the right to appoint all new members.

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

NOTE 4. INCOME TAXES

The Company has net operating loss carryforwards of approximately $23.9 million which expire in the years 2008 to 2023. Net operating loss carryforwards of approximately $4.82 million are subject to limitation under Section 382 of the Internal Revenue Code due to the various changes in equity ownership during 2000 and 1999.

Actual income tax benefit differs from the amount calculated using the Federal statutory tax rate as follows in ($000s):

	2003	2002	2001
Expected tax benefit	$(299)	(240)	(574)
Effect of permanent differences	133	103	275
Change in valuation allowance for deferred tax assets	193	103	339
State tax benefit, net of federal provision (benefit)	(16)	(9)	(28)
Other	(11)	43	(12)

Income tax expense	$ --	--	--

The components of the deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows in ($000s):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$ 9,438	8,696
Allowance for uncollectible accounts and notes
Receivable	49	63
Unearned revenue and accrued expenses	746	1,202

Gross deferred tax assets	10,233	9,961
Valuation allowance	(10,213)	(9,812)

Net deferred tax assets	20	149
Deferred tax liabilities:
Capitalized software development costs	20	149

Gross deferred tax liabilities	20	149

Deferred tax assets, net	$ --	--

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

NOTE 5. LEASES

The Company leases equipment and office space. Rental expense under operating leases was approximately $262 thousand, $254 thousand and $206 thousand for the years ended December 31, 2003, 2002 and 2001, respectively.

The following represents the future minimum lease payments for all non-cancelable operating leases at December 31, 2003 in ($000s):

Operating Leases
2004	$200
2005	201
2006	105
2007 and thereafter	5

Total minimum lease payments	$511

NOTE 6. STOCKHOLDERS’ EQUITY

In the second quarter of 2001, the Company amended the 1997 Stock Compensation Plan. The amended 1997 Stock Compensation Plan provides for the issuance of up to 1 million registered shares of common stock to employees, consultants and others involved in the Company’s business. A total of 170 thousand shares of common stock of Global Med have been issued under the stock compensation plan as of December 31, 2003, and 830 thousand shares are available for grant under the Stock Compensation Plan.

Stock Compensation Plan

In  2000, the Company issued 30 thousand shares of common stock to a third party for services under the stock compensation plan and authorized the issuance of 35 thousand shares to a Director of the Company in his role as active Acting Principal Financial and Accounting Officer and Treasurer. Of the 35 thousand authorized shares as of December 31, 2000, 21 thousand were issued as of December 31, 2003. The remaining shares will be issued at a rate of 7 thousand per year as they are earned. The market value of the shares that had been issued or authorized was $65 thousand, based on quoted market prices. During December 2001, the 30 thousand shares of common stock issued to a third party in 2000 were constructively returned to the Company as part of a final settlement with this third party, and these shares were returned to the Stock Compensation Plan. This resulted in the Company recognizing a reduction in the statement of operations during 2001, of $28 thousand. During the years ended December 31, 2003, 2002 and 2001, the Company recognized $7 thousand, $7 thousand, $15 thousand, respectively, in the statement of operations associated with the 35 thousand shares authorized in the year ended December 31, 2000 to be issued to a director in his role as Acting Principal Financial and Accounting Officer and Treasurer. Mr. Cook resigned as Acting Principal Financial and Accounting Officer and Treasurer in February of 2004.

Sales of Common Stock

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On  the effective date of the agreement, the 250 thousand shares of common stock had a fair value of $375 thousand based on quoted market prices of the Company’s common stock. The amount was recorded as a prepaid expense and was being amortized over the term of the agreement. The Company cancelled its agreement with OTC in February 2001. As a result, the Company recognized the remaining unamortized costs associated with the 250 thousand shares in the amount of $172 thousand in 2001.

PEOPLEMED

March  and October of 2000, PeopleMed sold 50 thousand and 160 thousand shares, respectively, of its $.001 par value common stock at $1.00 per share for a total of $210 thousand. The cash payments received less offering costs are reflected as contributed capital in the accompanying financial statements. In addition, 5 thousand shares of PeopleMed common stock were granted to an officer of PeopleMed for services valued at $5 thousand.

NOTE 7. STOCK OPTION PLANS AND WARRANTS

In the second quarter of 2001, the Company adopted the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan provides for the issuance of options to purchase up to 15 million registered shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock options or as nonqualified stock options. Only employees of the Company are eligible to receive Incentive Options. The 2001 Plan expires on December 28, 2010. As of December 31, 2003, options to purchase 2.701 million shares of the Company’s common stock at a weighted average exercise price of $0.58 per share were outstanding under the 2001 Plan, of which 761 thousand options to purchase shares were exercisable at December 31, 2003. Options granted under the Plan vest on a straight-line basis, based on schedules as determined by the Board of Directors upon grant and generally expire 10 years after grant. During 2003, the Company issued 68 thousand stock options under the 2001 Plan.

The Second Amended and Restated Stock Option Plan (Plan) provides for the issuance of options to purchase up to 2.2 million registered shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock or as nonqualified stock options.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Only employees of the Company are eligible to receive Incentive Options. As of May 31, 2000, options could no longer be issued under this Plan. As of December 31, 2003, options to purchase 1.228 million shares of the Company’s common stock at a weighted average exercise price of $1.16 per share were outstanding under the Plan, of which 1.178 million options to purchase shares were exercisable at December 31, 2003.

In June 2003, the Company’s Board of Directors approved the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan provides for the issuance of stock options exercisable to purchase up to 5 million shares of the Company’s common stock to employees, officers, directors and consultants. As of December 31, 2003, there were options to purchase 4.61 million shares under the 2003 Plan that were issued to such persons prior to the adoption of the 2003 Plan and lacked registration rights. Although approved by the Board, the Company has not yet filed an S-8 registration statement to register the 5 million shares issuable under the 2003 Plan. The range of the exercise prices for these options is $0.56 to $2.50 per share. The weighted-average exercise price of these options is $0.69 per share. There were 3.021 million options exercisable under the 2003 Plan as of December 31, 2003.

The Company also periodically grants options to purchase shares of restricted common stock. The shares underlying these options are not registered under the 1933 Act. As of December 31, 2003, there were options to purchase 220 thousand shares of common stock at a weighted average exercise price of $2.08 per share through 2003 were outstanding, of which 201 thousand were exercisable at December 31, 2003.

During 2001, the Company issued 34 thousand stock options.

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

The following table presents the activity for options for the years ended as of December 31:

	2003		2002		2001
	Options	Price*	Options	Price*	Options	Price*
Outstanding, beginning of year	8,911,942	0.75	6,257,971	$ 0.85	6,336,971	$ 0.85
Granted	68,000	0.68	2,827,500	0.58	34,000	0.64
Forfeited/cancelled	(225,000)	0.54	(173,529)	1.31	(113,000)	1.01
Exercised	--	--	--	--	--	--

Outstanding, end of year	8,754,942	0.76	8,911,942	0.75	6,257,971	0.85

* Price reflects the weighted average exercise price.

The following table presents the composition of options outstanding and exercisable as of December 31, 2003:

	Options Outstanding			Exercisable Options
Range of exercise prices	Amount	Price*	Life*	Amount	Price*
$ 0.45 - 0.55	104,000	$ 0.48	8.8	42,000	$.49
0.56- 1.00	7,815,498	0.65	6.1	4,315,331	0.71
1.01 - 1.50	289,000	1.15	4.2	257,000	1.14
1.51 - 2.00	322,194	1.78	3.7	322,194	1.78
2.45 - 3.00	210,750	2.51	3.0	210,750	2.51
3.75 - 3.75	13,500	3.75	2.3	13,500	3.75

Total December 31, 2003	8,754,942	0.76	5.9	5,160,775	0.88

*Price and life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warrants

The following summarizes the outstanding warrants to purchase shares of common stock of Global Med for the years ended December 31, 2003, 2002 and 2001:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2000	4,645,888	$ 2.31
Issued	10,186,430	0.50

Balance at December 31, 2001	14,832,318	$ 1.07
Issued	53,300	1.25
Cancelled	(262,800)	5.78

Balance at December 31, 2002	14,622,818	$ 0.82
Cancelled	(1,595,288)	3.29

Balance at December 31, 2003	13,027,530	$ 0.52

Of the warrants outstanding as of December 31, 2003, 12.192 million belong to related parties. GMCAL holds warrants to purchase 11.186 million shares of common stock; eVision holds warrants to purchase 1 million shares of common stock; and Michael I. Ruxin, the Company’s CEO and Chairman holds warrants to purchase 6 thousand shares of the Company’s common stock. All of the outstanding warrants are exercisable and expire in the years 2004 to 2011.

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

      During 2002, the Company granted approximately 53 thousand warrants in conjunction with the sale of common stock. See Note 6 for further discussion.

NOTE 8. CONTRIBUTIONS TO RETIREMENT PLAN

The Company has a 401(k) retirement plan which covers eligible employees, as defined, of the Company (the 401(k) Plan). Employees may defer up to fifteen percent of their annual compensation up to the maximum amount as determined by the Internal Revenue Service. Under the 401(k) Plan, the Company, at its discretion, may make contributions to the plan. No Company contributions were made to the 401(k) Plan in 2003, 2002 or 2001.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company is charged a royalty on applicable SafeTrace Tx revenues. In April 2003, the Company entered into an agreement with its SafeTrace development partner whereby all unpaid royalties and all future royalties of SafeTrace Tx sales were waived. See Note 1 for further discussion. Royalty expenses were approximately $6 thousand, $12 thousand and $46 thousand for the years ended December 31, 2003, 2002 and 2001, respectively, and are included in cost of revenues in the accompanying statement of operations. Future royalties will be approximately 3% of applicable SafeTrace revenues. The Company is charged a commission by its marketing partners for sales on applicable SafeTrace Tx revenues. During the year ended December 31, 2003, the Company recognized a reduction in commissions charged by its marketing partners of $36 thousand associated with a Settlement Agreement which are included in sales and marketing expenses. See Note 1 for further discussion. During the year ended December 31, 2003, the Company recognized a reduction in these commission expenses of $28 thousand. During the year ended December 31, 2002 and 2001, the Company recognized commissions expense of $26 thousand and $77 thousand, respectively, which are included in sales and marketing expenses in the accompanying statement of operations.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. BUSINESS SEGMENT INFORMATION

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

The  segment information for the year ended December 31, 2003 has not been presented, as PeopleMed’s financial results were not significant to the Company for this period.

	Year Ended December 31, 2002 (In thousands)
	Wyndgate Division	PeopleMed	TOTAL
Revenues	$ 5,527	$1,100	$ 6,627

Income (loss) from operations	(451)	467	16
Interest income	15	--	15
Interest expense, including
Related party	(481)	--	(481)
Financing costs to a related party	(255)	--	(255)

Net income (loss)	$(1,172)	$ 467	$ (705)

Depreciation and amortization	$ 136	$ 18	$ 154

Capital expenditures	185	10	195

Identifiable assets as of
December 31, 2002	2,446	604	3,050

NOTE 11. SUBSEQUENT EVENTS

Debt Refinancing

On April 14, 2004, GMIL and Global Med amended their existing financing agreements and entered into an agreement to combine the outstanding $3.829 million and $200 thousand debt agreements. The combined loan of $4.029 million was then separated into two parts: $529 thousand was converted into debt (“Remaining Debt”) and $3.5 million was converted into $1 par value preferred stock (“Preferred Stock”). The due date of the Remaining Debt is March 1, 2006. The interest rate on the Remaining Debt is 15% per year and interest on this debt is due and payable quarterly on March 1, June 1, September 1, and December 1 of each year until the Remaining Debt is paid in full. The Remaining Debt is secured by all of Global Med’s assets and is subject to the outstanding terms of November 19, 2000 financing agreement (“Loan Agreement”). As of the date of this agreement, Global Med had paid GMIL $87 thousand of the $287 thousand extension. The Remaining debt has been classified as a long-term liability as a result of this refinancing.

The Preferred Stock can be converted into common stock at GMIL’s option, and GMIL is not able to force redemption of the Preferred Stock until March 1, 2006. The Company expects to classify the Preferred Stock as “Mezzanine Equity” in subsequent financial statements. The Company will be required to review the classification of the Preferred Stock on a quarterly basis to determine if the classification as Mezzanine Equity remains appropriate. Such review could result in the Preferred Stock being reclassified as debt prior to March 1, 2006.

Preferred Stock

On April 14, 2004 GMIL and Global Med amended their existing financing agreements and entered into an agreement to convert a portion of the outstanding debt totaling $3.5 million into 3.5 million shares of Series AA Preferred Stock as discussed in Note 2 to the consolidated financial statements. For the period from March 1, 2004 through February 28, 2004, the Series AA Preferred Stock has a dividend yield of 15%. During October 2004, the Company will be required to make one dividend payment in the amount of approximately $131 thousand. The remainder of the accrued dividend for the period from March 1, 2004 through February 28, 2005 will be paid out in subsequent years. On March 1, 2005, the dividend rate on the Series AA Preferred Stock increases from 15% to 21%. During 2005, the cash dividends are mandatory and due and payable on March 1, June 1, September 1, and December 1 during each quarter the Series AA Preferred Stock is outstanding. The Series AA Preferred Stock can be converted by GMIL into common stock of the Company at any time at a conversion rate of (2.22) shares of common stock for each shares of Series AA Prefferd Stock. At any time after March 1, 2006, the Series AA Preferred Stock is redeemable at GMIL’s option. The Series AA Preferred Stock is mandatorily redeemable on March 1, 2009. If the cash dividends on the Series AA Preferred Stock are not paid within thirty (30) days after the end of the quarter, at GMIL’s option, GMIL will be paid in additional Series AA Preferred Stock equal to the value of the outstanding dividend, or common stock at the closing market price for ten (10) days preceding GMIL’s election.

The Series AA Preferred Stock can be converted into common stock at GMIL’s option, and GMIL is not able to force redemption of the Series AA Preferred Stock until March 1, 2006. The Company expects to classify the Series AA Preferred Stock as “Mezzanine Equity” in subsequent financial statements. The Company will be required to review the classification of the Series AA Preferred Stock on a quarterly basis to determine if the classification as Mezzanine Equity remains appropriate. Such review could result in the Series AA Preferred Stock being reclassified as debt prior to March 1, 2006.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On April 14, 2004, the Company's Chairman and CEO, Michael I. Ruxin, M.D., agreed to convert outstanding accrued vacation and accrued wages as of February 29, 2004, valued at approximately $284 thousand into approximately 675 thousand shares of Series BB Preferred Stock (“Series BB”). The Series BB has the following terms:

o

The Series BB is convertible at a rate of one share per common per one share of Series BB at the option of the holder if Global Med’s common stock closing price reaches $0.75 per share. Upon written notice, the Series BB is convertible into of common stock.

o	The Series BB is junior to the Series AA and senior to the common stock of the Company and has a liquidation preference of $0.42 per share.

NOTE 12. SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2003 and 2002. In management’s opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K. During the three months ended March 31 and June 30, 2003, the Company recognized $150 thousand in each of these quarters related to a termination fee associated with a significant PeopleMed.com customer. During the three months ended June 30, 2003, the Company recognized $388 thousand related to non-cash consideration in the form of a reduction of liabilities that the Company owed to a customer. In addition, during the three months ended June 30, 2003, the Company recognized $500 thousand related to non-cash settlements from one of its marketing partners whereby the Company was released from its obligation to perform services in accordance with the terms of prior agreements. See Note 1 of the consolidated financial statements for further discussion of these non-cash transactions. During the three months ended June 30, 2003, the Company had fully amortized the outstanding capitalized software development costs for SafeTrace Tx. During the three months ended December 31, 2003, the Company wrote down approximately $77 thousand in costs associated with capitalized software development for certain PeopleMed.com products. These costs related to the underlying protocols that could be used in PeopleMed’s software. The protocols were received in January of 2002 and as of December 31, 2003 had not been used incorporated into PeopleMed’s software, and the Company has no current plans to do so. This expense was included in software amortization during 2003. Amortization of capitalized software costs is included in cost of revenues in the accompanying statements of operations.

Included in the results for the three months ended December 31, 2003, the Company recognized $81 thousand in interest income from an outstanding note receivable. Prior to this period, effectively, the Company had a valuation allowance against the accrued interest. Of the $81 thousand in interest come, $69 thousand related to prior periods. The Company reversed this valuation allowance based on improvements in the financial status of the party to the note receivable. See the “RELATED PARTIES” of Note 1 of the consolidated financial statements for further discussion.

Included in the results for the three months ended December 31, 2002, the Company recognized $500 thousand in revenues related to the termination of a contract with a significant customer. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)
(In thousands, except share and per share information)

	Quarters Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Revenues	1,417	1,279	2,291	1,527
Cost of revenues	691	564	700	702

Gross profit	726	715	1,591	825

Operating expenses:
General and administrative	558	533	521	478
Sales and marketing	406	348	326	385
Research and development	170	152	158	125

Total operating expenses:	1,134	1,033	1,005	988

Income (loss) from operations	(408)	(318)	586	(163)
Interest income	82	--	2	2
Interest expense, including related	(151)	(150)	(112)	(121)
Party
Financing costs to related party	--	--	(63)	(64)

Income (loss) before income taxes	(477)	(468)	413	(346)
Income tax expense	--	--	--	--

Net income (loss)	(477)	(468)	413	(346)

Weighted average shares outstanding:	24,545	24,545	24,545	24,545
Basic

Diluted	24,545	24,545	25,326	24,545

Net income (loss) per share-basic and	(0.02)	(0.02)	0.02	(0.01)
Diluted

Depreciation and amortization of software	122	40	145	144
development costs included in cost
of revenues and operating expenses

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)
(In thousands, except share and per share information)

	Quarters Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Revenues	$ 1,789	$ 1,425	$ 1,832	$ 1,581
Cost of revenues	725	614	693	650

Gross profit	1,064	811	1,139	931

Operating expenses:
General and administrative	506	512	481	494
Sales and marketing	426	382	364	288
Research and development	126	146	94	110

Total operating expenses:	1,058	1,040	939	892

Income (loss) from operations	6	(229)	200	39
Interest income	10	1	2	2
Interest expense, including related	(120)	(119)	(119)	(123)
Party
Financing costs to related party	(64)	(63)	(64)	(64)

Income (loss) before income taxes	(168)	(410)	19	(146)
Income tax expense	--	--	--	--

Net income (loss)	$ (168)	$ (410)	$ 19	$ (146)

Weighted average shares outstanding:
Basic	24,538	24,538	24,490	24,379

Diluted	24,538	24,538	30,949	24,379

Net income (loss) per share-basic and
Diluted	$ (0.01)	$ (0.02)	$ 0.00	$ (0.01)

Depreciation and amortization of software
development costs included in cost
of revenues and operating expenses	$ 150	$ 165	$ 156	$ 164