Form 10-Q
period 2004-03-31
GLOBAL MED TECHNOLOGIES INC
filed 2004-05-14
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes    [   ]        No    [X]

As of May 13, 2004, 26,002,296 shares of the issuer’s Common Stock were outstanding.

GLOBAL MED TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

TABLE OF CONTENTS

Part I – Financial Information

PAGE NO.
Item 1. Unaudited Condensed Consolidated Financial Statements
a. Unaudited Condensed Consolidated Balance Sheets as of March 31, 2004
and December 31, 2003	3
b. Unaudited Condensed Consolidated Statements of Operations for the
three months ended March 31, 2004 and 2003	5
c. Unaudited Condensed Consolidated Statements of Stockholders’ Deficit
for the three months ended March 31, 2004	6
d. Unaudited Condensed Consolidated Statements of Cash Flows for the three
months ended March 31, 2004 and 2003	7
e. Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Controls and Procedures	21
Part II – Other Information	22
Item 1. Legal Proceedings	22
Item 2. Changes in Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 6. Exhibits and Reports on Form 8-K	22
Signatures	23

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 979	$ 983
Accounts receivable-trade, net	105	286
Accrued revenues, net	38	72
Prepaid expenses and other current assets	114	97

Total current assets	1,236	1,438
Equipment, furniture and fixtures, net	222	238
Capitalized software development costs, net	41	52
Notes receivable and accrued interest	493	481

Total assets	$1,992	$2,209

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 247	$ 304
Accrued expenses	738	623
Accrued payroll	248	174
Accrued compensated absences	491	501
Noncompete accrual	35	35
Deferred revenue	1,485	1,375

Total current liabilities	3,244	3,012
Deferred revenue, less current portion	8	14
Financing agreements, related party	529	529
Indebtedness due in 2004, refinanced as preferred stock in 2004, related party	3,500	3,500

Total liabilities	7,281	7,055

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value: Authorized shares - 10,000;
none issued or outstanding	--	--
Common stock, $.01 par value: Authorized shares - 90,000;
issued and outstanding shares – 24,552 and 24,545 at March 31, 2004
and December 31, 2003, respectively	245	245
Additional paid-in capital	34,636	34,631
Accumulated deficit	(40,170)	(39,722)

Total stockholders’ deficit	(5,289)	(4,846)

Total liabilities and stockholders’ deficit	$ 1,992	$ 2,209

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Three months ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Revenues	$ 1,353	$ 1,527
Cost of revenues	563	573

Gross profit	790	954
OPERATING EXPENSES:
General and administrative	604	471
Sales and marketing	308	379
Research and development	151	123
Depreciations and software amortization	37	144

Operating expenses	1,100	1,117
Loss from operations before other income (expense)	(310)	(163)
OTHER INCOME (EXPENSE):
Interest income	12	2
Interest expense	--	(6)
Interest expense, related party	(150)	(115)
Amortization of financing costs	--	(64)

Total other income (expenses)	(138)	(183)

Income before provision for income tax	(448)	(346)
Provision for income tax	--	--

Net loss	$ (448)	$ (346)

Basic and diluted loss per common share	$ (0.02)	$ (0.01)

Weighted average number of common shares outstanding-
basic and diluted	24,552	24,545

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balances, December 31, 2003	24,545	$245	$34,631	$(39,722)	$(4,846)
Issuance of options	--	--	3	--	3
Issuance of common shares for
services, related party (see Note 5)	7	--	2	--	2
Net loss	--	--	--	(448)	(448)

Balances, March 31, 2004	24,552	$245	$34,636	$(40,170)	$(5,289)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(448)	$(346)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of software development costs	37	144
Issuance of common stock for payment of interest, related party	--	115
Amortization of discount on note payable, related party	--	6
Bad debt expense, (credit)	(20)	--
Amortization of financing costs	--	64
Common stock, options and warrants issued
for services and other, net	5	7
Changes in operating assets and liabilities:
Accounts receivable-trade, net	201	394
Accrued revenues, net	34	94
Prepaid expenses and other assets	(17)	(177)
Accrued interest, notes receivable	(12)	--
Accounts payable	(57)	(30)
Accrued expenses	115	(62)
Accrued payroll	74	57
Accrued compensated absences	(10)	3
Deferred revenue	104	(185)

Net cash provided by operating activities	6	84

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(10)	(18)
Note receivable	--	(30)
Capitalized software development	--	(19)

Net cash used in investing activities	(10)	(67)

See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Three months ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	--	--

Net increase (decrease) in cash and cash equivalents	(4)	17
Cash and cash equivalents at beginning of period	983	1,007

Cash and cash equivalents at end of period	$ 979	$1,024

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS

The Company paid $0 and $206 thousand for interest for the three months ended March 31, 2004 and 2003, respectively. Of the $206 thousand paid for interest in 2003, $200 thousand represented the payment of prepaid interest for a portion of the interest payments due for the period from July 1, 2003 to January 1, 2004, related to the Company’s $3.829 million financing agreement with a related party. The Company recognized approximately $3 thousand and $6 thousand for the three months ended March 31, 2004 and 2003, respectively, in expenses related to the issuance of options.

The Company issued common shares to a related party for services valued at $2 thousand and $2 thousand at March 31, 2004 and 2003, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the “Company” or “Global Med”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position at March 31, 2004 and the results of their operations for the three months ended March 31, 2004 and 2003 have been included.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission. The interim results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period of 2004 or for the year ending December 31, 2004.

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

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods presented. Diluted net loss per common share reflects the potential dilution of securities that could participate in the earnings unless their effect is antidilutive. Stock options, warrants outstanding and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Common share equivalents are excluded from the computation, as their effect would be antidilutive. For the three months ended March 31, 2004 and 2003 approximately 800 thousand and 2.2 million equivalent dilutive securities (primarily common stock options and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computation as they are antidilutive.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 (continued)

Recently Issued Accounting Principles

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) which was subsequently amended in December 2003. FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies to variable interest entities created after January 31, 2003 and to existing variable interest entities beginning after June 15, 2003. The Company fully adopted FIN 46 on March 31, 2004 and this adoption did not have a material impact on the Company’s financial statements.

Certain prior period amounts have been reclassified to conform with the current period presentation.

2. RELATED PARTIES

Global Med is financed primarily through lending arrangements with Global Med International Limited (“GMIL”) which is a subsidiary of eBanker USA.com, Inc. (“eBanker”). These lending arrangements were originated by eBankerand transferred, along with eBanker’s ownership in Global Med, to Global Med China Asia Limited (“GMCAL”) in October 2002, and then the lending arrangements were transferred to GMIL in September 2003. Until November 28, 2001, eBanker was a consolidated subsidiary of eVision International, Inc. (“eVision”). eVision is 10.4% owned by Heng Fung Holdings Limited (“Heng Fung”) and its subsidiary, Online Credit (“Online Credit”) and Heng Fung Singapore Ptc. Limited. Currently, GMCAL is a shareholder of Global Med. Until November, 2001 and November, 2002, eVision was also a shareholder of Global Med. Additionally, eVision and GMCAL each holds warrants to acquire 1 million and 11.186 million shares, respectively, of Global Med’s common stock with exercise prices that range from $0.25-$0.50 per share. As discussed further below and in the accompanying financial statements, in November 2000, eBanker and Global Med entered into a series of equity transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision effective November 2000.

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

During the three months ended March 31, 2004 and 2003, eVision provided the Company with various accounting services for which the Company incurred $12 thousand and $12 thousand in general and administrative expenses, respectively. During the three months ended March 31, 2004 and 2003, the Company incurred $150 thousand and $115 thousand, respectively, in interest charges to eBanker. As of March 31, 2004 and December 31, 2003, the Company had accrued liabilities consisting of accounting services in the amounts of $104 thousand and $92 thousand, respectively, from eVision. These amounts are included in accrued expenses in the accompanying balance sheets. The Company also had accrued interest expenses of $249 thousand and $99 thousand as of March 2004 and December 31, 2003, respectively. These amounts are included in accrued expenses in the accompanying balance sheets.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 (continued)

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

3. FINANCING AGREEMENTS, RELATED PARTY

On April 7, 2003, GMCAL and Global Med entered into an agreement to extend the repayment date of the $3.829 million loan from July 1, 2003 to January 1, 2004. As part of the November 19, 2000 Loan Agreement, there exists a personal guarantee of Dr. Michael I. Ruxin, up to $650 thousand plus pro rata accrued interest. See Note 7 for further discussion of financing agreements that occurred subsequent to March 31, 2004. The personal guarantee is limited to certain of Dr. Ruxin’s assets and remains in full force and effect. In consideration for the extension, Global Med agreed to pay GMCAL a fee of $287 thousand which includes the extension fee and all interest due for the period from July 1, 2003 to January 1, 2004. As of the date of this agreement, Global Med had paid GMCAL $200 thousand of the $287 thousand extension fee and the remaining $87 thousand for the extension fee and interest was due January 1, 2004.

As of September 2003, all of the Company’s outstanding related party debt totaling $4.029 million had been transferred to GMIL, a subsidiary of eBanker.

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

At December 31, 2003 and March 31, 2004, accrued interest of $99 and $249 thousand, respectively, were outstanding under the terms of the debt agreements. These amounts are included in accrued expenses.

If Global Med defaults on the repayment of any amount borrowed under the financing agreements initiated with eBanker, all of the Board of Directors of Global Med will be required to resign and GMIL will have the right to appoint all new members.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 (continued)

4. PEOPLEMED.COM, INC.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc., (“PeopleMed”) a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. The remaining 17% of PeopleMed is owned by third parties and certain officers and directors of Global Med. There is no minority interest reflected in the March 31, 2004 or December 31, 2003 balance sheets because PeopleMed had a stockholders’ deficit at those dates.

5. STOCKHOLDERS’ DEFICIT

Stock Compensation

In 2000, the Company authorized the issuance of 35 thousand shares to an officer of the Company. Of the 35 thousand authorized shares, 28 thousand had been issued as of March 31, 2004. The remaining shares will be issued at a rate of 7 thousand per year as they are earned. During the three months ended March 31, 2004, the Company recognized approximately $2 thousand in compensation expense in the statements of operations related to the vesting of these shares.

As permitted under the provisions of SFAS No. 123, the Company has elected to account for stock-based compensation using the intrinsic value method prescribed by APB 25. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s pro forma amounts would have been as indicated:

	Three Months Ended March 31,
	2004	2003
Net loss as reported	(448,000)	(346,000)
Pro forma net loss under SFAS 123	(765,000)	(653,000)
Net loss per share as reported	(0.02)	(0.01)
Pro forma net loss per share under SFAS123	(0.03)	(0.03)
Assumptions:
Dividend yield	--	--
Volatility factor	385%	351%
Risk free interest rate	2.97%	3.03%
Expected life of option (in years)	5.9	6.9

No options were granted during the three months ended March 31, 2004 and 2003.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 (continued)

Issuance of Warrants

On July 1, 2001, eBanker received the right to be issued 10.186 million warrants for the purchase of the Company’s common stock at $0.50 per share. The warrants will be issued in accordance with the terms of the November 19, 2000 Financing Agreement between the Company and eBanker. The number of warrants to be issued was calculated based on the outstanding principal balance on the Company’s loan with eBanker as of July 1, 2001. The warrants expire on July 1, 2011. In accordance with the terms of the November 2000 financing agreement between the Company and eBanker, the Company is obligated to register and maintain current registration on the shares underlying the warrants, for resale under the Securities Act of 1933 (“1933 Act”). The Company has not yet registered the shares underlying these warrants. The Company used independent, third party consultants for estimating the fair value of the warrants to purchase 10.186 million shares of the Company’s common stock. The warrants were valued at $510 thousand. The Company recorded $510 thousand in deferred financing costs associated with the issuance of these warrants as of July 1, 2001. The Company ratably amortized the costs associated with these warrants over 24 months, the remaining life of the note payable as of July 1, 2001. The Company recognized approximately $0 and $64 thousand in financing costs related to the issuance of these warrants for the three months ended March 31, 2004 and 2003, respectively.

6. BUSINESS SEGMENT INFORMATION

The Company classifies its products into two core business segments: the Wyndgate Division (“Wyndgate”) and PeopleMed. Wyndgate develops, markets and supports blood tracking systems to assist community blood centers and hospitals in the U.S. in complying with the quality and safety standards of the FDA for the collection, transfusion, and management of blood and blood products. PeopleMed offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s systems use the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims, and medical records. For the three months ended March 31, 2003, $150 thousand of PeopleMed’s revenues came from revenues associated with the termination of a contract with a significant customer. The segment information for the three months ended March 31, 2004 has not been presented as PeopleMed’s Financials were not deemed significant. The following presents segment information for the three months ended March 31, 2003.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 (continued)

Three Months Ended March 31, 2003
In $(000s)

	Wyndgate Division	PeopleMed	Total
Revenues	$ 1,337	$190	$ 1,527

Income (loss) from
operations before other
income (expense)	$ (235)	$ 72	$ (163)
Interest income	2	--	2
Interest expense	(6)	--	(6)
Interest expense, related
party	(115)	--	(115)

Amortization of financing costs	(64)	--	(64)

Net income (loss)	$ (418)	$ 72	$ (346)

Depreciation and
amortization	$ 127	$ 17	$ 144

Capital expenditures	18	--	18

Identifiable assets as of
March 31, 2003	2,200	479	2,679

7. SUBSEQUENT EVENTS

Debt Refinancing

On April 14, 2004, GMIL and Global Med amended their existing financing agreements and entered into an agreement to combine the outstanding $3.829 million and $200 thousand debt agreements. The combined loan of $4.029 million was then separated into two parts: $529 thousand was converted into debt (“Remaining Debt”) and $3.5 million was converted into 3.5 million shares of preferred stock (“Preferred Stock”). The due date of the Remaining Debt is March 1, 2006. The interest rate on the Remaining Debt is 15% per year and interest on this debt is due and payable quarterly on March 1, June 1, September 1, and December 1 of each year until the Remaining Debt is paid in full. The Remaining Debt is secured by all of Global Med’s assets and is subject to the outstanding terms of November 19, 2000 financing agreement (“Loan Agreement”). The Remaining Debt may not be paid so long as any portion of the the $ 3.5 million in Preferred Stock remains outstanding and unsatisfied. The Remaining debt has been classified as a long-term liability as a result of this refinancing.

If Global Med defaults on the repayment of any amount borrowed under the financing agreements initiated with eBanker, all of the Board of Directors of Global Med will be required to resign and GMIL will have the right to appoint all new members.

Further discussion of debt financing can be found in the Company’s Form 10-K in Note 2 of the audited financial statements for the year ended December 31, 2003.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 (continued)

Preferred Stock

On April 14, 2004 GMIL and Global Med amended their existing financing agreements and entered into an agreement to convert a portion of the outstanding debt totaling $3.5 million into 3.5 million shares of Series AA Preferred Stock, as discussed in Note 11 in the Form 10-K in the audited financial statements for the period ended December 31, 2003. For the period from March 1, 2004 through February 28, 2005, the Series AA Preferred Stock has a dividend yield of 15%. During October 2004, the Company will be required to make one dividend payment in the amount of approximately $131 thousand. The remainder of the accrued dividend for the period from March 1, 2004 through February 28, 2005 will be paid out in subsequent years. On March 1, 2005, the dividend rate on the Series AA Preferred Stock increases from 15% to 21%. During 2005, the cash dividends are mandatory and due and payable on March 1, June 1, September 1, and December 1 during each quarter the Series AA Preferred Stock is outstanding. The Series AA Preferred Stock can be converted by GMIL into common stock of the Company at any time after February 28, 2006 at a conversion rate of (2.22) shares of common stock for each shares of Series AA Preferred Stock. Therefore, the Series AA Preferred Stock is convertible into approximately 7.77 million common shares. At any time after March 1, 2006, the Series AA Preferred Stock is redeemable at GMIL’s option at $1 per share. The Series AA Preferred Stock is mandatorily redeemable on March 1, 2009. If the cash dividends on the Series AA Preferred Stock are not paid within thirty (30) days after the end of the quarter, at GMIL’s option, GMIL will be paid in additional Series AA Preferred Stock equal to the value of the outstanding dividend, or common stock at the closing market price for ten (10) days preceding GMIL’s election.

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

On April 14, 2004, the Company’s Chairman and CEO, Michael I. Ruxin, M.D., agreed to convert his outstanding accrued vacation and accrued wages as of February 29, 2004, valued at approximately $284 thousand into approximately 675 thousand shares of Series BB Preferred Stock (“Series BB”). The Series BB has the following terms:

o

The Series BB is convertible at a rate of one share per common per one share of Series BB at the option of the holder if Global Med’s common stock closing price reaches $0.75 per share. Upon written notice by Dr. Ruxin, the Series BB is convertible into common stock.

o	The Series BB is junior to the Series AA and senior to the common stock of the Company and has a liquidation preference of $0.42 per share.

Private Placement

On April 26, 2004, the Company received $580 thousand from the sale of 1.45 million shares of unregistered common stock. The price per share price was $0.40. These shares have piggyback registration rights under certain conditions. The Company paid $50 thousand and issued 125 thousand warrants to purchase unregistered common shares of the Company’s stock at $0.40 per share. The common shares underlying these warrants have piggyback registration rights under certain conditions. The Company plans on using the proceeds of the private placement for general working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Global Med Technologies, Inc. provides information management software products and services to the health care industry. Wyndgate operates as a division of Global Med Technologies, Inc. and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. The Company’s PeopleMed subsidiary offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s system uses the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims and medical records. PeopleMed earns revenues primarily by providing ongoing ASP services. PeopleMed’s revenues were not significant during the three months ended March 31, 2004.

The Company has two main products in its Wyndgate division: SafeTrace® and SafeTrace Tx®. SafeTrace is used by blood centers and hospitals to track blood donations. SafeTrace Tx is used primarily by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. Both products are designed to help the users comply with quality and safety standards of the U.S. Food and Drug Administration (“FDA”) for the collection and management of blood and blood products. The Company’s Wyndgate division earns revenues primarily through the sale of software licenses, implementation of the software systems sold, and by providing maintenance for the SafeTrace and SafeTrace Tx software systems. During the three months ended March 31, 2004 and 2003, Wyndgate’s revenues represented 96.6% and 87.6%, respectively, of the Company’s total revenues. During these periods, PeopleMed’s revenues represented the remainder.

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

The Company’s two primary locations are in Lakewood, Colorado, the corporate headquarters, and El Dorado Hills, California. The Company’s primary operations, which include research and development, implementation staff, support services, and certain administrative staff. Approximately 20% of the Company’s employees are not located in Lakewood, Colorado or El Dorado Hills, California. These employees provide support for the Company’s sales and marketing, research and development, and implementation efforts.

Overall, the Company’s revenues for the three months ended March 31, 2004 decreased to $1.353 million from $1.527 million for the prior year’s comparable quarter. Cost of revenues were relatively flat for the quarter ended March 31, 2004 and 2003 at $563 thousand and $573 thousand, respectively. For the quarter ended March 31, 2004 and 2003, the Company’s operating expenses were $1.1 million and $1.117 million, respectively. The Company’s net loss was $448 thousand for the three months ended March 31, 2004 and $346 thousand for the comparable period during 2003.

For the three months ended March 31, 2004 and 2003, the Company’s operations generated positive cash flows in the amount of $6 thousand and $84 thousand, respectively. For 2004, the Company believes that its cash flows from the sale of SafeTrace and SafeTrace Tx to new customers, the current backlog of existing business, and any sales of equity will be sufficient to fund its operations through the remainder of fiscal year 2004. If the Company is unable to meet its sales projections and the resultant projected cash flows anticipated from those transactions or raise money through additional debt or equity offerings, the Company may be required to significantly reduce planned as well as existing levels of expenditures for all cost categories which includes, cost of sales, sales and marketing, research and development, and general and administrative. If the Company substantially reduces its planned or the existing levels of expenditures, this could significantly impact the Company’s future viability in the blood bank software market.

Management of the Company is focused on increasing its revenues and cash flows through direct sales efforts, increasing its marketing footprint through adding additional channel partners and strategic alliances, and developing new products and enhanced functionality to its existing product mix to attract potential customers.

Balance Sheet Changes

As of March 31, 2004 compared with December 31, 2003, certain balance sheet account changes were significant. For example, net accounts receivable decreased $181 thousand mainly as a result of reduced billings during the first quarter of 2004 when compared with the fourth quarter of 2003. Also, the Company’s cash collections related to billings during the final month of the first quarter of 2004 were approximately $841 thousand versus approximately $521 thousand during the final month of the fourth quarter of 2003. Typically, the Company’s accounts receivable balances fluctuate significantly during the quarter with much of the recurring billings occurring in the first month of the quarter. As a result, in the absence of significant non-recurring billings, the accounts receivable balance trends downward each month during the quarter. As of April 30, 2004, the Company’s gross accounts receivable balance was approximately $539 thousand. In addition, accrued expenses increased $115 thousand or approximately 18.5% from December 31, 2003 through March 31, 2004. The increase was primarily the result of an increase in accrued related party interest expense of $150 thousand, partially offset by certain decreases in other accounts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended March 31, 2004 decreased by $174 thousand or 11.4% when compared with the same three month period in 2003. For the three months ended March 31, 2004 compared with the comparable period for 2003, PeopleMed revenues decreased by $143 thousand, implementation revenues decreased by $41 thousand, and consulting services revenues associated with certain engineering projects decreased by $101 thousand. These decreases were partially offset by an increase in software license fee revenue of approximately $64 thousand and an increase in maintenance revenues increased by $42 thousand. Of the $143 thousand decrease in PeopleMed revenues, $150 thousand related to revenues associated with termination of a customer’s significant contract with PeopleMed that were recognized during the three months ended March 31, 2003, none in the comparable period in 2004. During the three months ended March 31, 2004, the Company recognized $132 thousand in software license fee revenues from an international sale, none during the comparable period during 2003.

Cost of revenue. Cost of revenue as a percentage of total revenues was 41.6% and 37.5% for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004 compared with the comparable period for 2003, cost of sales decreased $10 thousand, or 1.7%. The Company’s cost structure for cost of revenues remained relatively constant during the three months ended March 31, 2004 when compared to the three months ended March 31, 2003 as headcount and the resultant payroll expenses and other costs associated with this category did not change significantly.

Gross profit. Gross profit as a percentage of total revenue was 58.4% and 62.5% for the three months ended March 31, 2004 and 2003, respectively.

General and administrative. General and administrative expenses increased $133 thousand or 28.2%, for the three months ended March 31, 2004 compared to the same three months in 2003. The increase was due primarily to the following: a $93 thousand increase in legal expenses, a $23 thousand increase in accounting fees, an $19 thousand increase in labor costs, a $16 thousand increase in contract services, partially offset by a reduction in bad debt expense of $20 thousand. The increase in legal fees was primarily associated with the Company’s current litigation as discussed in Part II, Item 1 “Legal Proceedings,” of this document. Accounting fees increased mainly as a result of the refinancing agreements that were consummated on April 14, 2004.

Sales and marketing. For the three months ended March 31, 2004 compared with the comparable period for 2003, sales and marketing expenses decreased $71 thousand, or 18.7%. The reduction in sales and marketing expense was primarily a result of a $35 thousand decrease in travel expenses, a $17 decrease in direct labor and a $13 thousand decrease in commissions expenses.

Research and development. Research and development expenses increased $28 thousand to $151 thousand for the three months ended March 31, 2004 compared to $123 thousand for the three months ended March 31, 2003. The primary reason for the increase was a reduction in capitalized software development costs of $19 thousand when comparing the three months ended March 31, 2004 with the comparable period in 2003.

Interest expense. Interest expense was $150 thousand and $121 thousand for the three months ended March 31, 2004 and 2003, respectively. The primary reason for the increase was the increase in the interest rate on the debt from approximately 12% during the three months ended March 31, 2003 to 15% during the comparable period in 2004.

Financing costs. The Company incurred no financing costs for the three months ended March 31, 2004 because the financing costs were fully amortized as of June 30, 2003.

Net loss. The Company’s net loss for the three months ended March 31, 2004 and 2003 was $448 thousand and $346 thousand, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $979 thousand as of March 31, 2004 compared to $983 thousand at December 31, 2003, none of which was restricted.

The Company had a net working capital deficit of $2.008 million as of March 31, 2004 and $1.574 million at December 31, 2003.

As of December 31, 2003, the Company’s $4.029 million in related party financing was considered long-term debt. On April 14, 2004, GMIL and Global Med entered into an agreement to convert $3.5 million of the related party financing into 3.5 million shares of preferred stock. This preferred stock is convertible at the holder’s option at any time after March 1, 2006 and mandatorily convertible on March 1, 2009. The remaining $529 thousand in related party financing is due and payable on March 1, 2006. As part of the November 19, 2000 Loan Agreement, there exists a personal guarantee of Dr. Michael I. Ruxin, up to $650 thousand plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets and remains in full force and effect. The guarantee is limited by the Remaining Debt.

The terms of the debt and preferred stock require cash interest and dividend payments to be made on the following dates: March 1, June 1, September 1, and December 1. For each of the periods previously mentioned, with the exception of March 1, 2004, the Company will be required to pay interest in the amount $20 thousand. The Company will also be required to pay approximately $92 thousand in interest expense that was accrued mainly as of December 31, 2003 and an additional $95 thousand in interest that accrued from January 1, 2004 through February 29, 2004 on the outstanding related party financing obligations. The $92 thousand was paid April 2004 and the $95 thousand is expected to be paid early in the third quarter of 2004. The Company will also be required to make dividend payments in the amount of approximately $131 thousand in October of 2004. During 2005, the Company will be required to make interest payments of approximately $20 thousand March 1, June 1, September 1, and December 1, on each of the dates noted above. In addition, the Company will be required to make base dividend payments of approximately $184 thousand March 1, June 1, September 1, and December 1 as well as certain additional dividends payments related to 2004. In the event that the Company is unable to make the mandatory dividend payments in a timely manner, the Company, at GMIL’s option, can pay for the dividends in common stock or preferred stock of the Company. Based on the Company’s projected cash flows for 2004, the payment of mandatory dividends represent a material use of available operating cash. If sufficient cash flows do not materialize, the Company may be required to reduce planned expenditures for sales and marketing and research and development.

On April 26, 2004, the Company completed a private placement of the sale of 1.45 million shares of common stock at $0.40 per share resulting in gross proceeds of $580 thousand. The Company anticipates incurring approximately $50 thousand cash expenditures associated with this private placement. The Company plans on using the proceeds from the private placement for general working capital purposes.

The Company may require additional external financing through additional debt or equity in order to pay off the debt due in March of 2006 or the preferred stock if it is called by the holder in 2006.

The Company had an accumulated deficit of $40.17 million as of March 31, 2004. It is expected that cash flows from the Company’s existing customer base, new sales, sales of common stock and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months excluding acquisitions or major new product development initiatives. Management anticipates that the cash, accounts receivable balances, recurring revenues, proceeds from the sale of common stock, and any future financing activities will be used to fund the Company’s anticipated research and development costs, sales and marketing efforts during the remainder of 2004 and for general working capital purposes. The Company continues to pursue financing alternatives through the issuance of additional equity or debt.

Cash flows from operations provided $6 thousand in cash for the three months ended March 31, 2004. The cash provided during the three months ended March 31, 2004 consisted primarily of the net loss of $448 thousand, net of non-cash changes which provided $22 thousand and changes in operating assets and liabilities which provided $432 thousand.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) which was subsequently amended in December 2003 FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies to variable interest entities created after January 31, 2003 and to existing variable interest entities beginning after June 15, 2003. The Company fully adopted FIN 46 on March 31, 2004 and this adoption did not have a material impact on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk as it relates to Global Med generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates. Global Med is exposed to interest rate risk in its notes payable. Interest rate risk results when the market rate of the debt instruments decreases for notes payable. All of the Company’s outstanding debt is with GMIL. The Company attempts to reduce interest rate risk by negotiating terms on its debt with GMIL that are consistent with current market rates. As a result of Global Med’s relationship with its parent companies and subsidiaries, the terms of the financing agreement may not be indicative of those that would have resulted if Global Med were unaffiliated with these entities.

Sensitivity analyses were performed to determine how market rate changes would affect the fair value of our debt. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. A one-percentage point change in interest rates on our debt as of March 31, 2004 would change our annual pre-tax income annual results by approximately $40 thousand. The stated interest rate on our debt, is 15%. Hypothetically, if the interest rate on this debt were subject to fluctuations with the market and the market interest rate was 16%, Global Med’s pre-tax income would decrease approximately $40 thousand per year. Conversely, if Global Med’s debt were subject to market fluctuations and the market interest rate was 14%, the Company’s pre-tax income would increase approximately $40 thousand. In addition, each subsequent increase or decrease in the interest rate of 1% would change pre-tax income by an additional $40 thousand.

ITEM 4. CONTROLS AND PROCEDURES.

The management evaluated, with the participation of the Chief Executive Officer and Acting Principal Financial and Accounting Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15 (f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., the Company’s former Vice President of Sales and Marketing. The Company alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of the Company. Mr. Jackson is currently a management employee of one of the Company’s competitors.

During 2003, the Company filed two lawsuits for breach of contract against a former customer (the “Former Customer”) alleging it was improperly using the Company’s software without paying the appropriate fees. The lawsuits are pending in the United States District Court for the District of Colorado and the United States District Court for the Eastern District of California. The Former Customer has filed counterclaims alleging that the Company breached certain terms of the contract. The Company and the Former Customer are both seeking damages. The Company plans to vigorously defend the counterclaims and does not believe this lawsuit will have a material impact on the Company’s business.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the first quarter ended March 31, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31 Certification of the Chairman and Chief Executive Officer and Acting Principal Financial Officer, Persuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32 Certification of Chairman and Chief Executive Officer and Acting Principal Financial and Accounting Officer.

There were no current reports on Form 8-K filed during the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC. a Colorado Corporation

Date: May 14, 2004	By: /s/ Michael I. Ruxin Michael I. Ruxin, M.D., Chairman of the Board and Chief Executive Officer and Acting Principal Financial and Accounting Officer