Form 10-Q
period 2004-06-30
GLOBAL MED TECHNOLOGIES INC
filed 2004-08-09
CIK 1009463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number        000-22083
                           -----------------

                          GLOBAL MED TECHNOLOGIES, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

               COLORADO                                84-1116894
     ---------------------------                     ------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

            12600 West Colfax, Suite C-420, Lakewood, Colorado 80215
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 238-2000
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
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

                                                              Yes X No __
                                                                  --

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as determined in Rule 12b-2 of the Exchange Act).

                                                   Yes ___   No  X_
                                                                 --

As of August 5, 2004,  26,077,296  shares of the issuer's $0.01 par value Common
Stock were outstanding.

                          GLOBAL MED TECHNOLOGIES, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

Part I - Financial Information

     Item 1.      Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003

Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2004 and 2003

Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2004 and 2003

Unaudited Condensed Consolidated Statement of Stockholders' Deficit for the six months ended June 30, 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Item 4.      Controls and Procedures

Part II - Other Information

Item 1.      Legal Proceedings.

Item 2.      Changes in Securities

Item 3.      Defaults on Securities

Item 4.      Submission of matters to a vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            June 30,  December 31,
                                                              2004         2003
                                                             ------       ------
                                                          (Unaudited)
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents .........................       $  880       $  983
   Accounts receivable-trade, net ....................        1,019          286
   Accrued revenues, net .............................           13           72
   Prepaid expenses and other assets .................          145           97
                                                             ------       ------

Total current assets .................................        2,057        1,438

Equipment, furniture and fixtures, net ...............          218          238

Capitalized software development costs, net ..........           32           52

Notes receivable and accrued interest ................          505          481

                                                             ------       ------
Total assets .........................................       $2,812       $2,209
                                                             ======       ======

See accompanying notes to unaudited condensed consolidated financial statements.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (In thousands)

                                                                           June 30,  December 31,
                                                                             2004        2003
                                                                           --------    --------
                                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:

   Accounts payable ....................................................   $    240    $    304
   Accrued expenses ....................................................        759         623
   Accrued payroll .....................................................        120         174
   Accrued compensated absences ........................................        276         501
   Non-compete accrual .................................................         35          35
   Deferred revenue ....................................................      2,180       1,375
   Accrued dividend ....................................................        112        --
                                                                           --------    --------
Total current liabilities ..............................................      3,722       3,012

Deferred revenue, less current portion .................................          3          14

Financing agreements, related party ....................................        529         529

Indebtedness due in 2004, related party as preferred stock in 2004,
   related party .......................................................       --         3,500
                                                                           --------    --------

Total liabilities ......................................................      4,254       7,055
                                                                           --------    --------

COMMITMENTS AND CONTINGENCIES

Convertible redeemable Preferred Stock Series AA, $1 par value: ........      3,493        --
   Authorized shares - 3,500; 3,500 issued and outstanding
   (liquidation preference of $3,500)

STOCKHOLDERS' DEFICIT:

   Convertible Preferred Stock Series BB, $.42 par value: Authorized shares - 6,500; 675 issued and outstanding (liquidation
      preference of $284) ..............................................        284        --
   Common stock, $.01 par value: Authorized shares - 90,000;
      issued and outstanding shares - 26,077 and 24,545 at June 30, 2004
      and December 31, 2003, respectively ..............................        261         245
   Additional paid-in capital ..........................................     35,251      34,631
   Accumulated deficit .................................................    (40,731)    (39,722)
                                                                           --------    --------

Total stockholders' deficit ............................................     (4,935)     (4,846)
                                                                           --------    --------

Total liabilities and stockholders' deficit ............................   $  2,812    $  2,209
                                                                           ========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share information)

                                                     Three months ended
                                                          June 30,
                                                     ------------------
                                                       2004       2003
                                                     -------    -------
                                                   (Unaudited)(Unaudited)

Revenues .........................................   $ 1,460    $ 2,291

Cost of revenues .................................       621        570
                                                     -------    -------

Gross profit .....................................       839      1,721
                                                     -------    -------

OPERATING EXPENSES:
   General and administrative ....................       580        513
   Sales and marketing ...........................       386        321
   Research and development ......................       182        156
   Depreciation and software amortization ........        36        145
                                                     -------    -------
   Operating expenses ............................     1,184      1,135
                                                     -------    -------

Income (loss) from operations ....................      (345)       586
                                                     -------    -------

OTHER INCOME (EXPENSE):
   Interest income ...............................        13          2
   Interest expense ..............................      --           (6)
   Interest expense, related party ...............       (40)      (106)
   Amortization of financing costs ...............      --          (63)
                                                     -------    -------
Total other income (expense) .....................       (27)      (173)
                                                     -------    -------

Income (loss) before provision for income tax ....      (372)       413

Provision for income tax .........................      --         --
                                                     -------    -------

Net income (loss) ................................      (372)       413

Preferred dividends, related party ...............      (189)      --
                                                     -------    -------

Net income (loss) available to common shareholders  $   (561)   $   413
                                                     =======    =======

Net income (loss) per common share
   Basic                                            $  (0.02)   $  0.02
                                                     =======    =======
   Diluted                                          $  (0.02)   $  0.02
                                                     =======    =======

Weighted average number of common shares outstanding:
   Basic                                              25,626     24,545
                                                     =======    =======
   Diluted                                            25,626     25,326
                                                     =======    =======

See accompanying notes to unaudited condensed consolidated financial statements.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share information)

                                                     Six months ended
                                                         June 30,
                                                     ------------------
                                                       2004      2003
                                                     -------    -------
                                                   (Unaudited)(Unaudited)

Revenues .........................................   $ 2,813    $ 3,818

Cost of revenues .................................     1,184      1,143
                                                     -------    -------

Gross profit .....................................     1,629      2,675
                                                     -------    -------

OPERATING EXPENSES:
   General and administrative ....................     1,184        984
   Sales and marketing ...........................       694        700
   Research and development ......................       333        279
   Depreciation and software amortization ........        73        289
                                                     -------    -------
   Operating expenses ............................     2,284      2,252
                                                     -------    -------

Income (loss) from operations ....................      (655)       423
                                                     -------    -------

OTHER INCOME (EXPENSE):
   Interest income ...............................        25          4
   Interest expense ..............................      --           (2)
   Interest expense, related party ...............      (190)      (231)
   Amortization of financing costs ...............      --         (127)
                                                     -------    -------
Total other income (expense) .....................      (165)      (356)
                                                     -------    -------

Income (loss) before provision for income tax ....      (820)        67

Provision for income tax .........................      --         --
                                                     -------    -------

Net income (loss) ................................      (820)        67

Preferred dividends, related party ...............      (189)      --
                                                     -------    -------
                                                     -------    -------

Net income (loss) available to common shareholders   $(1,009)   $    67
                                                     =======    =======

Net income (loss) per common share
   Basic                                             $ (0.04)   $  0.00
                                                     =======    =======
   Diluted                                           $ (0.04)   $  0.00
                                                     =======    =======

Weighted average number of common shares outstanding:
   Basic                                              25,089     24,545
                                                     =======    =======
   Diluted                                            25,089     26,151
                                                     =======    =======

See accompanying notes to unaudited condensed consolidated financial statements.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 (In thousands)

                                     Convertible    Series BB
                                      Preferred       Stock        Common Stock         Additional
                                     ------------------------  ----------------------     Paid-in     Accumulated
                                        Shares       Amount       Shares     Amount       Capital      Deficit         Total
                                     ------------ -----------  ----------- ----------  -------------  -----------   -----------

Balances, December 31, 2003              ---         ---          24,545         $245     $34,631       $(39,722)     $(4,846)
Issuance of Convertible Series BB
   preferred stock, related
party (unaudited)                        675         $284            ---          ---         ---            ---          284

Issuance of common shares for
  cash, net of issuance costs of
  $61 thousand (see note 5)
  (unaudited)                            ---         ---           1,525           16         533            ---          549

Issuance of options (unaudited)          ---         ---             ---          ---           6            ---            6

Issuance of common shares for
  services, related party (see
  note 5) (unaudited)                    ---         ---               7          ---           4            ---            4

Dividends on Series AA Preferred
  Stock,  related party
  (unaudited)                            ---         ---             ---          ---          77           (189)        (112)

Net loss (unaudited)                     ---         ---             ---          ---         ---           (820)        (820)
                                     ------------ -----------  ----------- ----------  -------------  -----------   -----------

Balances, June 30, 2004
(unaudited)                              675         $284         26,077         $261     $35,251       $(40,731)     $(4,935)
                                     ============ ===========  =========== ==========  =============  ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Six months ended
                                                                          June 30,
                                                                       --------------
                                                                        2004    2003
                                                                       -----    -----
                                                                   (Unaudited)(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) ..................................................   $(820)   $  67

Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:

     Depreciation and software amortization ........................      73      289
     Issuance of common stock for payment of interest, related party    --        221
     Amortization of discount on note payable, related party .......    --         12
     Bad debt expense, (credit) ....................................     (20)    --
     Amortization of financing costs ...............................    --        127
     Common stock, options and warrants issued
       for services and other, net .................................      10       27
     Non-cash settlements ..........................................    --       (924)
     Changes in operating assets and liabilities:
        Accounts receivable-trade, net .............................    (741)     271
        Accrued revenues, net ......................................      87      161
        Prepaid expenses and other assets ..........................     (48)    (154)
        Accrued interest, notes receivable .........................     (24)    --
        Accounts payable ...........................................     (64)     115
        Accrued expenses ...........................................     136      (49)
        Accrued payroll ............................................       6      (12)
        Accrued compensated absences ...............................      (1)      13
        Deferred revenue ...........................................     794       10
                                                                       -----    -----

Net cash (used in) provided by operating activities ................    (612)     174
                                                                       -----    -----

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment, furniture and fixtures .....................     (33)     (28)
Maturities of investments ..........................................    --         60
Note receivable ....................................................    --        (30)
Increase in capitalized software development .......................    --        (19)
                                                                       -----    -----

Net cash used in investing activities ..............................     (33)     (17)
                                                                       -----    -----

See accompanying notes to the unaudited condensed consolidated financial statements.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)

                                                       Six months ended
                                                           June 30,
                                                       ----------------
                                                        2004      2003
                                                       ------    ------
                                                    (Unaudited)(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common shares for cash, net ............   $  549    $ --
Costs associated with preferred stock issuance .....       (7)     --
                                                       ------    ------

Net cash provided by financing activities ..........      542      --
                                                       ------    ------

Net (decrease) increase in cash and cash equivalents     (103)      157

Cash and cash equivalents at beginning of period ...      983     1,007
                                                       ------    ------

Cash and cash equivalents at end of period .........   $  880    $1,164
                                                       ======    ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS

The Company  paid $112 and $202  thousand  for interest for the six months ended
June 30, 2004 and 2003, respectively.  Of the $202 thousand paid for interest in
2003, $200 thousand represented the payment of prepaid interest for a portion of the  interest  payments due for the period from July 1, 2003 to January 1, 2004, related to the  Company's  $3.829  million  financing  agreement  with a related party.  The Company  recognized  approximately  $0 and $23  thousand for the six months ended June 30, 2004 and 2003,  respectively,  in expenses  related to the issuance  of  options  mainly  for  prepaid  marketing  and  options  issued  to consultants.

The Company  issued common  shares to a related party for services  valued at $4 thousand at June 30, 2004 and 2003.

The Company  accrued  dividends  on the Series AA  Preferred  Stock to a related party totaling $112 thousand for the first six months of June 30, 2004.

In addition to the  accrued  dividends  on the Series AA  Preferred  Stock,  the
Company  recognized  additional  dividends  of  approximately  $77 thousand as a result of the intrinsic value of the beneficial  conversion  feature  associated with conversion of the Series AA Preferred Stock into the Company's common stock as of April 14, 2004.

The Company converted $3.5 million of "Indebtedness  due in 2004,  related party as preferred  stock in 2004" into Series AA  Preferred  Stock on April 14, 2004.
The Company incurred approximately $7 thousand of cash issuance costs associated with  this  conversion.  See  Note 3 of the  financial  statements  for  further discussion.

The  Company  converted  approximately  $60  thousand  of  accrued  payroll  and approximately $224 thousand of accrued  compensated  absences into approximately
$284  thousand  of  Series  BB  Preferred  Stock.  See  Note 5 of the  financial statements for further discussion.

See accompanying notes to unaudited condensed consolidated financial statements.

                  GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Global
Med Technologies,  Inc. and Subsidiary (the "Company" or "Global Med") have been
prepared  by  management  in  accordance  with  generally  accepted   accounting
principles for interim  financial  information  and with the  regulations of the
Securities  and  Exchange  Commission.  Accordingly,  they  do not  include  all information and footnotes required by generally accepted  accounting  principles for complete financial statements. In the opinion of management, all adjustments
(consisting of only normal  recurring  adjustments)  considered  necessary for a fair  presentation of their financial  position at June 30, 2004 and the results of their  operations  for the three and six months  ended June 30, 2004 and 2003 have been included.

While  management  believes the  disclosures  presented  are adequate to prevent
misleading  information,   it  is  suggested  that  the  accompanying  unaudited
consolidated  financial  statements  be read in  conjunction  with  the  audited consolidated  financial  statements  and  the  notes  thereto  contained  in the
Company's  Annual  Report on Form 10-K for the year ended  December 31, 2003, as filed with the  Securities  and  Exchange  Commission.  The  interim  results of operations for the three and six months ended June 30, 2004 are not  necessarily indicative of the results that may be expected for any other  interim  period of
2004 or for the year ending December 31, 2004.

On  November  28,  2001,  the  shareholders  of  eVision   International,   Inc.
("eVision")  approved a transaction,  which transferred certain of the assets of
eVision to Online  Credit  Limited  ("Online  Credit")  as  satisfaction  of the certain  obligations  eVision had with Online Credit. As a result, all of Global
Med's common shares held by eVision and all eBanker USA.com's  ("eBanker") common shares  and  warrants  held  by  eVision  were  transferred  to  Online  Credit.
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

The preparation of financial statements in conformity with accounting principles generally  accepted  in the United  States of  America  requires  the  Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial  statements and the reported amounts of revenues and expenses  during the reporting  period.  Actual  results could differ from those estimates.  Global Med provides  information  management software  products and services to the health care  industry and operates in two business segments. (See Note 7).

Non-Cash Settlements

In  April  2003,   the  Company   signed  an   agreement   with  its   SafeTrace
Tx(R)development  partner,  The Institute  for  Transfusion  Medicine  ("ITXM"),
related to ITXM's purchase of certain software from the Company.  In addition to certain cash consideration for the software purchase,  ITXM agreed to relinquish any rights that ITXM had to existing and future royalties. As of April 2003, the
Company  owed ITXM  approximately  $121  thousand  for  royalties on the sale of
SafeTrace  Tx(R).  In addition,  ITXM  relinquished  its right to receive future royalties on SafeTrace Tx(R)sales, which were assessed at 4% of the net software license fee. ITXM, as part of this  agreement,  also  relinquished  the right to receive future  upgrades and maintenance and support that were part of a January
1998 settlement  agreement  associated with the development of SafeTrace  Tx(R).
The  remaining  value of these  penalties as of the signing of the agreement was approximately $267 thousand and was previously  included in deferred revenue. As a result,  the Company  recognized  approximately $388 thousand in revenues as a result of the reduction in liabilities  associated  with the delivery of certain software to ITXM.  Therefore,  for the three and six months ended June 30, 2003, approximately  $388 thousand in revenues related to this non-cash  consideration is included in the Company's statement of operations.

In June  2003,  the  Company  signed a  settlement  agreement  (the  "Settlement
Agreement") with Ortho Clinical Diagnostics,  Inc. ("Ortho"),  whereby by all of the Company's  outstanding  obligations  to and from Ortho were  released.  As a result,  the Company was released from its obligation to provide Ortho with $500 thousand in software  development  work for which it had  received  payment from
Ortho in 1997 as part of the exclusivity agreement the Company signed with Ortho in 1997.  In addition,  the Company was released from all other  obligations  to
Ortho,  which included  liabilities  amounting to approximately $36 thousand for sales  distribution  commissions.  For the three and six  months  ended June 30,
2003,  the Company  recognized  $500 thousand in revenues  associated  with this settlement  agreement  and Ortho's  waiver of its right to software  development services  and a  reduction  in sales  and  marketing  expenses  of $36  thousand associated  with  the  release  of  the  Company  from  its  obligation  to  pay commissions to Ortho for prior sales.

The Company's  Manufacturer's  Representative and Software Development Agreement
("OCD  Agreement")  signed with OCD during June of 1999 expired during the three months ended June 30, 2003. The Company has no outstanding  software development or marketing agreements with OCD at the present time.

Recently Issued Accounting Principles

In March 2004,  the  Financial  Accounting  Standards  Board  ("FASB")  approved
Emerging Issue Task Force ("EITF") Issue 03-6, "Participating Securities and the
Two-Class  Method under  Statement of Financial  Accounting  Standards  ("SFAS")
128." EITF Issue 03-6  supersedes  the  guidance in Topic No.  D-95,  "Effect of
Participating  Convertible  Securities on the  Computation of Basic Earnings per
Share,"  and  requires  the  use  of  the  two-class   method  of  participating
securities.  The  two-class  method  is  an  earnings  allocation  formula  that determines  earnings per share for each class of common stock and  participating security  according to dividends  declared (or  accumulated)  and  participation rights in undistributed  earnings. In addition,  EITF Issue 03-6 addresses other forms of participating  securities,  including options,  warrants,  forwards and other  contracts  to issue an  entity's  common  stock,  with the  exception  of stock-based  compensation (unvested options and restricted stock) subject to the provisions  of  Opinion  25 and SFAS  123.  EITF  Issue  03-6 is  effective  for reporting  periods  beginning  after  March 31,  2004 and  should be  applied by restating  previously  reported  earnings per share.  The adoption of EITF Issue
03-6 did not have a significant effect on the Company's  condensed  consolidated financial statements as of and for the three and six months ended June 30, 2004.

In January 2003,  the FASB issued  Interpretation  No. 46 ("FIN 46"),  which was subsequently  amended in  December  2003.  FIN 46 requires  that  unconsolidated variable  interest  entities be consolidated by their primary  beneficiaries.  A primary  beneficiary  is the party  that  absorbs  a  majority  of the  entity's expected  losses or  residual  benefits.  FIN 46  applies to  variable  interest entities  created  after  January  31, 2003 and to  existing  variable  interest entities  beginning  after June 15, 2003.  The Company  fully  adopted FIN 46 on
March 31, 2004 and this adoption did not have a material impact on the Company's financial statements.

Certain prior period  amounts have been  reclassified  to conform to the current period presentation.

2.  RELATED PARTIES

Global Med is financed  primarily  through lending  arrangements with Global Med
International Limited ("GMIL"),  which is a subsidiary of eBanker. These lending arrangements  were originated by eBanker and  transferred,  along with eBanker's ownership in Global Med, to Global Med China Asia  Limited  ("GMCAL") in October
2002, and then the lending  arrangements  were  transferred to GMIL in September
2003. Until November 28, 2001, eBanker was a consolidated subsidiary of eVision.
eVision  is 10.4%  owned by Heng Fung  Holdings  Limited  ("Heng  Fung") and its
subsidiary, Online Credit and Heng Fung Singapore Ptc. Limited. Currently, GMCAL
is a shareholder of Global Med. Until November, 2001 and November, 2002, eVision
was also a shareholder of Global Med. Additionally, eVision and GMCAL each holds warrants to acquire 1 million and 11.186 million shares, respectively, of Global
Med's common stock with exercise  prices that range from  $0.25-$0.50 per share.
As discussed  further below and in the  accompanying  financial  statements,  in
November  2000,  eBanker  and  Global  Med  entered  into  a  series  of  equity transactions  that resulted in Global Med becoming a consolidated  subsidiary of
eBanker and eVision effective November 2000.

On November 28, 2001, the shareholders of eVision approved a transaction,  which transferred certain of the assets of eVision to Online Credit as satisfaction of the certain  obligations  eVision had with Online  Credit.  As a result,  all of
Global Med's common shares held by eVision and all  eBanker's  common shares and warrants held by eVision were transferred to Online Credit. Consequently,  as of
November 28,  2001,  Global Med  remained a  consolidated  entity of eBanker for accounting purposes;  however, eBanker then became directly controlled by Online
Credit instead of eVision.

During the six months ended June 30, 2004 and 2003, eVision provided the Company with various accounting services for which the Company incurred $15 thousand and
$24 thousand in general and administrative  expenses,  respectively.  During the six months ended June 30, 2004 and 2003, the Company  incurred $190 thousand and
$221  thousand,  respectively,  in interest  charges from  eBanker.  For the six months ended June 30, 2004 and 2003,  the Company  incurred $6 and $12 thousand, respectively,  in  interest  charges  on a note  from a  foreign  subsidiary  of
eBanker.  As of June 30, 2004 and  December  31,  2003,  the Company had accrued liabilities  consisting  of accounting  services  expense in the amounts of $107 thousand  and $92  thousand,  respectively,  from  eVision.  These  amounts  are included in accrued expenses in the accompanying balance sheets.

As of June 21,  2002,  the  disinterested  directors of the  Company's  Board of
Directors had approved  borrowings to a related  party  totaling $370  thousand.
During the year ended December 31, 2002, the Company's Notes Receivable, related party  balance,  increased $290 thousand to a total of $370 thousand as a result of funds advanced in the form of promissory  notes to this entity  controlled by
a, then, director of the Company, Jeff Busch. The notes bear interest at 12% per year and mature in 2006.  During the year ended  December 31, 2001,  the Company had lent $80  thousand to this  entity.  In  addition,  the CEO and  Chairman of
Global Med,  Michael I. Ruxin, was also on the board of directors of this entity controlled by Jeff Busch.  Dr. Ruxin  resigned as director of the related entity effective  December 12, 2002.  Jeff Busch resigned his position as a director of the Company and PeopleMed  effective December 12, 2002. As a result,  Jeff Busch and the entity  controlled  by Jeff Busch are no longer  related  parties of the
Company.  On March 10,  2003,  the  Company's  Board of  Directors  approved and subsequently funded additional borrowings to the entity controlled by Jeff Busch in the amount of $30 thousand.  The outstanding  note  receivable  balance as of
June 30, 2004 was $400  thousand.  The Company had  recognized  $105 thousand in accrued interest on this note receivable as of June 30, 2004.

3.  FINANCING AGREEMENTS, RELATED PARTY

On April 7, 2003,  GMCAL and Global Med entered  into an agreement to extend the repayment  date of the $3.829 million loan from July 1, 2003 to January 1, 2004.
As part of the  November  19,  2000  Loan  Agreement,  there  exists a  personal guarantee of Dr.  Michael I. Ruxin,  up to $650  thousand  plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin's assets and remains in full force and effect. In consideration for the extension, Global Med agreed to pay GMCAL a fee of $287  thousand,  which  includes the extension fee, and all interest due for the period from July 1, 2003 to January 1, 2004.  As of the date of this agreement,  Global Med had paid GMCAL $200 thousand of the $287 thousand  extension fee and the remaining $87 thousand for the extension fee and interest was paid during April of 2004.

As of  September  2003,  all of the  Company's  outstanding  related  party debt totaling $4.029 million had been transferred to GMIL, a subsidiary of eBanker.

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

On April  14,  2004,  GMIL and  Global  Med  amended  their  existing  financing agreements  and entered  into an  agreement  to combine the  outstanding  $3.829 million and $200 thousand debt  agreements.  The combined loan of $4.029 million was then  separated  into two  parts:  $529  thousand  was  converted  into debt
("Remaining  Debt") and $3.5 million was  converted  into 3.5 million  shares of preferred stock ("Preferred Stock"). The due date of the Remaining Debt is March
1, 2006. The interest rate on the Remaining Debt is 15% per year and interest on this debt is due and  payable  quarterly  on March 1, June 1,  September  1, and
December 1 of each year until the Remaining  Debt is paid in full. The Remaining
Debt is secured by all of Global Med's assets and is subject to the  outstanding terms of November 19, 2000 financing agreement ("Loan Agreement"). The Remaining
Debt may not be paid so long as any  portion of the $ 3.5  million in  Preferred
Stock  remains  outstanding  and  unsatisfied.   The  Remaining  debt  has  been
classified as a long-term liability as a result of this refinancing.

With the  conversion  of a  portion  of the  outstanding  debt  into  Series  AA
Preferred Stock,  GMIL received certain  beneficial  conversion  features.  As a result,  the Company recognized $77 thousand in deemed preferred stock dividends associated with conversion of a portion of the debt into  convertible  Series AA
Preferred Stock during the three and six months ended June 30, 2004.

At  December  31,  2003 and  June 30,  2004,  accrued  interest  of $99 and $177 thousand, respectively, were outstanding under the terms of the debt agreements.
These amounts are included in accrued expenses.

Further  discussion of debt financing can be found in the Company's Form 10-K in
Note 2 of the audited financial statements for the year ended December 31, 2003.

4.  PEOPLEMED.COM, INC.

During 1999, Global Med formed a subsidiary,  PeopleMed.com, Inc., ("PeopleMed")
a Colorado  corporation,  which is  approximately  83% owned by the Company,  to develop a software  application  designed to give HMO  providers and other third party payers access to clinical  information for chronic disease patients.  This application  allows  doctors and other medical  employees  access to a patient's history.  The  remaining  17% of  PeopleMed is owned by third  parties,  certain officers and directors of Global Med. There is no minority interest reflected in the June 30, 2004 or December 31, 2003 balance  sheets  because  PeopleMed had a stockholders' deficit at those dates.

5.  STOCKHOLDERS' DEFICIT

Stock Compensation

In 2000, the Company authorized the issuance of 35 thousand shares to an officer of the  Company.  Of the 35 thousand  authorized  shares,  28 thousand  had been issued as of June 30, 2004.  The remaining  shares will be issued at a rate of 7 thousand per year as they are earned. During the six months ended June 30, 2004, the Company recognized  approximately $4 thousand in compensation expense in the statements of operations related to the vesting of these shares.

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

Pro forma information regarding net income and earnings per share is required by
SFAS No. 123, and has been  determined  as if the Company had  accounted for its employee  stock  options under the fair value method of that  Statement  using a
Black-Scholes  option pricing model. For purposes of pro forma disclosures,  the estimated  fair value of the options is  amortized  to expense over the options'
vesting period.

Had  compensation  cost for the Company's  stock-based  compensation  plans been determined  consistent  with SFAS No. 123, the Company's pro forma amounts would have been as indicated:

                                                  Six Months Ended June 30,
                                                   2004             2003
                                                 --------        ---------

Net income (loss) as reported                    $   (820)       $  67,000
Pro forma net loss under SFAS 123                  (1,454)        (565,000)
Net income (loss) per share as reported             (0.04)            0.00
Pro forma net loss per share under SFAS 123         (0.06)           (0.02)

Assumptions:
Dividend Yield                                         ---              ---
Volatility factor                                     385%             351%
Risk free interest rate                              2.97%            3.03%
Expected Life of Option (in years)                     5.9              6.9

The  estimated  fair value of the total  options  granted  during the six months ended June 30, 2004 and 2003 was $45 and $46 thousand, respectively.

Issuance of Warrants

On July 1, 2001,  eBanker  received the right to receive 10.186 million warrants for the purchase of the Company's  common stock at $0.50 per share. The warrants were issued in  accordance  with the terms of the  November  19, 2000  Financing
Agreement  between the Company and  eBanker.  The number of warrants  issued was calculated based on the outstanding principal balance on the Company's loan with
eBanker as of July 1, 2001.  The warrants  expire on July 1, 2011. In accordance with the terms of the November 2000 financing  agreement between the Company and
eBanker,  the Company is obligated to register and maintain current registration on the shares,  underlying the warrants,  for resale under the Securities Act of
1933 ("1933  Act").  The Company has not yet  registered  the shares  underlying these  warrants.  The Company  used  independent,  third party  consultants  for estimating  the fair value of the warrants to purchase  10.186 million shares of the Company's  common  stock.  The warrants  were valued at $510  thousand.  The
Company  recorded $510 thousand in deferred  financing costs associated with the issuance of these warrants as of July 1, 2001. The Company ratably amortized the costs  associated with these warrants over 24 months,  the remaining life of the note payable as of July 1, 2001.  The Company  recognized  approximately  $0 and
$127 thousand, respectively, in financing costs related to the issuance of these warrants for the six months ended June 30, 2004 and 2003.

In June 2003,  the Company's  Board of Directors  approved the 2003 Stock Option
Plan ("2003  Plan").  The 2003 Plan  provides for the issuance of stock  options exercisable to purchase up to 5 million shares of the Company's  common stock to employees,  officers,  directors and  consultants.  The Board of Directors  also approved the inclusion of options to purchase approximately 4.707 million shares under the 2003 Plan that were issued to such  persons  prior to the  adoption of the  2003  Plan  and  lacked  registration  rights.  The  Company  filed  an S-8 registration  statement to register the 5 million shares issuable under the 2003
Plan on May 20,  2004.  The range of the  exercise  prices of the 4.707  million options is $0.45 to $1.50 per share.  The weighted-  average  exercise  price of these options is $0.68 per share.

In June 2003,  the Board of  Directors  of the Company  approved a change in the
2001 Stock  Option Plan ("2001  Plan").  The Board of  Directors  of the Company
authorized  an amendment to the 2001 Plan  reducing the number of common  shares reserved and authorized  for issuance by 5 million.  Effective in June 2003, the total  number of common  shares  approved  for  issuance  under the 2001 Plan as authorized  by the Board is reduced  from 15 million to 10 million.  The Company filed an amendment to the  existing  S-8  registration  statement to effect this change on May 20, 2004.

Preferred Stock

On  April  14,  2004  GMIL and  Global  Med  amended  their  existing  financing agreements and entered into an agreement to convert a portion of the outstanding debt totaling $3.5 million into 3.5 million shares of Series AA Preferred Stock, as discussed in Note 11 in the Form 10-K in the audited financial statements for the period ended  December  31, 2003.  For the period from March 1, 2004 through
February 28, 2005, the Series AA Preferred Stock has a dividend yield of 15%. On
March 1, 2005, the dividend rate on the Series AA Preferred Stock increases from
15% to 21%.  During  October  2004,  the  Company  will be  required to make one dividend payment in the amount of approximately $131 thousand.  The remainder of the accrued dividend for the period from March 1, 2004 through February 28, 2005 will be paid out in  subsequent  years.  During  2005,  the cash  dividends  are mandatory  and due and payable on March 1, June 1,  September  1, and December 1 during each quarter the Series AA Preferred Stock is outstanding.  The Series AA
Preferred Stock can be converted by GMIL into common stock of the Company at any time at a  conversion  rate of (2.222)  shares of common stock for each share of
Series  AA  Preferred  Stock.  Therefore,  the  Series  AA  Preferred  Stock  is
convertible into  approximately  7.777 million common shares.  At any time after
March 1, 2006,  the Series AA Preferred  Stock is redeemable at GMIL's option at
$1 per share.  The Series AA Preferred Stock is mandatorily  redeemable on March
1, 2009.  If the cash  dividends on the Series AA  Preferred  Stock are not paid within  thirty (30) days after the end of the quarter,  at GMIL's  option,  GMIL will be paid in additional  Series AA Preferred  Stock equal to the value of the outstanding  dividend,  or common stock at the closing market price for ten (10)
days preceding GMIL's election.

The Series AA  Preferred  Stock can be  converted  into  common  stock at GMIL's option,  and GMIL is not able to force  redemption  of the  Series AA  Preferred
Stock until March 1, 2006.  The Company has  classified  the Series AA Preferred
Stock as "Mezzanine Equity" in these financial  statements.  The Company will be required  to review the  classification  of the Series AA  Preferred  Stock on a quarterly basis to determine if the  classification  as Mezzanine Equity remains appropriate.  Such review could result in the Preferred Stock being reclassified as debt prior to March 1, 2006.

On April 14,  2004,  the  Company's  Chairman and CEO,  Michael I. Ruxin,  M.D.,
agreed to convert his  outstanding  accrued  vacation  and  accrued  wages as of
February 29, 2004, valued at approximately  $284 thousand into approximately 675 thousand  shares of Series BB Preferred  Stock  ("Series BB"). The Series BB has
the following terms:

o    The  Series BB is  convertible  at a rate of one share per  common  per one share of Series BB at the option of the holder if Global Med's common stock closing price reaches  $0.75 per share.  Upon written  notice by Dr. Ruxin, the Series BB is convertible into common stock.

o    The Series BB is junior to the Series AA and senior to the common  stock of the Company and has a liquidation preference of $0.42 per share. o

Private Placement

During the quarter  ended June 30,  2004,  the Company  received net proceeds of
$549  thousand  from the sale of 1.525  million  shares of  unregistered  common stock.  The  price per  share  price was  $0.40.  These  shares  have  piggyback registration  rights  under  certain  conditions.  As a  result  of the  private placement,  the  Company  incurred  costs  of  approximately  $61  thousand.  In addition,  the Company  issued 125  thousand  warrants to purchase  unregistered common  shares  of the  Company's  stock  at  $0.40  per  share  as part of this
transaction.   The  common  shares  underlying  these  warrants  have  piggyback registration  rights under  certain  conditions.  The Company plans on using the proceeds of the private placement for general working capital purposes.

Anti-Dilution Provisions

Certain of the Company's  outstanding  warrant agreements contain  anti-dilution provisions.  As a result of the recent equity  transactions  with respect to the issuance  of  preferred  stock and sale of  common  stock,  these  anti-dilution provisions  have been  activated  and could result in the issuance of additional shares of common stock in the event these warrants are  exercised.  In the event all of the warrants with  anti-dilution  provisions are  exercised,  the Company would be required  to issue  approximately  430  thousand  additional  shares of common stock.

 6. LOSS PER SHARE

Basic net loss per common  share  excludes  dilution and is computed by dividing net loss by the weighted-average  number of common shares outstanding during the periods  presented.  Diluted net loss per common share  reflects  the  potential dilution of  securities  that could  participate  in the  earnings  unless their
effect  is  antidilutive.   Stock  options,   warrants   outstanding  and  their
equivalents  are included in diluted  computations  through the "treasury  stock method"  unless they are  antidilutive.  Convertible  securities are included in
diluted   computations  through  the  "if  converted"  method  unless  they  are antidilutive.  Common share  equivalents are excluded from the  computation,  as their effect would be antidilutive. For the three months ended June 30, 2004 and
2003 approximately 34.0 million and 25.3 million equivalent  dilutive securities
(primarily  common stock  options,  convertible  preferred  stock and warrants), respectively,  have been  excluded  from the  weighted-average  number of common shares  outstanding  for the diluted net loss per share  computation as they are antidilutive.  For the six months  ended June 30,  2004 and 2003,  approximately
29.7 million and 26.2 million equivalent dilutive  securities  (primarily common stock options,  warrants and convertible  preferred stock),  respectively,  were outstanding.

The following table sets forth the computation of basic and diluted earnings per share for the six and three months ended June 30, 2004 and 2003:

                                                          Six months ended June 30,     Three months ended June 30,
                                                       -------------------------------- ----------------------------
                                                            2004             2003           2004           2003
                                                       ---------------- --------------- -------------- -------------
                                                                               In 000s
Weighted  average  number of shares used in the basic
earnings per share computation                             25,089           24,545         25,626         24,545

Effect of dilutive securities:
   Common stock options                                      ---              29             ---           ---
   Common stock warrants                                     ---            1,577            ---           781
   Convertible series AA  Preferred Stock,
       related party                                         ---             ---             ---           ---
   Convertible Series BB Preferred Stock,
       related party                                         ---             ---             ---           ---
                                                       ---------------- --------------- -------------- -------------

   Dilutive potential common shares                          ---            1,606            ---           781
                                                       ---------------- --------------- -------------- -------------

Adjusted weighted average number
   shares used in diluted earnings per
   share computation                                       25,089           26,151         25,626         25,326
                                                       ================ =============== ============== =============

The effects of  potentially  dilutive  securities  for the six and three  months ended  June 30,  2004  have not been  included  in the  calculation  of  diluted earnings per share as the effects were antidilutive.

7.   BUSINESS SEGMENT INFORMATION

The  Company  classifies  its  products  into two core  business  segments:  the
Wyndgate division  ("Wyndgate") and PeopleMed.  Wyndgate  develops,  markets and supports blood tracking  systems to assist  community blood centers,  hospitals, plasma centers and outpatient  clinics in the U.S. in complying with the quality and safety standards of the FDA for the collection,  transfusion, and management of blood and blood products.  PeopleMed offers chronic disease  management as an
Application  Service Provider ("ASP").  PeopleMed's  systems use the Internet to coordinate  sources and users of a  patient's  clinical  information,  including laboratory,  pharmacy, primary and specialty care providers, claims, and medical records.  For the six months ended June 30, 2003,  $300 thousand of  PeopleMed's revenues came from revenues associated with the termination of a contract with a significant customer.  The segment information for the six months ended June 30,
2004  has  not  been  presented  as  PeopleMed's   financials  were  not  deemed
significant.

                                                    Six Months Ended June 30, 2003
                                                            (In thousands)

                                             Wyndgate
                                             Division                 PeopleMed                  Total
                                      -----------------------    --------------------    ----------------------
Revenues                                        $3,439                   $379                     $3,818
                                                ======                   ====                     ======
Income from operations
   before other income (expenses)                $311                    $112                      $423
Interest income                                   4                       ---                        4
Interest expense                                (233)                     ---                      (233)
Amortization of financing costs                 (127)                     ---                      (127)
                                                -----                     ---                      -----
Net income (loss)                               $(45)                    $112                       $67
                                                =====                    ====                       ===

Depreciation and amortization                    $262                     $27                      $289
                                                 ====                     ===                      ====
Capital expenditures                              28                      ---                       28
                                                  ==                      ===                       ==
Identifiable assets as of
 June 30, 2003                                  $2,276                   $381                     $2,657
                                                ======                   ====                     ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

Global Med Technologies,  Inc. provides information management software products and  services to the health care  industry.  Wyndgate  operates as a division of
Global Med  Technologies,  Inc.  and  designs,  develops,  markets and  supports information management software products for blood banks, hospitals, centralized transfusion  centers and other  healthcare  related  facilities.  The  Company's
PeopleMed subsidiary offers chronic disease management as an Application Service
Provider ("ASP"). PeopleMed's system uses the Internet to coordinate sources and users of a  patient's  clinical  information,  including  laboratory,  pharmacy, primary and specialty  care  providers,  claims and medical  records.  PeopleMed earns revenues primarily by providing ongoing ASP services. PeopleMed's revenues were not significant during the three or six months ended June 30, 2004.

The Company  has two main  products in its  Wyndgate  division:  SafeTrace(R)and
SafeTrace Tx(R). SafeTrace is used by blood centers and hospitals to track blood
donations.   SafeTrace  Tx  is  used  primarily  by  hospitals  and  centralized transfusion  centers  to help  insure  the  quality  of  blood  transfused  into patient-recipients.  Both  products  are  designed to help the users comply with quality and safety  standards of the U.S. Food and Drug  Administration  ("FDA")
for the  collection and  management of blood and blood  products.  The Company's
Wyndgate  division  earns  revenues  primarily  through  the  sale  of  software licenses,  implementation  of  the  software  systems  sold,  and  by  providing maintenance  for the  SafeTrace and  SafeTrace Tx software  systems.  During the three months ended June 30, 2004 and 2003, Wyndgate's revenues represented 96.6%
and 91.2%, respectively,  of the Company's total revenues. During the six months ended June 30, 2004 and 2003,  Wyndgate's revenues  represented 96.6% and 90.1%, respectively, of the Company's total revenues. During these periods, PeopleMed's revenues represented the remainder.

The  decision to purchase a new blood bank system is driven in large part by one or  all  of  the  following:  replacing  antiquated  technology,  upgrading  the laboratory  information  system ("LIS") of the hospital which typically includes the purchase of a blood bank system,  and replacing  existing products that have been  sunsetted.  The Company  believes that because the purchase of an LIS by a hospital  is a  significant  driver in the  decision  to  purchase  a blood bank system,  the Company is heavily  reliant on its  relationships  with its channel partners that sell their LIS systems in  combination  with the  Company's  blood bank products.

Entities that plan to purchase blood bank products primarily have two choices:

o        Upgrade their current system with their existing vendor, or

o        Select a replacement system from an alternative vendor.

The Company's two primary  locations  are in Lakewood,  Colorado,  the corporate headquarters, and El Dorado Hills, California, the Company's primary operations, which include research and development,  implementation staff, support services, and certain  administrative staff.  Approximately 20% of the Company's employees are not located in  Lakewood,  Colorado or El Dorado  Hills,  California.  These
employees  provide support for the Company's  sales and marketing,  research and development, and implementation efforts.

Overall, the Company's revenues for the six months ended June 30, 2004 decreased
$1.005  million to $2.813  million  from  $3.818  million  for the prior  year's comparable quarter.  Cost of revenues increased $41 thousand or 3.6% for the six months  ended June 30, 2004 to $1.184  million  from $1.143  million for the six months ended June 30, 2004. For the six months ended June 30, 2004 and 2003, the
Company's   operating   expenses  were  $2.284   million  and  $2.252   million,
respectively.  The Company's net loss was $820 thousand for the six months ended
June 30,  2004,  and the Company  recognized  net income of $67 thousand for the comparable period during 2003.

For the six months  ended June 30,  2004,  the  Company's  operations  used $612 thousand in cash.  For the  comparable  period in 2003 the Company's  operations generated $174 thousand in cash.  For 2004,  the Company  believes that its cash flows from the sale of SafeTrace and SafeTrace Tx to new customers,  the current backlog of existing business, and any sales of equity will be sufficient to fund its  operations  through the  remainder  of fiscal year 2004.  If the Company is unable to meet its sales  projections  and the  resultant  projected  cash flows anticipated  from those  transactions or raise money through  additional debt or equity offerings, the Company may be required to significantly reduce planned as well as existing levels of expenditures  for all cost categories which includes, cost of sales,  sales and marketing,  research and development,  and general and administrative. If the Company substantially reduces its planned or the existing levels of  expenditures,  this could  significantly  impact the Company's future viability in the blood bank software market.

Management of the Company is focused on  increasing  its revenues and cash flows through direct sales efforts,  increasing its marketing footprint through adding additional channel partners and strategic alliances, and developing new products and  enhanced  functionality  to its existing  product mix to attract  potential customers.

Balance Sheet Changes

As of June 30, 2004  compared  with  December 31, 2003,  certain  balance  sheet account changes were significant. For example, net accounts receivable increased
$733 thousand primarily as a result of billings  associated with record sales of software license and  implementation  services during the quarter ended June 30,
2004.  The Company  believes  the  approximate  potential  net cash value of the transactions  entered  into and shipped  during the three  months ended June 30,
2004 to be $1.410  million for the software  license fees and $740  thousand for
implementation.   Revenue   recognition   issues   prevented  the  Company  from
recognizing  approximately $1.3 million in software license fees associated with the sales that closed and were shipped in the quarter  ended June 30, 2004.  The
Company's cash balance declined $103 thousand from December 31, 2003 to June 30,
2004  mainly as a result of cash used  from  operations  for this  period in the amount of $612 thousand,  partially offset by proceeds from a private  placement in the  amount of  approximately  $549  thousand.  With the  increased  accounts receivable  balance as of June 30,  2004 and the  projected  sales  through  the remainder of the year, the Company believes it will have positive cash flow from operations for the remainder of 2004.

Deferred  revenues  increased  $794  thousand from December 31, 2003 to June 30,
2004. As of December 31, 2003 and June 30, 2004, the deferred  revenue  balances were  $1.389  million and $2.183  million,  respectively.  This was  primarily a result of the increased billings through June 30, 2004 for which the Company was unable to recognize revenues.  Accrued compensation  decreased $225 thousand for the period from  December 31, 2003 to June 30, 2004. As of December 31, 2003 and
June 30,  2004,  the accrued  compensation  balance was $501  thousand  and $276 thousand,  respectively.  The decrease was  primarily due to a reduction of $224 thousand  in accrued  compensation  associated  with the  issuance  of Series BB
Preferred Stock as more fully  discussed in Note 5 of the Financial  Statements.
In addition,  accrued wages decreased by $54 thousand primarily as a result of a
$60 thousand  reduction  in accrued  wages  associated  with the  conversion  of accrued  payroll into Series BB Preferred  Stock,  as discussed in Note 5 to the
Financial Statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Revenues.  Revenues are  comprised  primarily of license fees,  maintenance  and usage fees, and implementation and consulting services revenues.

The decrease  for the three  months  ended June 30, 2004 was due  primarily to a decrease in software  license fees of $212 thousand,  a decrease in revenues for
PeopleMed of approximately  $140 thousand,  a decrease in other revenues of $538 thousand, and a decrease in implementation  revenues of $25 thousand,  partially offset by an increase in maintenance revenues of $93 thousand when compared with the same period for 2003.  The decrease in software  license fees was  primarily related to revenue recognition issues related to these transactions. The Company deferred revenue  recognition on approximately  $1.3 million in software license fees for product that shipped during the quarter.

In addition,  $360  thousand of the  software  license fees related to the three months ended June 30, 2003,  related to non-cash  consideration in the form of a reduction  of  liabilities  the Company  owed to a  customer.  See Note 1 of the
Financial  Statements  for  further  discussion.  The  Company  recognized  $150 thousand in the three months ended June 30, 2003 related to revenues  associated
with  termination  of  a  customer's  significant  contract,   none  during  the
comparable  period in 2004.  The $538  thousand  decrease in other  revenues was primarily the result of $500 thousand in revenues  being  recognized  during the three months ended June 30, 2003 related to a settlement  agreement  between the
Company and one of its marketing  partners whereby the Company was released from its obligation to perform  additional  services in accordance  with the terms of prior agreements. See Note 1 in the Financial Statements for further discussion.

Cost of revenue.  Cost of  revenues  increased  by $51  thousand or 8.9% for the three  months  ended June 30, 2004 when  compared  with the same period in 2003.
Cost of revenue as a percentage  of total  revenues were 42.5% and 24.9% for the three months ended June 30, 2004 and 2003, respectively. The primary reasons for the increase was a $22 thousand increase in third party software costs sold with the Company's products and a $19 thousand increase in consulting costs.

Gross profit.  Gross profit as a percentage of total revenue was 57.5% and 75.1%
for the three months ended June 30, 2004 and 2003, respectively. The decrease in gross  profit is primarily  related to the  decrease in revenues  from the prior comparable  quarter for which there were few cost of sales.  These  transactions are more fully discussed in Note 1 of the Financial Statements.

General and  administrative.  General and administrative  expenses increased $67 thousand or 13.0%, for the three months ended June 30, 2004 compared to the same three months in 2003. General and  administrative  expenses for the three months ended June 30, 2004 compared with the same period in 2003,  increased  primarily as a result  of a $28  thousand  increase  in  legal  expenses,  a $21  thousand increase in travel costs, a $20 thousand increase in labor-related  costs, and a
$16 thousand increase in contract services.

Sales and  marketing.  Sales and  marketing  expenses  increased $65 thousand or
20.2% for the three months ended June 30, 2004 compared to the same three months in 2003.  The  increase  in sales and  marketing  is  primarily  related  to the increase in  commissions-related  expenses of $115 thousand offset by a decrease in  printing  and  advertising  expenses  of $36  thousand,  and a  decrease  in labor-related  expenses of $21 thousand. The increase in commissions expenses is due to increased  sales of the Company's  blood bank software and due in part to the $36  thousand  reduction in  commissions  expense for the three months ended
June 30, 2004  associated with the settlement  agreement  discussed in Note 1 of the Financial Statements.

Research  and  development.  Research and  development  expenses  increased  $26 thousand or 16.7%, for the three months ended June 30, 2004 compared to the same three months in 2003.  Research and development  costs increased  primarily as a result of increased labor-related costs.

Depreciation and software  amortization.  Depreciation and software amortization decreased by $109 thousand for the three months ended June 30, 2004. The primary reason  for the  decrease  was due to the  fact  that as of June 30,  2003,  the
Company had fully  amortized  all software  development  costs  associated  with
SafeTrace Tx(R). For the three months ended June 30, 2003, the Company amortized
$105 in software  development  costs associated with SafeTrace  Tx(R)and none in the comparable period in 2004.

Income (loss) from operations before other income (expense).  The Company's loss from  operations  during the three months ended June 30, 2004 was $345 thousand.
The Company's income from operations was $586 thousand for the same three months in 2003.  The decrease  for the three  months ended June 30, 2004 was  primarily attributable to the decrease in revenues as discussed above.

Interest  expense.  Interest expense decreased $72 thousand for the three months ended June 30, 2004 compared to the same three months in 2003.  The reduction in the interest expense is primarily related to the reduction in related party debt as discussed in Note 3 of the Financial Statements.

Financing  costs.  As of June 30, 2003 all financing  costs  associated with the
Company's debt had been amortized.

Income  taxes.  For the three months  ended June 30,  2003,  the Company did not record a  provision  for income  taxes.  No income tax is due for these  periods because the Company has net operating loss carryforwards from prior periods that fully offset the tax  provision,  and the deferred tax asset  related to the net loss carryforwards is fully reserved by a valuation allowance.

Net income  (loss).  The  Company's net loss for the three months ended June 30,
2004 was $372 thousand.  For the three months ended June 30, 2003 the net income was $413 thousand.  The difference  relates  primarily to reductions in revenues from the quarter ended June 30, 2004 when compared with the comparable period in
2003 due to one-time,  non-recurring  revenues that occurred  during the quarter ended June 30, 2003 as discussed above.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Revenues.  Revenues are  comprised  primarily of license fees,  maintenance  and usage fees, and implementation and consulting services revenues.

Revenues  decreased $1.005 million or 26.3% to $2.813 million for the six months ended June 30, 2004,  when  compared  with the  comparable  period in 2003.  The decrease  for the three  months  ended  June 30,  2004 was due  primarily  to an decrease in software  license fee of $148  thousand,  a decrease in revenues for
PeopleMed of approximately  $283 thousand,  a decrease in other revenues of $634 thousand, and a decrease in implementation  revenues of $66 thousand,  partially offset by an increase in  maintenance  revenues of $145  thousand  when compared with the same period for 2003.  The  decrease in software  license  fees for the three months ended June 30, 2004 was  primarily  related to revenue  recognition issues related to these transactions.

In  addition,  $388  thousand of the  software  license  fees related to the six months ended June 30, 2003,  related to non-cash  consideration in the form of a reduction  of  liabilities  the Company  owed to a  customer.  See Note 1 of the
Financial  Statements  for  further  discussion.  The  Company  recognized  $300 thousand in the six months  ended June 30, 2003  related to revenues  associated
with  termination  of  a  customer's  significant  contract,   none  during  the
comparable  period in 2004.  The $634  thousand  decrease in other  revenues was primarily the result of $500 thousand in revenues  being  recognized  during the three months ended June 30, 2003 related to a settlement  agreement  between the
Company and one of its marketing  partners whereby the Company was released from its obligation to perform  additional  services in accordance  with the terms of prior agreements. See Note 1 in the Financial Statements for further discussion.

Cost of revenue.  Cost of  revenues  increased  by $41  thousand or 3.6% for the six months ended June 30, 2004 when compared  with the same period in 2003.  The increase in costs as a percentage  of revenues was primarily due to the decrease in  revenues  for the six months  ended June 30, 2004 and the  relatively  minor costs associated with much of the incremental  revenue recognized during the six months ended June 30, 2003 as discussed in Note 1 of the Financial Statements.

Gross profit. Gross profit as a percentage of total revenues was 57.9% and 70.1%
for the six months ended June 30, 2004 and 2003, respectively.  Gross profit was
$1.629  million for the six months ended June 30, 2004,  and $2.675  million for the six months  ended June 30, 2003.  The decrease is primarily  the result of a decrease in revenues with low corresponding cost of revenues as described above.

General and administrative.  General and administrative  expenses increased $200 thousand or 20.3%,  for the six months ended June 30, 2004  compared to the same six  months in 2003.  The  primary  reasons  for the  increase  in  general  and administrative  costs for the six months ended June 30, 2004 when  compared with the similar period during 2003 relates  primarily to the $120 thousand  increase in  legal  expenses  associated  primarily  with  the  Company's  pending  legal proceedings as discussed in this document, a $32 thousand increase in consulting services  fees mainly  related to  international  projects,  and an $18 thousand increase in accounting fees.

Sales and marketing.  Sales and marketing expenses decreased $6 thousand for the six months ended June 30, 2004 compared to the same six months in 2003.

Research  and  development.  Research and  development  expenses  increased  $54 thousand to $333  thousand,  for the six months ended June 30, 2004  compared to
$279  thousand  for the same six months in 2003.  The  increase in research  and development  expenses was primarily due to reduced levels of  capitalization  of software  development costs for the six months ended June 30, 2004 when compared with the comparable period in 2003.

Depreciation and software  amortization.  Depreciation and software amortization decreased by $216 thousand for the three months ended June 30, 2004. The primary reason  for the  decrease  was due to the  fact  that as of June 30,  2003,  the
Company had fully  amortized  all software  development  costs  associated  with
SafeTrace Tx(R).  For the six months ended June 30, 2003, the Company  amortized
$210 thousand in software development costs.

Income (loss) from operations before other income (expense).  The Company's loss from operations during the six months ended June 30, 2004 was $655 thousand. The income from operations was $423 thousand for the six months ended June 30, 2003.
The change was due primarily to the reduction in revenue as discussed above.

Interest  expense.  Interest  expense  decreased $43 thousand for the six months ended June 30, 2004 to $190 thousand  compared to $233 thousand for the same six months in 2003. The primary reason for the decrease was due to the restructuring of  the  Company's  debt  more  fully  discussed  in  Note  3 of  the  Financial
Statements.

Financing  costs.  As of June 30, 2003 all financing  costs  associated with the
Company's debt had been amortized.

Income taxes.  For the six months ended June 30, 2004 and 2003,  the Company did not record a provision  for income  taxes.  No income tax is due for this period because the Company has net operating loss carryforwards from prior periods that fully offset the tax  provision,  and the deferred tax asset  related to the net loss carryforwards is fully reserved by a valuation allowance.

Net income (loss). The Company's posted a net loss of $820 thousand,  net income for the six months ended June 30,  2004,  and net income of $67 thousand for the same period in 2003.  The change from net income to a net loss was primarily the result of the decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash  equivalents  of $880 thousand as of June 30, 2004 compared to $983 thousand at December 31, 2003, none of which was restricted.

The Company had a net working  capital  deficit of $1.665 million as of June 30,
2004 and $1.574 million at December 31, 2003.

As of December 31, 2003, the Company's $4.029 million in related party financing was considered  long-term  debt. On April 14, 2004,  GMIL and Global Med entered into an agreement to convert $3.5 million of the related  party  financing  into
3.5 million shares of preferred  stock.  This preferred  stock is convertible at the holder's  option into 7.777 million  shares of common  stock.  The remaining
$529  thousand in related  party  financing  (the  "Remaining  Debt") is due and payable on March 1, 2006. As part of the November 19, 2000 Loan Agreement, there exists a personal  guarantee of Dr.  Michael I. Ruxin,  up to $650 thousand plus pro rata accrued interest.  The personal  guarantee is limited to certain of Dr.
Ruxin's assets and remains in full force and effect. The guarantee is limited to the Remaining Debt.

The terms of the debt and  preferred  stock  require cash  interest and dividend payments to be made on the following  dates:  March 1, June 1,  September 1, and
December 1. For each of the periods previously mentioned,  with the exception of
March 1, 2004, the Company will be required to pay interest in the amount of $20 thousand  during  2004.  The Company  also paid  approximately  $92  thousand in interest  expense  that  was  accrued  mainly  as of  December  31,  2003 and an additional  $95  thousand in interest  that accrued from January 1, 2004 through
February 29, 2004 on the outstanding  related party financing  obligations.  The
$92  thousand was paid in April 2004 and the $95 thousand was paid in July 2004.
The Company  will also be required  to make  dividend  payments in the amount of approximately $131 thousand in October of 2004. During 2005, the Company will be required to make interest  payments of approximately  $20 thousand March 1, June
1,  September 1, and December 1, on each of the dates noted above.  In addition, the Company  will be required to make base  dividend  payments of  approximately
$184  thousand  March 1, June 1,  September 1, and December 1 as well as certain additional  dividends payments related to 2004. In the event that the Company is unable to make the mandatory  dividend payments in a timely manner, the Company, at GMIL's option,  can pay for the dividends in common stock or preferred  stock of the  Company.  Based on the  Company's  projected  cash  flows for 2004,  the payment of mandatory  dividends  represent a material use of available operating cash. If sufficient cash flows do not  materialize,  the Company may be required to reduce  planned  expenditures  for  sales  and  marketing  and  research  and development.

During  the  quarter  ended  June 30,  2004,  the  Company  completed  a private placement of the sale of 1.525 million shares of common stock at $0.40 per share resulting  in net  proceeds of $549  thousand.  The  Company  plans on using the proceeds from the private placement for general working capital purposes.

The Company may require additional external financing through additional debt or equity in order to pay off the debt due in March of 2006 or the preferred  stock if it is called by the holder in 2006.

The Company had an accumulated  deficit of $40.731  million as of June 30, 2004.
It is expected that cash flows from the Company's  existing  customer  base, new sales,  sales of common stock and the Company's  current assets,  including cash and accounts receivable,  will be sufficient to fund the Company's liquidity and capital requirements for the next twelve months excluding  acquisitions or major new  product  development  initiatives.  Management  anticipates  that the cash, accounts  receivable  balances,  recurring  revenues,  proceeds from the sale of common  stock,  and any  future  financing  activities  will be used to fund the
Company's  anticipated  research  and  development  costs,  sales and  marketing efforts during the remainder of 2004 and for general working  capital  purposes.
The Company continues to pursue financing  alternatives  through the issuance of additional equity or debt.

Cash flows from  operations  used $612 thousand in cash for the six months ended
June 30, 2004. The cash used during the six months ended June 30, 2004 consisted primarily  of the net loss of $820  thousand,  net of  non-cash  changes,  which provided $63 thousand,  and changes in operating assets and  liabilities,  which provided $145 thousand.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q contains certain  forward-looking  statements within  the  meaning  of  Section  27A of the  1933 Act and  Section  21E of the
Securities  Exchange  Act of 1934,  as amended  ("1934  Act"),  and the  Company intends that such forward-looking  statements be subject to the safe harbors for such statements under such sections.  The Company's  forward-looking  statements include the plans and objectives of management for future operations,  including plans and objectives  relating to the Company's  planned  marketing  efforts and future economic performance of the Company.  The forward-looking  statements and associated  risks set forth in this  Quarterly  Report on Form 10-Q  include  or relate  to among  other  things:  (i) the  ability  of the  Company  to obtain a meaningful degree of consumer  acceptance for its software products and proposed software  products,  (ii) the  ability of the  Company  to market  its  software products and proposed software products on a national and international basis at competitive  prices,  (iii) the ability of the Company's  software  products and proposed  software products to meet government  regulations and standards,  (iv)
the ability of the Company to develop and  maintain an  effective  national  and international  sales network,  (v) success of the Company in forecasting  demand for its software  products and proposed software  products,  (vi) the ability of the Company to maintain  pricing and thereby  maintain  adequate profit margins,
(vii) the  ability  of the  Company to achieve  adequate  intellectual  property protection for the Company's  software products and proposed software  products, and (viii) the ability of the  Company and its  customers  to  successfully  and timely implement the Company's software products.

The  forward-looking  statements  herein are based on current  expectations that involve a number of risk and uncertainties.  Such forward-looking statements are based on  assumptions  that,  among other  things,  the Company  will market and provide  software  products  on a timely  basis,  that there will be no material adverse  competitive  or  technological  change in  condition  of the  Company's business,  that demand for the Company's  software  products will  significantly increase,  that the Company's  Chief  Executive  Officer will remain employed as such by the Company,  that the Company's forecasts accurately  anticipate market demand  and that  there  will be no  material  adverse  change in the  Company's operations,  business or  governmental  regulation  affecting the Company or its suppliers.  The foregoing  assumptions  are based on judgments  with respect to, among other things,  future  economic,  competitive and market  conditions,  and future business  decisions,  all of which are difficult or impossible to predict accurately  and many of which are beyond  the  Company's  control.  Accordingly,
although   the   Company   believes   that  the   assumptions   underlying   the
forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in  forward-looking  statements  will be  realized.  In  addition,  as disclosed elsewhere  in this  Quarterly  Report on Form 10-Q,  there are a number of other risks inherent in the Company's  business and  operations  which could cause the
Company's operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking  statements.  Growth in absolute and  relative  amounts of cost of sales,  research  and  development,  sales and marketing and other  operating  expenses or the occurrence of other events could cause actual results to vary  materially  from the results  contemplated  by the forward- looking statements.  Management  decisions,  including  budgeting,  are subjective  in many  respects  and  periodic  revisions  must be made to reflect actual conditions and business  developments,  the impact of which may cause the
Company to alter its marketing,  capital investment and other expenditures,  may also materially and adversely affect the Company's liquidity, financial position and results of operations. In light of significant uncertainties inherent in the forward-looking  information included in this Quarterly Report on Form 10-Q, the inclusion of such information  should not be regarded as a representation by the
Company  or any other  person  that the  Company's  objectives  or plans will be achieved.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004,  the  Financial  Accounting  Standards  Board  ("FASB")  approved
Emerging Issue Task Force ("EITF") Issue 03-6, "Participating Securities and the
Two-Class  Method under  Statement of Financial  Accounting  Standards  ("SFAS")
128." EITF Issue 03-6  supersedes  the  guidance in Topic No.  D-95,  "Effect of
Participating  Convertible  Securities on the  Computation of Basic Earnings per
Share,"  and  requires  the  use  of  the  two-class   method  of  participating
securities.  The  two-class  method  is  an  earnings  allocation  formula  that determines  earnings per share for each class of common stock and  participating security  according to dividends  declared (or  accumulated)  and  participation rights in undistributed  earnings. In addition,  EITF Issue 03-6 addresses other forms of participating  securities,  including options,  warrants,  forwards and other  contracts  to issue an  entity's  common  stock,  with the  exception  of stock-based  compensation (unvested options and restricted stock) subject to the provisions  of  Opinion  25 and SFAS  123.  EITF  Issue  03-6 is  effective  for reporting  periods  beginning  after  March 31,  2004 and  should be  applied by restating  previously  reported  earnings per share.  The adoption of EITF Issue
03-6 did not have a significant effect on the Company's  condensed  consolidated financial statements as of and for the three and six months ended June 30, 2004.

In January 2003,  the FASB issued  Interpretation  No. 46 ("FIN 46"),  which was subsequently  amended in  December  2003.  FIN 46 requires  that  unconsolidated variable  interest  entities be consolidated by their primary  beneficiaries.  A primary  beneficiary  is the party  that  absorbs  a  majority  of the  entity's expected  losses or  residual  benefits.  FIN 46  applies to  variable  interest entities  created  after  January  31, 2003 and to  existing  variable  interest entities  beginning  after June 15, 2003.  The Company  fully  adopted FIN 46 on
March 31, 2004 and this adoption did not have a material impact on the Company's financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk as it relates to Global Med  generally  represents  the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates. Global Med is exposed to interest rate risk in its notes payable.  Interest rate risk results when the market rate of the debt  instruments  decreases  for  notes  payable.  All of the  Company's outstanding debt is with GMIL. The Company attempts to reduce interest rate risk by  negotiating  terms on its debt with GMIL that are  consistent  with  current market rates. As a result of Global Med's relationship with its parent companies and subsidiaries,  the terms of the financing agreement may not be indicative of those that  would  have  resulted  if Global  Med were  unaffiliated  with these entities.

Sensitivity  analyses were  performed to determine how market rate changes would affect the fair value of our debt.  Such an  analysis is  inherently  limited in that it represents a singular,  hypothetical  set of assumptions.  Actual market movements may vary  significantly from our assumptions.  A one-percentage  point change in interest rates on our debt as of June 30, 2004 would change our annual pre-tax income annual results by approximately $5 thousand.  The stated interest rate on our debt, is 15%. Hypothetically, if the interest rate on this debt were subject to  fluctuations  with the market and the market  interest rate was 16%,
Global Med's pre-tax income would decrease  approximately  $5 thousand per year.
Conversely,  if Global  Med's debt were subject to market  fluctuations  and the market  interest  rate was 14%, the  Company's  pre-tax  income  would  increase approximately $5 thousand. In addition,  each subsequent increase or decrease in the  interest  rate of 1%  would  change  pre-tax  income  by an  additional  $5 thousand.

ITEM 4. CONTROLS AND PROCEDURES.

The management evaluated,  with the participation of the Chief Executive Officer and Acting Principal Financial and Accounting Officer,  the effectiveness of the
Company's  disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation,  the Chief Executive  Officer and Acting Chief Financial Officer have concluded that the Company's  disclosure controls and procedures are designed to ensure that  information  required to be disclosed in the reports that are filed or submitted  under the  Securities  and
Exchange Act of 1934 is recorded, processed,  summarized and reported within the time periods  specified in the SEC's rules and  regulations and are operating in an effective manner. No change in the Company's  internal control over financial reporting (as defined in Rules  13a-15(f) and 15(d)-15 (f) under the  Securities
Exchange Act of 1934)  occurred  during the most recent fiscal  quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

In September 2002,  Global Med filed a lawsuit  against Donnie L. Jackson,  Jr., the Company's former Vice President of Sales and Marketing. The Company alleges, among  other  things,  that prior to his  resignation  in July 2002 Mr.  Jackson misappropriated certain trade secrets of the Company. Mr. Jackson is currently a management employee of one of the Company's competitors.

During 2003,  the Company  filed two  lawsuits for breach of contract  against a former  customer ("the Former  Customer")  alleging it was improperly  using the
Company's software without paying the appropriate fees. The lawsuits are pending in the United States  District Court for the District of Colorado and the United
States  District  Court for the  Eastern  District  of  California.  The  Former
Customer has filed  counterclaims  alleging  that the Company  breached  certain terms of the contract  agreement.  The Company and the Former  Customer are both seeking damages.  The Company plans to vigorously  defend the  counterclaims and does not  believe  this  lawsuit  will have a material  impact on the  Company's business.

Item 2.    Changes in Securities

The Company sold the following unregistered securities in the quarter ended June
30, 2004.

The  Company  sold 1.525  million  shares of  unregistered  common  stock for an aggregate of $549,000 in a private placement accredited investors only.

The sales were not  underwritten and no commissions were paid in connection with the sales. The securities were issued under the exemption(s) provided by Section
4(2) of the Securities Act and under Rule 506 of Regulation D.

The Company authorized the issuance of 3.5 million shares of Series AA Preferred
Stock to GMIL, the Company's  majority  shareholder,  in connection  with GMIL's conversion of $3.5 million of debt.  These shares are considered  outstanding as of April 14, 2004.  The Series AA Preferred  Stock can be converted by GMIL into common stock of the Company at any time at a conversion  rate of (2.222)  shares of common  stock for each share of Series AA  Preferred  Stock.  Therefore,  the
Series AA Preferred Stock is convertible into approximately 7.777 million common shares.  The  sales  were  not  underwritten  and no  commissions  were  paid in connection  with the sales.  The securities  were issued under the  exemption(s)
provided by Sections 4(2) and 4(6) of the Securities Act.

The  Company  authorized  the  issuance  of 675  thousand  shares  of  Series BB
Preferred Stock to Michael I. Ruxin,  M.D., the Company's  Chairman of the Board
and Chief  Executive  Officer,  in connection with his conversion of outstanding accrued  vacation  and  accrued  wages  as  of  February  29,  2004,  valued  at approximately $284,000.  These shares are considered outstanding as of April 14,
2004.  The Series BB Preferred  Stock is  convertible at a rate of one share per common per one share of Series BB at the  option of the holder if the  Company's common stock closing price reaches $0.75 per share.  Upon written  notice by Dr.
Ruxin,  the  Series BB is  convertible  into  common  stock.  The sales were not underwritten  and no  commissions  were paid in connection  with the sales.  The securities were issued under the exemption(s) provided by Sections 4(2) and 4(6)
of the Securities Act.

Item 3.    Defaults on Securities.

None

Item 4.     Submission of matters to a vote of security holders

None

Item 5.    Other information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)      Exhibits

31   Certification by the Chief Executive Officer and Acting Principal Financial
     and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
     2002, 18 U.S.C. 7241

32   Certification by the Chief Executive Officer and Acting Principal Financial
     and Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

10.69Articles  of  Amendment  to the  Articles  of  Incorporation  of Global Med
     Technologies, Inc.

(b)  Reports on Form 8-K

     (a)  A Form 8-K was filed by the Company on April 16, 2004  announcing  its financial  results  for the  year  ended  December  31,  2003  and the restructuring of its debt.

     (b)  A Form 8-K was filed by the  Company on April 29,  2004  announcing  a private placement for the sale of the Company's common stock.

     (c)  A Form  8-K  was  filed  by the  Company  on May 18,  2004  announcing financial results for the first quarter of 2004.

     (d)  A Form 8-K was filed by the  Company on May 20,  2004  announcing  the filing of a Form S-8 for the 2003 Stock  Option Plan and an  amendment to the Form S-8 for the 2001 Stock Option Plan.

     (e)  A Form 8-K was filed by the Company on June 16, 2004  announcing a the backlog  of  business  generated  by the  Company  during the past six months.

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GLOBAL MED TECHNOLOGIES, INC.
                                    A Colorado Corporation

Date:   August 6, 2004              By /s/ Michael I. Ruxin
                                    --------------------------------------------
                                    Michael I. Ruxin, Chairman of the Board
                                    and Chief Executive Officer and Acting
                                     Principal Financial and Accounting Officer