Form 10-Q
period 2004-09-30
GLOBAL MED TECHNOLOGIES INC
filed 2004-10-29
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
(Issuer’s telephone number)

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

Yes    [   ]                                       No    [X]

As of October 27, 2004, 26,637,670 shares of the issuer’s $0.01 par value Common Stock were outstanding.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

Part I – Financial Information

PAGE NO.
Item 1. Unaudited Condensed Consolidated Financial Statements
a. Unaudited Condensed Consolidated Balance Sheets as of September 30, 2004
(Unaudited) and December 31, 2003	3
b. Unaudited Condensed Consolidated Statements of Operations for the
three months ended September 30, 2004 and 2003	5
c. Unaudited Condensed Consolidated Statements of Operations for the
nine months ended September 30, 2004 and 2003	6
d. Unaudited Condensed Consolidated Statements of Stockholders’ Deficit
for the nine months ended September 30, 2004	7
e. Unaudited Condensed Consolidated Statements of Cash Flows for the nine
months ended September 30, 2004 and 2003	8
f. Notes to Unaudited Condensed Consolidated Financial Statements	11
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Item 4. Controls and Procedures	26
Part II – Other Information
Item 1. Legal Proceedings	27
Item 2. Changes in Securities	27
Item 3. Defaults on Securities	27
Item 4. Submission of Matters to a Vote of Security Holders	27
Item 5. Other Information	27
Item 6. Exhibits and Reports on Form 8-K	28
Signatures	29
Certification	30

PART I

FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,224	$ 983
Accounts receivable-trade, net	827	286
Accrued revenues, net	96	72
Prepaid expenses and other assets	275	97

Total current assets	2,422	1,438
Equipment, furniture and fixtures, net	309	238
Capitalized software development costs, net	24	52
Notes receivable and accrued interest	517	481

Total assets	$3,272	$2,209

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 234	$ 304
Accrued expenses	666	623
Accrued payroll	208	174
Accrued compensated absences	270	501
Noncompete accrual	35	35
Deferred revenue	2,619	1,375
Accrued dividends	243	--
Capital lease obligation, current portion	6	--

Total current liabilities	4,281	3,012
Capital lease obligation, less current portion	86	--
Deferred revenue, less current portion	--	14
Financing agreements, related parties	529	529
Indebtedness due in 2004, related party as preferred stock in 2004, related party	--	3,500

Total liabilities	4,896	7,055

COMMITMENTS AND CONTINGENCIES
Convertible redeemable Preferred Stock Series AA, $.01 par value:
Authorized shares - 3,500; 3,500 issued and outstanding (liquidation preference
of $3,500)	3,493	--
STOCKHOLDERS’ DEFICIT:
Preferred Stock, $.01 par value: Authorized shares-5,725, none issued or
outstanding	--	--
Convertible Preferred Stock Series A, $.01 par value: Authorized shares - 100,
none issued or outstanding	--	--
Convertible Preferred Stock Series BB, $.01 par value: Authorized shares - 675;
675 issued and outstanding (liquidation preference of $284)	284	--
Common stock, $.01 par value: Authorized shares - 90,000; issued and outstanding shares - 26,151 and 24,545 at September 30, 2004 and
December 31, 2003, respectively	261	245
Additional paid-in capital	35,327	34,631
Accumulated deficit	(40,989)	(39,722)

Total stockholders’ deficit	(5,117)	(4,846)

Total liabilities and stockholders’ deficit	$ 3,272	$ 2,209

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Three months ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Revenues	$ 1,794	$ 1,279
Cost of revenues	587	540

Gross profit	1,207	739
OPERATING EXPENSES:
General and administrative	644	525
Sales and marketing	377	342
Research and development	236	150
Depreciation and software amortization	41	40

Operating expenses	1,298	1,057

Loss from operations before other income (expense)	(91)	(318)
OTHER INCOME (EXPENSE):
Interest income	13	--
Interest expense	(2)	--
Interest expense, related party	(19)	(150)

Total other income expense	(8)	(150)

Provision for income taxes	--	--

Net loss	$ (99)	$ (468)
Preferred dividends, related parties	(159)	--

Net loss available to common shareholders	(258)	(468)
Basic and diluted loss per common share	$ (0.01)	$ (0.02)

Weighted average number of common shares outstanding-
Basic and diluted	26,116	24,545

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Nine months ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Revenues	$ 4,607	$ 5,097
Cost of revenues	1,771	1,683

Gross profit	2,836	3,414
OPERATING EXPENSES:
General and administrative	1,828	1,509
Sales and marketing	1,071	1,042
Research and development	569	429
Depreciation and software amortization	114	329

Operating expenses	3,582	3,309

Income (loss) from operations before other income (expense)	(746)	105
OTHER INCOME (EXPENSE):
Interest income	38	4
Interest expense	(2)	--
Interest expense, related parties	(209)	(383)
Amortization of financing costs	--	(127)

Total other income (expenses)	(173)	(506)

Provision for income taxes	--	--

Net loss	$ (919)	$ (401)
Preferred dividends, related parties	(348)	--

Net loss available to common shareholders	(1,267)	(401)

Basic and diluted loss per common share	$ (0.05)	$ (0.02)

Weighted average number of common shares outstanding-
basic and diluted	25,433	24,545

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Convertible Preferred	Series BB Stock	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balances, December 31, 2003	--	--	24,545	$245	$34,631	$(39,722)	$(4,846)
Issuance of Convertible Series BB
preferred stock, related party
(unaudited)	675	$284	--	--	--	--	284
Issuance of common shares for
cash, net of issuance costs of
$61 thousand (see note 5)
(unaudited)	--	--	1,525	16	533	--	549
Issuance of options (unaudited)	--	--	--	--	7	--	7
Issuance of common shares for
services, related party (see
note 5) (unaudited)	--	--	7	--	6	--	6
Dividends on Series AA Preferred
Stock, related party (unaudited)	--	--	--	--	77	(320)	(243)
Dividend on Series BB Preferred
Stock, related party (see note
5) (unaudited)	--	--	--	--	28	(28)	--
Issuance of common shares for
entering into a stock purchase
agreement (see note 5)
(unaudited)	--	--	50	--	32	--	32
Issuance of common shares for
services (unaudited)	--	--	24	--	13	--	13
Net loss (unaudited)	--	--	--	--	--	(919)	(919)

Balances, September 30, 2004
(unaudited)	675	$284	26,151	$261	$35,327	$(40,989)	$(5,117)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (919)	$(401)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and software amortization	114	329
Issuance of common stock for payment of interest, related party	--	221
Amortization of discount on note payable, related party	--	12
Bad debt expense, (credit)	(20)	(15)
Amortization of financing costs	--	127
Common stock, options and warrants issued
for services and other, net	26	37
Non-cash settlements	--	(924)
Changes in operating assets and liabilities:
Accounts receivable-trade, net	(549)	469
Accrued revenues, net	4	191
Prepaid expenses and other assets	(146)	56
Accrued interest, notes receivable	(36)	(56)
Accounts payable	(70)	62
Accrued expenses	43	(193)
Accrued payroll	94	83
Accrued compensated absences	(7)	18
Deferred revenue	1,230	79

Net cash (used in) provided by operating activities	(236)	95

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(62)	(44)
Maturities of investments	--	60
Note receivable	--	(30)
Increase in capitalized software development	--	(19)

Net cash used in investing activities	(62)	(33)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Nine months ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares for cash	$ 549	$ --
Costs associated with preferred stock issuance	(7)	--
Principal payments under capital lease obligations	(3)	--

Net cash provided by financing activities	539	--

Net increase in cash and cash equivalents	241	62
Cash and cash equivalents at beginning of period	983	1,007

Cash and cash equivalents at end of period	$ 1,224	$1,069

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS

The Company paid $242,000 and $200,000 for interest for the nine months ended September 30, 2004 and 2003, respectively. Of the $242,000 paid for interest during the nine months ended September 30, 2004, $240,000 represented interest paid on the related party financing agreements. Of the $200,000 paid for interest in 2003, $200,000 represented the payment of prepaid interest for a portion of the interest payments due for the period from July 1, 2003 to January 1, 2004, related to the Company’s $3.829 million financing agreement with a related party. The Company recognized approximately $7,000 and $17,000 for the nine months ended September 30, 2004 and 2003, respectively, in expenses related to the issuance of options mainly for prepaid marketing and options issued to consultants.

On April 14, 2004, the Company entered into an agreement whereby $3,500,000 of related party debt was converted into Series AA Preferred Stock. See notes 3 and 5 of the financial statements for further discussion.

In July 2004, the Company entered into a capital lease for equipment valued at $95,000.

The Company issued restricted common shares to a related party for services valued at $6,000 at September 30, 2004 and 2003.

The Company issued 50,000 restricted common shares valued at $32,000 to a third party for entering into a stock purchase agreement. See note 5 of the financial statements for further discussion.

The Company issued approximately 24,000 restricted common shares valued at $13,000 to a third party as consideration for consulting services.

The Company accrued dividends on the Series AA Preferred Stock to a related party totaling $243,000 for the first nine months of September 30, 2004.

In addition to the accrued dividends on the Series AA Preferred Stock, the Company recognized additional dividends of approximately $77,000 as a result of the intrinsic value of the beneficial conversion feature associated with the conversion rights that allow for the conversion of on the Series AA Preferred Stock into the Company’s common stock as of April 14, 2004. The Company recognized additional dividends of approximately $28,000 as a result of the intrinsic value of the beneficial conversion rights that allow the conversion of the Series BB Preferred Stock into the Company’s common stock. These conversion rights became effective on August 20, 2004. See note 5 of the financial statements for further discussion.

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

The Company converted approximately $60,000 of accrued payroll and approximately $224,000 of accrued compensated absences into approximately $284,000 of Series BB Preferred Stock. See Note 5 of the financial statements for further discussion.

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the “Company” or “Global Med”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position at September 30, 2004 and the results of their operations for the three and nine months ended September 30, 2004 and 2003 have been included.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission. The interim results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period of 2004 or for the year ending December 31, 2004.

On November 28, 2001, the shareholders of eVision International, Inc. (“eVision”) approved a transaction, which transferred certain of the assets of eVision to Online Credit Limited (“Online Credit”) as satisfaction of the certain obligations eVision had with Online Credit. As a result, all of Global Med’s common shares held by eVision and all eBanker USA.com, Inc.‘s (“eBanker”) common shares and warrants held by eVision were transferred to Online Credit. Consequently, as of November 28, 2001, Global Med remained a consolidated entity of eBanker for accounting purposes; however, eBanker was then directly controlled by Online Credit instead of eVision.

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

Revenue Recognition

Some of the Company’s contracts with customers require significant customization of the software or have services that are essential to the functionality of the software. The Company recognizes revenues from these contracts over the period the services are performed, in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition.”

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTSSeptember 30, 2004 (continued)

Non-Cash Settlements

In April 2003, the Company signed an agreement with its SafeTrace Tx® development partner, The Institute for Transfusion Medicine (“ITXM”), related to ITXM’s purchase of certain software from the Company. In addition to certain cash consideration for the software purchase, ITXM agreed to relinquish any rights that ITXM had to existing and future royalties. As of April 2003, the Company owed ITXM approximately $121,000 for royalties on the sale of SafeTrace Tx®. In addition, ITXM relinquished its right to receive future royalties on SafeTrace Tx® sales which were assessed at 4% of the net software license fee. ITXM, as part of this agreement, also relinquished the right to receive future upgrades and maintenance and support that were part of a January 1998 settlement agreement associated with the development of SafeTrace Tx®. The remaining value of these penalties as of the signing of the agreement was approximately $267,000 and was previously included in deferred revenue. As a result, the Company recognized approximately $388,000 in revenues as a result of the reduction in liabilities associated with the delivery of certain software to ITXM. Therefore, for the nine months ended September 30, 2003, approximately $388,000 in revenues related to this non-cash consideration is included in the Company’s statement of operations.

In June 2003, the Company signed a settlement agreement (the “Settlement Agreement”) with Ortho Clinical Diagnostics, Inc. (“Ortho”), whereby by all of the Company’s outstanding obligations to and from Ortho were released. As a result, the Company was released from its obligation to provide Ortho with $500,000 in software development work for which it had received payment from Ortho in 1997 as part of the exclusivity agreement the Company signed with Ortho in 1997. In addition, the Company was released from all other obligations to Ortho which included liabilities amounting to approximately $36,000 for sales distribution commissions. For the nine months ended September 30, 2003, the Company recognized $500,000 in revenues associated with this Settlement Agreement and Ortho’s waiver of its right to software development services and a reduction in sales and marketing expenses of $36,000 associated with the release of the Company from its obligation to pay commissions to Ortho for prior sales. Therefore, for the nine months ended September 30, 2003, approximately $500,000 in revenues related to this non-cash consideration is included in the Company’s statement of operations.

The Company’s Manufacturer’s Representative and Software Development Agreement (“OCD Agreement”) signed with Ortho during June 1999 expired in June 2003.

Recently Issued Accounting Principles

None.

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   RELATED PARTIES

Global Med is financed primarily through lending arrangements with Global Med International Limited (“GMIL”), which is a subsidiary of eBanker. These lending arrangements were originated by eBanker and transferred, along with eBanker’s ownership in Global Med, to Global Med China Asia Limited (“GMCAL”) in October 2002, and then the lending arrangements were transferred to GMIL in September 2003. Until November 28, 2001, eBanker was a consolidated subsidiary of eVision. eVision is 10.4% owned by China Credit Holdings Limited (“China Credit”), formerly Heng Fung Holdings Limited, and its subsidiary, Online Credit and Heng Fung Singapore Ptc. Limited. Currently, GMCAL is a shareholder of Global Med. Until November, 2001 and November, 2002, eVision was also a shareholder of Global Med. Additionally, eVision and GMCAL each holds warrants to acquire 1 million and 11.186 million shares, respectively, of Global Med’s common stock with exercise prices that range from $0.25-$0.50 per share. As discussed further below and in the accompanying financial statements, in November 2000, eBanker and Global Med entered into a series of equity transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision effective November 2000.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 (continued)

2.   RELATED PARTIES (continued)

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

During the nine months ended September 30, 2004 and 2003, eVision provided the Company with various accounting services for which the Company incurred $18,000 and $36,000 in general and administrative expenses, respectively. During the nine months ended September 30, 2004 and 2003, the Company incurred $203,000 and $365,000, respectively, in interest charges from GMIL. For the nine months ended September 30, 2004 and 2003, the Company incurred $6,000 and $18,000, respectively, in interest charges on a note from a foreign subsidiary of eBanker. As of September 30, 2004 and December 31, 2003, the Company had accrued liabilities consisting of accounting services expense in the amounts of $110,000 and $92,000, respectively, from eVision. The Company had accrued interest to related parties in the amount of $69,000 and $99,000 as of September 30, 2004 and December 31, 2003, respectively. The Company had accrued dividends to GMIL as of September 30, 2004 in the amount of $243,000, none as of December 31, 2003. These amounts are included in accrued dividends in the accompanying balance sheets.

As of June 21, 2002, the disinterested directors of the Company’s Board of Directors had approved borrowings to a related party totaling $370,000. During the year ended December 31, 2002, the Company’s Notes Receivable, related party balance, increased $290,000 to a total of $370,000 as a result of funds advanced in the form of promissory notes to this entity controlled by a, then, director of the Company, Jeff Busch. The notes bear interest at 12% per year and mature in 2006. During the year ended December 31, 2001, the Company had lent $80,000 to this entity. In addition, the CEO and Chairman of Global Med, Michael I. Ruxin, was also on the board of directors of this entity controlled by Jeff Busch. Dr. Ruxin resigned as director of the related entity effective December 12, 2002. Jeff Busch resigned his position as a director of the Company and PeopleMed effective December 12, 2002. As a result, Jeff Busch and the entity controlled by Jeff Busch are no longer related parties of the Company. On March 10, 2003, the Company’s Board of Directors approved and subsequently funded additional borrowings to the entity controlled by Jeff Busch in the amount of $30,000. The outstanding note receivable balance as of September 30, 2004 was $400,000. The Company had recognized $117,000 in accrued interest on this note receivable as of September 30, 2004.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 (continued)

3.   FINANCING AGREEMENTS, RELATED PARTY

On April 7, 2003, GMCAL and Global Med entered into an agreement to extend the repayment date of the $3.829 million loan from July 1, 2003 to January 1, 2004. As part of the November 19, 2000 Loan Agreement, there exists a personal guarantee of Dr. Michael I. Ruxin, up to $650,000 plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets and remains in full force and effect. In consideration for the extension, Global Med agreed to pay GMCAL a fee of $287,000, which includes the extension fee, and all interest due for the period from July 1, 2003 to January 1, 2004. As of the date of this agreement, Global Med had paid GMCAL $200,000 of the $287,000 extension fee and the remaining $87,000 for the extension fee and interest was paid during April of 2004.

As of September 2003, all of the Company’s outstanding related party debt totaling $4.029 million had been transferred to GMIL, a subsidiary of eBanker.

On October 29, 2003, eBanker and Global Med entered into an extension agreement for the $200,000 loan and promissory note dated June 18, 2002. The principal loan amount of $200,000 was extended until January 1, 2004 with interest accruing from July 1, 2003 to January 1, 2004 (“Extension Period”) at 12% per annum. Interest for the Extension Period is payable on July 1, 2004. All other terms and conditions remained in effect. As of December 31, 2003, principal of $200,000 and accrued interest of $12,000 were outstanding.

On April 14, 2004, GMIL and Global Med amended their existing financing agreements and entered into an agreement to combine the outstanding $3.829 million and $200,000 debt agreements. The combined loan of $4.029 million was then separated into two parts: $529,000 remained as debt (“Remaining Debt”) and $3.5 million was converted into 3.5 million shares of preferred stock (“Preferred Stock”). The Company incurred approximately $7,000 of cash issuance costs associated with this conversion. The due date of the Remaining Debt is March 1, 2006. The interest rate on the Remaining Debt is 15% per year and interest on this debt is due and payable quarterly on March 1, June 1, September 1, and December 1 of each year until the Remaining Debt is paid in full. The Remaining Debt is secured by all of Global Med’s assets and is subject to the outstanding terms of November 19, 2000 financing agreement (“Loan Agreement”). The Remaining Debt may not be paid so long as any portion of the $ 3.5 million in Preferred Stock remains outstanding and unsatisfied. The Remaining debt has been classified as a long-term liability as a result of this refinancing.

If Global Med defaults on the repayment of any amount borrowed under the financing agreements initiated with eBanker, all of the Board of Directors of Global Med will be required to resign and GMIL will have the right to appoint all new members.

With the conversion of a portion of the outstanding debt into Series AA Preferred Stock, GMIL received certain beneficial conversion features. As a result, the Company recognized $77,000 in deemed preferred stock dividends associated with conversion of a portion of the debt into convertible Series AA Preferred Stock during the three and nine months ended September 30, 2004.

At September 30, 2004 and December 31, 2003, accrued interest of $69,000 and $99,000 , respectively, were outstanding under the terms of the debt agreements. These amounts are included in accrued expenses.

Further discussion of debt financing can be found in the Company’s Form 10-K in Note 2 of the audited financial statements for the year ended December 31, 2003.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 (continued)

4.    PEOPLEMED.COM, INC.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc., (“PeopleMed”) a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. The remaining 17% of PeopleMed is owned by third parties, certain officers and directors of Global Med. There is no minority interest reflected in the September 30, 2004 or December 31, 2003 balance sheets because PeopleMed had a stockholders’ deficit at those dates.

5.    STOCKHOLDERS’ DEFICIT

Stock Compensation

In 2000, the Company authorized the issuance of 35,000 shares of common stock to an officer of the Company. Of the 35,000 shares, 28,000 had been issued as of September 30, 2004. The remaining shares will be issued at a rate of 7,000 per year as they are earned. During the nine months ended September 30, 2004, the Company recognized approximately $6,000 in compensation expense in the statements of operations related to the vesting of these shares.

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

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s pro forma amounts would have been as indicated:

	Nine Months Ended September 30,
	2004	2003
Net (loss) as reported	$ (919,000)	$ (401,000)
Add: Stock-based compensation expense
included in reported net income (loss), net
of related tax effect	--	--
Deduct: Total stock-based compensation expenses
determined under fair value based method for all
awards, net of related tax effect	(1,161,000)	(938,000)

	(2,080,000)	(1,339,000)
Pro forma	(2,080,000)	(1,339,000)

Pro forma net loss under SFAS 123
Net (loss) per share as reported	(0.05)	(0.02)
Pro forma net loss per share under SFAS 123	(0.08)	(0.05)
Assumptions:
Dividend Yield	--	--
Volatility factor	385%	351%
Risk free interest rate	2.97%	3.03%
Expected Life of Option (in years)	5.9	6.9

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 (continued)

5.    STOCKHOLDERS’ DEFICIT (continued)

The estimated fair value of the total options granted during the nine months ended September 30, 2004 and 2003 was $45,000 and $46,000, respectively.

Issuance of Warrants

On July 1, 2001, eBanker received the right to receive 10.186 million warrants for the purchase of the Company’s common stock at $0.50 per share. The warrants were issued in accordance with the terms of the November 19, 2000 Financing Agreement between the Company and eBanker. The number of warrants issued was calculated based on the outstanding principal balance on the Company’s loan with eBanker as of July 1, 2001. The warrants expire on July 1, 2011. In accordance with the terms of the November 2000 financing agreement between the Company and eBanker, the Company is obligated to register and maintain current registration on the shares, underlying the warrants, for resale under the Securities Act of 1933 (“1933 Act”). The Company has not yet registered the shares underlying these warrants. The Company used independent, third party consultants for estimating the fair value of the warrants to purchase 10.186 million shares of the Company’s common stock. The warrants were valued at $510,000. The Company recorded $510,000 in deferred financing costs associated with the issuance of these warrants as of July 1, 2001. The Company ratably amortized the costs associated with these warrants over 24 months, the remaining life of the note payable as of July 1, 2001. The Company recognized approximately $0 and $127,000, respectively, in financing costs related to the issuance of these warrants for the nine months ended September 30, 2004 and 2003.

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

Private Placement

During the nine months ended September 30, 2004, the Company received net proceeds of $549,000 from the sale of 1.525 million shares of unregistered common stock. The price per share price was $0.40. These shares have piggyback registration rights under certain conditions. As a result of the private placement, the Company incurred costs of approximately $61,000. In addition, the Company issued 125,000 warrants to purchase unregistered common shares of the Company’s stock at $0.40 per share as part of this transaction. The common shares underlying these warrants have piggyback registration rights under certain conditions. The Company plans on using the proceeds of the private placement for general working capital purposes.

Preferred Stock

On April 14, 2004 GMIL and Global Med amended their existing financing agreements and entered into an agreement to convert a portion of the outstanding debt totaling $3.5 million into 3.5 million shares of Series AA Preferred Stock, as discussed in Note 11 in the Form 10-K in the audited financial statements for the period ended December 31, 2003. For the period from March 1, 2004 through February 28, 2005, the Series AA Preferred Stock has a dividend yield of 15%. On March 1, 2005, the dividend rate on the Series AA Preferred Stock increases from 15% to 21%. During October 2004, the Company made one dividend payment in the amount of approximately $131,000. The remainder of the accrued dividend for the period from March 1, 2004 through February 28, 2005 will be paid in 2005. During 2005, the cash dividends are mandatory and due and payable on March 1, June 1, September 1, and December 1 during each quarter the Series AA Preferred Stock is outstanding. The Series AA Preferred Stock can be converted by GMIL into common stock of the Company at any time at a conversion rate of (2.222) shares of common stock for each share of Series AA Preferred Stock. Therefore, the Series AA Preferred Stock is convertible into approximately 7.777 million common shares. At any time after March 1, 2006, the Series AA Preferred Stock is redeemable at GMIL’s option at $1 per share. The Series AA Preferred Stock is mandatorily redeemable on March 1, 2009. If the cash dividends on the Series AA Preferred Stock are not paid within thirty (30) days after the end of the quarter, at GMIL’s option, GMIL will be paid in additional Series AA Preferred Stock equal to the value of the outstanding dividend, or common stock at the closing market price for ten (10) days preceding GMIL’s election.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 (continued)

5.    STOCKHOLDERS’ DEFICIT (continued)

The Series AA Preferred Stock can be converted into common stock at GMIL’s option, and GMIL is not able to force redemption of the Series AA Preferred Stock until March 1, 2006. The Company has classified the Series AA Preferred Stock as “Mezzanine Equity” in these financial statements. The Company will be required to review the classification of the Series AA Preferred Stock on a quarterly basis to determine if the classification as Mezzanine Equity remains appropriate. Such review could result in the Preferred Stock being reclassified as debt prior to March 1, 2006.

On April 14, 2004, the Company’s Chairman and CEO, Michael I. Ruxin, M.D., agreed to convert his outstanding accrued vacation and accrued wages as of February 29, 2004, valued at approximately $284,000, into approximately 675,000 shares of Series BB Preferred Stock (“Series BB”). The Series BB has the following terms:

o

Each Series BB share is convertible into one common share at the option of the holder if Global Med’s common stock closing price reaches $0.75 per share on any day. During the third quarter ended September 30, 2004, the Company’s stock closed above $0.75 per share, and the Series BB is now convertible into the Company’s common stock upon written notice by Dr. Ruxin. As a result, the Company recorded a dividend of $28,000 associated with the beneficial conversion feature associated with the Series BB.

o	The Series BB is junior to the Series AA and senior to the common stock of the Company and has a liquidation preference of $0.42 per share.

Issuance of Common Stock

The Company issued 50,000 restricted common shares valued at $32,000 to a third party for entering into a stock purchase agreement. (See note 8 for further discussion.)

Anti-Dilution Provisions

Certain of the Company’s outstanding warrant agreements contain anti-dilution provisions. As a result of the recent equity transactions with respect to the issuance of preferred stock and sale of common stock, these anti-dilution provisions have been activated and could result in the issuance of additional shares of common stock in the event these warrants are exercised. In the event all of the warrants with anti-dilution provisions are exercised, the Company would be required to issue approximately 430,000 additional shares of common stock.

6.   LOSS PER SHARE

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods presented. Diluted net loss per common share reflects the potential dilution of securities that could participate in the earnings unless their effect is antidilutive. Stock options, warrants outstanding and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Common share equivalents are excluded from the computation, as their effect would be antidilutive. For the three months ended September 30, 2004 and 2003 approximately 12.6 million and 700,000 equivalent dilutive securities (primarily common stock options, convertible preferred stock and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computation as they are antidilutive. For the nine months ended September 30, 2004 and 2003, approximately 7.4 million and 1.6 million equivalent dilutive securities were outstanding (primarily common stock options, warrants and convertible preferred stock), respectively.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 (continued)

6.   LOSS PER SHARE (continued)

The following table sets forth the computation of basic and diluted earnings per share for the nine and three months ended September 30, 2004 and 2003:

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
	In 000s
Weighted average number of shares used in the basic
earnings per share computation	25,433	24,545	26,116	24,545
Effect of dilutive securities:
Common stock options	198	19	571	--
Common stock warrants	2,017	1,280	3,581	684
Convertible series AA Preferred Stock,
Related party	4,784	--	7,777	--
Convertible Series BB Preferred Stock,
Related party	416	--	675	--

Dilutive potential common shares	7,415	1,299	12,604	684

Adjusted weighted average number shares used in diluted
earnings per share computation	32,848	25,844	38,720	25,229

The effects of potentially dilutive securities for the nine and three months ended September 30, 2004 have not been included in the calculation of diluted earnings per share in the statement of operations as the effects were antidilutive.

7.   BUSINESS SEGMENT INFORMATION

The Company classifies its products into two core business segments: the Wyndgate division (“Wyndgate”) and PeopleMed. Wyndgate develops, markets and supports blood tracking systems to assist community blood centers, hospitals, plasma centers and outpatient clinics in the U.S. in complying with the quality and safety standards of the FDA for the collection, transfusion, and management of blood and blood products. PeopleMed offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s systems use the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims, and medical records. For the nine months ended September 30, 2003, $300,000 of PeopleMed’s revenues came from revenues associated with the termination of a contract with a significant customer. The segment information for the nine months ended September 30, 2004 has not been presented as PeopleMed’s financials were not deemed significant.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 (continued)

7.   BUSINESS SEGMENT INFORMATION (continued)

	Nine Months Ended September 30, 2003 (In thousands)
	Wyndgate Division	PeopleMed	TOTAL
Revenues	$ 4,670	$427	$ 5,097

Income from operations before other income
(expense)	85	20	105
Interest income	4	--	4
Interest expense	(383)	--	(383)
Amortization of financing costs	(127)	--	(127)

Net income (loss)	$ (421)	$ 20	$ (401)

Depreciation and amortization	$ 287	$ 42	$ 329

Capital expenditures	$ 44	--	$ 44

Identifiable assets as of September 30,
2003	$ 1,832	$339	$ 2,171

8.    SUBSEQUENT EVENT

On October 8, 2004, the Company entered into a common stock purchase agreement (“Purchase Agreement”) with Fusion Capital Fund II, LLC, (“Fusion Capital”) a Chicago based institutional investor, whereby Fusion Capital has agreed to purchase up to $8.0 million of common stock over a 32-month period. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month Global Med has the right to sell to Fusion Capital $250,000 of its common stock at a purchase price based upon the market price of Global Med’s common stock on the date of each sale without any fixed discount to the market price. At the Company’s sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock, within certain ranges, each month up to $8.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to Fusion Capital. Global Med also has the right to terminate the agreement at any time without any additional cost. Fusion Capital has agreed not to engage in any direct or indirect short selling or hedging of the common stock in any manner whatsoever.

As part of the execution of the Purchase Agreement, the Company is required to issue approximately 487,000 shares of restricted common stock to Fusion Capital prior to the any purchase of registered shares. In addition, under the terms of the Purchase Agreement, the Company is required to reserve 10 million shares for issuance to Fusion Capital. As Fusion Capital purchases the 10 million shares, the Company will be required to issue an additional 487,000 shares of common stock ratably as these shares are purchased. The Board of Directors of the Company approved this transaction on September 28, 2004.

On July 7, 2004 the Company executed a preliminary agreement (“Preliminary Agreement”) with Fusion Capital as a precursor to the Purchase Agreement. As part of the Preliminary Agreement, the Company issued 50,000 restricted shares of common stock. In addition, the Company agreed to reimburse Fusion Capital for $15,000 in expenses associated with the transaction discussed above. The Company paid Fusion Capital the $15,000 in October 2004.

The Company agreed to provide a third party with 50,000 warrants to purchase the same number of common shares of the Company with the execution of the Purchase Agreement. The warrants are priced at $0.57 per share, the closing price of the Company’s stock on the date of execution of the Purchase Agreement, October 8, 2004, and expire on October 8, 2009.

A more detailed description of the transaction is set forth in the Company’s report on Form 8-K, recently filed with the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

     Global Med Technologies, Inc. provides information management software products and services to the health care industry. Wyndgate operates as a division of Global Med Technologies, Inc. and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. The Company’s PeopleMed subsidiary offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s system uses the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims and medical records. PeopleMed earns revenues primarily by providing ongoing ASP services. PeopleMed’s revenues were not significant during the three or nine months ended September 30, 2004.

     The Company has two main products in its Wyndgate division: SafeTrace® and SafeTrace Tx®. SafeTrace is used by blood centers and hospitals to track blood donations. SafeTrace Tx is used primarily by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. Both products are designed to help the users comply with quality and safety standards of the U.S. Food and Drug Administration (“FDA”) for the collection and management of blood and blood products. The Company’s Wyndgate division earns revenues primarily through the sale of software licenses, implementation of the software systems sold, and by providing maintenance for the SafeTrace and SafeTrace Tx software systems. During the three months ended September 30, 2004 and 2003, Wyndgate’s revenues represented 97% and 96.2%, respectively, of the Company’s total revenues. During the nine months ended September 30, 2004 and 2003, Wyndgate’s revenues represented 96.8% and 91.6%, respectively, of the Company’s total revenues. During these periods, PeopleMed’s revenues represented the remainder.

     The decision to purchase a new blood bank system is driven in large part by one or all of the following factors: replacing antiquated technology, upgrading the laboratory information system (“LIS”) of the hospital which typically includes the purchase of a blood bank system, and replacing existing products that have been sunsetted. The Company believes that because the purchase of a LIS by a hospital is a significant driver in the decision to purchase a blood bank system, the Company is heavily reliant on its relationships with its channel partners that sell their LIS systems in combination with the Company’s blood bank products.

     Entities that plan to purchase blood bank products primarily have two choices:

o	Upgrade their current system with their existing vendor, or

o	Select a replacement system from an alternative vendor.

     The Company’s two primary locations are in Lakewood, Colorado, the corporate headquarters, and El Dorado Hills, California, the Company’s primary operations, which include research and development, implementation staff, support services, and certain administrative staff. Approximately 20% of the Company’s employees are not located in Lakewood, Colorado or El Dorado Hills, California. These employees provide support for the Company’s sales and marketing, research and development, and implementation efforts.

     The Company’s revenues for the three months ended September 30, 2004 were $1.794 million, an increase of $515,000 or 40.2% as compared to $1.279 million with the same period in 2003. As a result of the increase in revenues, the Company’s loss from operations for the three months ended September 30, 2004 decreased to $91,000 from $318,000 for the comparable period in 2003. During the three months ended September 30, 2004, the Company generated sales backlog in the form of sold software license and implementation fees in the amount of approximately $1.560 million. Of the $1.560 million, approximately $750,000 related to software license fees and approximately $810,000 related to implementation fees. Of the $750,000 in software license fees, the Company recognized as revenues approximately $310,000 during the three months ended September 30, 2004. Of the $810,000 in implementation fees, the Company recognized approximately $60,000 during the three months ended September 30, 2004. The Company expects to recognize the remainder of the software license and implementation fees over a period of approximately 12 months from September 30, 2004. Some of the Company’s contracts include implementation fees that are billed on a time and materials basis. The implementation values from the contract are included in the implementation values above. These values could vary materially depending on the actual time incurred on these contracts.

     For the three months ended September 30, 2004, the Company’s operations provided $376,000 in cash. For the comparable period in 2003 the Company’s operations used $79,000 in cash. For 2004, the Company believes that its cash flows from the sale of SafeTrace and SafeTrace Tx to new customers, the current backlog of existing business, and any sales of equity will be sufficient to fund its operations through the remainder of fiscal year 2004. If the Company is unable to meet its sales projections and the resultant projected cash flows anticipated from those transactions or raise money through additional debt or equity offerings, the Company may be required to significantly reduce planned as well as existing levels of expenditures for all cost categories which includes, cost of sales, sales and marketing, research and development, and general and administrative. If the Company substantially reduces its planned or the existing levels of expenditures, this could significantly impact the Company’s future viability in the blood bank software market.

     The Company’s revenues for the nine months ended September 30, 2004 decreased $490,000 or 9.6% to $4.607 million from $5.097 million for the prior comparableperiod in 2003. Cost of revenues increased $88,000 or 5.2% for the nine months ended September 30, 2004 to $1.771 million from $1.683 million. For the nine months ended September 30, 2004 and 2003, the Company’s operating expenses were $3.582 million and $3.309 million, respectively, an increase of $273,000. The Company’s net loss was $919,000 for the nine months ended September 30, 2004, as compared to a net loss of $401,000 for the comparable period during 2003, an increase of $518,000.

     For the nine months ended September 30, 2004, the Company’s operations used $236,000 in cash. For the comparable period in 2003 the Company’s operations provided $95,000 in cash. For 2004, the Company believes that its cash flows from the sale of SafeTrace and SafeTrace Tx to new customers, the current backlog of existing business, and any sales of equity will be sufficient to fund its operations through the remainder of fiscal year 2004. If the Company is unable to meet its sales projections and the resultant projected cash flows anticipated from those transactions or raise money through additional debt or equity offerings, the Company may be required to significantly reduce planned as well as existing levels of expenditures for all cost categories which includes, cost of sales, sales and marketing, research and development, and general and administrative. If the Company substantially reduces its planned or the existing levels of expenditures, this could significantly impact the Company’s future viability in the blood bank software market.

     Backlog

     At September 30, 2004, the Company had an approximate backlog of $3.37 million, of which approximately $1.75 million related to contracted software sales and approximately $1.62 million related to implementation services. Software sales and services backlog consist of products and services sold under signed contracts, which have not yet been recognized as revenues. Management of the Company is focused on increasing its revenues and cash flows through direct sales efforts, increasing its marketing footprint through adding additional channel partners and strategic alliances, and developing new products and enhanced functionality to its existing product mix to attract potential customers.

     Balance Sheet Changes

     As of September 30, 2004 compared with December 31, 2003, certain balance sheet account changes were significant. Cash increased $241,000 mainly due to a private placement that raised net proceeds of approximately $549,000. The proceeds from this increase were partially offset by negative cash flows from operations of $236,000 for the nine months ended September 30, 2004. Net accounts receivable increased $541,000 primarily as a result of billings associated with sales of software license and implementation services during the quarter ended September 30, 2004. The Company believes the approximate potential net cash value of the transactions entered into and shipped during the three months ended September 30, 2004 to be $1.43 million for the software license and for implementation fees. Revenue recognition issues prevented the Company from recognizing approximately $400,000 in software license fees associated with the sales that closed and were shipped in the quarter ended September 30, 2004.The majority of the contracts on which a significant portion of the software license fees were deferred, are being recognized into revenue using the percentage of completion method of contract accounting. Prepaid assets increased $178,000 primarily as a result of a $144,000 increase related to prepaid payroll expenses. With the increased accounts receivable balance as of September 30, 2004 and the projected sales through the remainder of the year, the Company believes it will have positive cash flow from operations for the remainder of 2004.

     Deferred revenues increased $1.230 million from December 31, 2003 to September 30, 2004. As of December 31, 2003 and September 30, 2004, the deferred revenue balances were $1.389 million and $2.619 million, respectively. This was primarily a result of the increased billings through September 30, 2004 for which the Company was unable to recognize revenues. Accrued compensation decreased $231,000 for the period from December 31, 2003 to September 30, 2004. As of December 31, 2003 and September 30, 2004, the accrued compensated absences balance was $501,000 and $270,000, respectively. The decrease was primarily due to a reduction of $224,000 in accrued compensation associated with the issuance of Series BB Preferred Stock as more fully discussed in Note 5 of the Financial Statements.

     Results Of Operations

     Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003

     Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

     Revenues for the three months ended September 30, 2004 increased by $515,000 or 40.3% when compared with the same three month period in 2003. The increase for the three months ended September 30, 2003 was due primarily to an increase in implementation, customization and consulting services revenues of $84,000, an increase in maintenance revenues of $83,000, and an increase in software license fees of $345,000. The increase in software license revenues during this period in 2004 represented a 359.4% increase from the prior comparable period in 2003. The increase in maintenance represented a 10.5% increase during this period in 2004 from the prior comparable period in 2003.

     Cost of revenue. Cost of revenues increased $47,000 to $587,000 for the three months ended September 30, 2004. Cost of revenue as a percentage of total revenues was 32.7% and 42.2% for the three months ended September 30, 2004 and 2003, respectively. The decrease in cost of revenues as a percentage of total revenues is primarily due to the increase in revenues, particularly software license revenues, for which the cost of revenues is extremely low.

     Gross profit. Gross profit as a percentage of total revenue was 67.3% and 57.8% for the three months ended September 30, 2004 and 2003, respectively. See cost of revenues above for an explanation of why the gross profit percentage increased.

     General and administrative. General and administrative expenses increased $119,000 or 22.7% to $644,000, for the three months ended September 30, 2004 compared to $525,000 for the same three months in 2003. General and administrative expenses increased primarily as a result of the $70,000 increase in legal expenses associated with the Company’s outstanding lawsuits as more fully described in Part II Item 1 of this document and a $25,000 increase in investor relations fees.

     Sales and marketing. For the three months ended September 30, 2004, sales and marketing expenses increased $35,000 or 10.2% to $377,000, compared with $342,000 for the same period in 2003. The primary reasons for the increase was additional commissions paid as a result of increased sales of the Company’s products.

     Research and development. Research and development expenses increased $86,000 or 57.3% to $236,000, for the three months ended September 30, 2004 compared to $150,000 for the same three months in 2003. The primary reasons for the increase were an increase of $30,000 in payroll-related costs associated with headcount, and a $52,000 increase in consulting services associated with certain development activities.

     Depreciation and software amortization. The change in depreciation and software amortization for the three months ended September 30, 2004 was not significant.

     Interest expense. Interest expense decreased for the three months ended September 30, 2004 to $21,000 compared to $150,000 for the comparable period in 2003. The primary reason for the decrease was the reduction in debt from $4.029 million to $529,000 associated with the conversion of a portion of the outstanding debt into preferred stock. See notes 3 and 5 of the financial statements for further discussion.

     Net loss. The Company’s net loss for the three months ended September 30, 2004 and 2003 was $99,000 and $468,000, respectively, a decrease of $369,000.

     Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003

     Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues. Revenues for the nine months ended September 2004 decreased $490,000 or 9.6% to $4.607 million as compared to $5.097 million for the comparable period in 2003.

     The decrease for the nine months ended September 30, 2004 was due primarily to a decrease in implementation and consulting services revenues of $616,000 and a decrease in PeopleMed revenues of $278,000. These decreases were offset by an increase in maintenance revenues of $228,000, or 9.6% and an increase in software license revenues of $197,000 or 26%. Included in implementation and consulting services revenues for the nine months ended September 30, 2003 was revenues of $500,000 related to a non-cash settlement agreement between the Company and one of its marketing partners whereby the Company was released from its obligation to perform additional services in accordance with the terms of prior agreements. During the nine months ended September 30, 2004 and 2003, the Company recognized $0 and $300,000, respectively, in PeopleMed revenues associated with termination of a customer’s significant contract with PeopleMed. See footnote 1 in the financial statements for further discussion related to the non-cash settlement and the PeopleMed termination agreement.

     Cost of revenue. Cost of revenue as a percentage of total revenues was 38.4% and 33.0% for the nine months ended September 30, 2004 and 2003, respectively.

     Gross profit. Gross profit decreased $578,000 to $2.836 million for the nine months ended September 30, 2004 when compared with $3.414 million for the nine months ended September 30, 2003. The decrease in gross profit was due primarily to the decrease in revenues discussed above.

     General and administrative. For the nine months ended September 30, 2004, general and Administrative expenses increased $319,000 to $1.828 million, compared with $1.509 million for the same period in 2003. The increase for the nine months ended September 30, 2004 was due primarily to an increase in legal expenses of $190,000 associated with the Company’s outstanding legal proceedings more fully described in Part II Item 1 of this document, an increase in investor relations of $24,000, an increase in contract services of $27,000, an increase in directors compensation of $12,000, and an increase in travel-related expenses of $19,000.

     Sales and marketing. For the nine months ended September 30, 2004 and 2003, sales and marketing expenses remained comparable.

     Research and development. For the nine months ended September 30, 2004, research and development expenses increased $140,000 to $569,000, when compared with $429,000 for the same period for 2003. The primary reason for the increase relates to labor-related and consulting expenses associated with increased development efforts on the Company’s SafeTrace® and SafeTrace Tx products.

     Depreciation and software amortization. Depreciation and software amortization for the nine months ended September 30, 2004 decreased $215,000 to $114,000 as compared to $329,000 for the same period in 2003. The primary reason for the decrease was due to the fact that as of June 30, 2003, the Company had fully amortized all software development costs associated with SafeTrace Tx®. For the nine months ended September 30, 2004, the Company amortized $28,000 in software development costs compared to $251,000 for the comparable period in 2003.

     Financing costs. Financing costs decreased $127,000 for the nine month period ended September 30, 2004 when compared with the same period for 2003. As of June 30, 2003, the Company had amortized all deferred financing costs.

     Interest expense. Interest expense decreased $172,000 for the nine months ended September 30, 2004 to $211,000 compared to $383,000 for the same nine month period in 2003. The primary reason for the decrease was the conversion of $3.5 million in debt to preferred stock on April 14, 2004.

     Net loss. The Company’s net loss for the nine months ended September 30, 2004 and 2003 was $919,000 and $401,000, respectively.

     Liquidity And Capital Resources

     The Company had cash and cash equivalents of $1.224 million as of September 30, 2004 compared to $983,000 at December 31, 2003, none of which was restricted.

     The Company had a net working capital deficit of $1.859 million as of September 30, 2004 and $1.574 million at December 31, 2003.

     As of December 31, 2003, the Company’s $4.029 million in related party financing was considered long-term debt. On April 14, 2004, GMIL and Global Med entered into an agreement to convert $3.5 million of the related party financing into 3.5 million shares of preferred stock. This preferred stock is convertible at the holder’s option into 7.777 million shares of common stock. The remaining $529,000 in related party financing (the “Remaining Debt”) is due and payable on March 1, 2006. As part of the November 19, 2000 Loan Agreement, there exists a personal guarantee of Dr. Michael I. Ruxin, up to $650,000 plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets and remains in full force and effect. The guarantee is limited to the Remaining Debt.

     The terms of the debt and preferred stock require cash interest and dividend payments to be made on the following dates: March 1, June 1, September 1, and December 1. For each of the periods previously mentioned, with the exception of March 1, 2004, and during 2004 the Company will be required to pay interest in the amount of $20,000. The Company also paid approximately $92,000 in interest expense that was accrued mainly as of December 31, 2003 and an additional $95,000 in interest that accrued from January 1, 2004 through February 29, 2004 on the outstanding related party financing obligations. The $92,000 was paid in April 2004 and the $95,000 was paid in July 2004. The Company made a dividend payment in the amount of approximately $131,000 in October of 2004. During 2005, the Company will be required to make interest payments of approximately $20,000 March 1, June 1, September 1, and December 1, on each of the dates noted above. In addition, the Company will be required to make base dividend payments of approximately $184,000 March 1, June 1, September 1, and December 1 as well as certain additional dividends payments related to 2004. In the event that the Company is unable to make the mandatory dividend payments in a timely manner, the Company, at GMIL’s option, can pay for the dividends in common stock or preferred stock of the Company. Based on the Company’s projected cash flows for 2004, the payment of mandatory dividends represent a material use of available operating cash. If sufficient cash flows do not materialize, the Company may be required to reduce planned expenditures for sales and marketing and research and development.

     During the nine months ended September 30, 2004, the Company completed a private placement of the sale of 1.525 million shares of common stock at $0.40 per share resulting in net proceeds of $549,000. The Company plans on using the proceeds from the private placement for general working capital purposes.

     On October 8, 2004, the Company entered into a common stock purchase agreement (“Purchase Agreement”) with Fusion Capital Fund II, LLC, (“Fusion Capital”) a Chicago based institutional investor, whereby Fusion Capital has agreed to purchase up to $8.0 million of common stock over a 32-month period. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month Global Med has the right to sell to Fusion Capital $250,000 of its common stock at a purchase price based upon the market price of Global Med’s common stock on the date of each sale without any fixed discount to the market price. At the Company’s sole option, within certain ranges, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $8.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to Fusion Capital. Global Med also has the right to terminate the agreement at any time without any additional cost. Fusion Capital has agreed not to engage in any direct or indirect short selling or hedging of the common stock in any manner whatsoever.

     The Company may require additional external financing through additional debt or equity in order to pay off the debt due in March of 2006 or the preferred stock if it is called by the holder in 2006.

     The Company had an accumulated deficit of $40.989 million as of September 30, 2004. It is expected that cash flows from the Company’s existing customer base, new sales, sales of common stock and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months excluding acquisitions or major new product development initiatives. Management anticipates that the cash, accounts receivable balances, recurring revenues, proceeds from the sale of common stock, and any future financing activities will be used to fund the Company’s anticipated research and development costs, sales and marketing efforts during the remainder of 2004 and for general working capital purposes. The Company continues to pursue financing alternatives through the issuance of additional equity or debt.

     Cash flows from operations used $236,000 in cash for the nine months ended September 30, 2004. The cash used during the nine months ended September 30, 2004 consisted primarily of the net loss of $919,000, net of non-cash changes, which provided $120,000, and changes in operating assets and liabilities, which provided $563,000.

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

     The forward-looking statements herein are based on current expectations that involve a number of risk and uncertainties. Such forward-looking statements are based on assumptions that, among other things, the Company will market and provide software products on a timely basis, that there will be no material adverse competitive or technological change in condition of the Company’s business, that demand for the Company’s software products will significantly increase, that the Company’s Chief Executive Officer will remain employed as such by the Company, that the Company’s forecasts accurately anticipate market demand and that there will be no material adverse change in the Company’s operations, business or governmental regulation affecting the Company or its suppliers. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in this Quarterly Report on Form 10-Q, there are a number of other risks inherent in the Company’s business and operations which could cause the Company’s operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Growth in absolute and relative amounts of cost of sales, research and development, sales and marketing and other operating expenses or the occurrence of other events could cause actual results to vary materially from the results contemplated by the forward- looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its marketing, capital investment and other expenditures, may also materially and adversely affect the Company’s liquidity, financial position and results of operations. In light of significant uncertainties inherent in the forward-looking information included in this Quarterly Report on Form 10-Q, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company’s objectives or plans will be achieved.

     Recent Accounting Pronouncements

     None.

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

     Sensitivity analyses were performed to determine how market rate changes would affect the fair value of our debt. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. A one-percentage point change in interest rates on our debt as of September 30, 2004 would change our annual pre-tax income annual results by approximately $5,000. The stated interest rate on our debt is 15%. Hypothetically, if the interest rate on this debt were subject to fluctuations with the market and the market interest rate was 16%, Global Med’s pre-tax income would decrease approximately $5,000 per year. Conversely, if Global Med’s debt were subject to market fluctuations and the market interest rate was 14%, the Company’s pre-tax income would increase approximately $5,000. In addition, each subsequent increase or decrease in the interest rate of 1% would change pre-tax income by an additional $5,000.

ITEM 4.    CONTROLS AND PROCEDURES

     The management evaluated, with the participation of the Chief Executive Officer and Acting Principal Financial and Accounting Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15 (f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     During 2003, the Company filed two lawsuits for breach of contract against a former customer (“the Former Customer”) alleging it was improperly using the Company’s software without paying the appropriate fees. The lawsuits are pending in the United States District Court for the District of Colorado and the United States District Court for the Eastern District of California. The Former Customer has filed counterclaims alleging that the Company breached certain terms of the contract agreement. The Company and the Former Customer are both seeking damages. The Company plans to vigorously defend the counterclaims and does not believe this lawsuit will have a material impact on the Company’s business.

ITEM 2.    CHANGES IN SECURITIES

     The Company entered into certain transaction during the quarter ended September 30, 2004 that either required the issuance of restricted securities or will require the issuance of these securities.

     The Company issued 50,000 shares of common stock to Fusion Capital in conjunction with the signing of the letter of intent for their purchase of common stock. This transaction is more fully described in notes 5 and 8 of the financial statements.

     The Company authorized the issuance of approximately 24,000 shares of common stock to a third party in conjunction with services performed by this third party.

ITEM 3.    DEFAULTS ON SECURITIES

     None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

31	Certification by the Chief Executive Officer and Acting Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 7241

32

Certification by the Chief Executive Officer and Acting Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

     (b)    Reports on Form 8-K:

          (a)   A Form 8-K was filed by the Company on August 10, 2004 announcing financial results for the second quarter of 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC. a Colorado Corporation

Date: October 28, 2004

By: /s/ Michael I. Ruxin Michael I. Ruxin, Chairman of the Board and Chief Executive Officer and Acting Principal Financial and Accounting Officer