Form 10-K
period 2004-12-31
GLOBAL MED TECHNOLOGIES INC
filed 2005-03-04
CIK 1009463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2004

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

Aggregate market value of voting stock held by non-affiliates as of March 1, 2005; $22,057,813 based on the closing bid price of $1.95 per share as of that date. Shares of common stock, $.01 par value, outstanding as of March 1, 2005, 27,665,056.

Documents incorporated by reference: See Part IV, Item 15(a), and “EXHIBIT INDEX” on page 42 for a listing of documents incorporated by reference into this Annual Report on FORM 10-K.

GLOBAL MED TECHNOLOGIES, INC.
FORM 10-K
DECEMBER 31, 2004

TABLE OF CONTENTS

PART I

Item		Page
1.	Business	3
2.	Properties	10
3.	Legal Proceedings	10
4.	Submission of Matters to a Vote of Security Holders	10

PART II

5.	Market for Registrant’s Common Equity and Related Stockholder Matters	10
6.	Selected Financial Data	13
7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	15
7A.	Quantitative and Qualitative Disclosures About Market Risk	28
8.	Financial Statements and Supplementary Data	28
9.	Changes In and Disagreements with Accountants on Accounting and
	Financial Disclosure	28
9A.	Controls and Procedures	28

PART III

10.	Directors and Executive Officers of the Registrant	29
11.	Executive Compensation	32
12.	Security Ownership of Certain Beneficial Owners and Management	35
13.	Certain Relationships and Related Transactions	39
14.	Principal Accountant Fees and Services	40

PART IV

15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K	40
	SIGNATURES	41

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

PeopleMed is owned 83% by Global Med Technologies, Inc. and 13% by certain executive officers and directors of Global Med Technologies, Inc. and 4% owned by third parties. Global Med Technologies, Inc. and PeopleMed are referred to collectively herein as the “Company” or “Global Med”.

RELATED PARTIES

Global Med is financed primarily through lending arrangements with Global Med International Limited (“GMIL”). These lending arrangements were originated by eBanker USA.com, Inc., (“eBanker”) transferred, along with eBanker’s ownership in Global Med, to Global Med China & Asia Limited (“GMCAL”) in October 2002, and then the lending arrangements were transferred to GMIL in September 2003. Until November 28, 2001, eBanker was a consolidated subsidiary of eVision International, Inc. (“eVision”). eVision is majority owned by China Credit Holdings Limited (“China Credit” formerly Heng Fung Holdings Limited) and its subsidiaries, Online Credit Limited (“Online Credit”) and Heng Fung Singapore Pte. Limited (“Heng Fung Singapore”). Currently, GMCAL is a shareholder of Global Med. Until November 2001, eVision was also a shareholder of Global Med. eBanker through its subsidiary, GMCAL, is a shareholder of Global Med. Additionally, eVision and GMCAL each hold warrants to acquire 1 million and 11.186 million shares, respectively, of Global Med’s common stock with exercise prices that range from $0.25-$0.50 per share. As discussed further below and in the accompanying financial statements, in November 2000, eBanker and Global Med entered into a series of equity transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision effective November 2000.

On November 28, 2001, the shareholders of eVision approved a transaction, which transferred certain of the assets of eVision to Online Credit as satisfaction of the certain obligations eVision had with Online Credit. As a result, all of Global Med’s common shares held by eVision and all eBanker’s common shares and warrants held by eVision were transferred to Online Credit. Consequently, as of November 28, 2001, Global Med remained a consolidated entity of eBanker for accounting purposes; however, eBanker was then directly controlled by Online Credit instead of eVision. Additionally, eVision Corporate Services, Inc. and certain other subsidiaries of China Credit provide certain support services to Global Med.

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

Wyndgate began development of a blood tracking system called SafeTrace® to assist community blood centers, hospitals, plasma centers and outpatient clinics in the U.S. in complying with the quality and safety standards of the Food and Drug Administration for the collection and management of blood and blood products.

Global Med has two main products in its Wyndgate division: Safe Trace® and SafeTrace Tx®, a transfusion management information system that is designed to be used by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. SafeTrace Tx provides electronic cross-matching capabilities to help insure blood compatibility with patient-recipients and tracks, inventory, bill and document all activities with blood products from the time blood products are received in inventory to the time the blood products are used or returned to blood centers. SafeTrace Tx complements SafeTrace, because the combined SafeTrace Tx and SafeTrace software system is now able to integrate hospitals with blood centers and provide a “vein-to-vein”® tracking of the blood supply. SafeTrace Tx received FDA clearance on January 29, 1999.

Global Med continues to concentrate its development efforts on enhancements to its existing SafeTrace blood bank product and SafeTrace Tx. The FDA has cleared both products for sale in the United States.

In 1999, Global Med introduced PeopleMed. PeopleMed supports chronic disease management as an ASP. PeopleMed’s system uses the Internet to coordinate sources of information and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims, and medical records.

All of Global Med’s revenues were generated from providing products and services to end users located throughout the United States, Canada, Puerto Rico and Africa.

Competition

There is substantial competition in all aspects of the blood bank and hospital information management industry. Numerous companies are developing technologies and marketing products and services in the healthcare information management area. Many competitors in the blood bank industry have received FDA clearance for their products. Many of these competitors have been in business longer and have substantially greater personnel and financial resources than Global Med. Global Med is aware of three primary competitors to our SafeTrace software product: Mak-System Corp.; Blood Bank Computer Systems, Inc. and Mediware Information Systems, Inc. There are five primary competitors in the United States to our SafeTrace Tx product: Misys Hospital Systems, Inc. (Misys is a channel partner that currently resells the Company’s SafeTrace software); Mediware Information Systems, Inc.; Meditech, Inc., SCC Soft Computer; and Cerner Corp. Global Med believes it is able to compete based on the current technological capabilities of SafeTrace and SafeTrace Tx;.

Dependence On Major Customers

As of February 8, 2005, Global Med, through its Wyndgate division, had over 125 customers. It intends to continue to target domestic and international blood centers, plasma centers and hospital donor and transfusion centers. During the year ended December 31, 2004, there were no customers accounting for more than 10% of revenues.

During the year ended December 31, 2003, Global Med had one customer, the Institute for Transfusion Medicine that accounted for 10.4%, or $677 thousand of Global Med’s revenues.

During the year ended December 31, 2002, Global Med had one customer that accounted for 15.4%, or $1.022 million, of Global Med’s revenues. Of the $1.022 million in revenues, $500 thousand was attributable to the customer terminating a five-year contract with PeopleMed. See Note 1 of the consolidated financial statements for discussion.

Royalty And Commission Agreements

The Royalty Group. Pursuant to a development agreement between Wyndgate and the Royalty Group, Wyndgate developed SafeTrace and must make royalty payments to the Royalty Group based on a percentage of Wyndgate’s SafeTrace license fees collected, measured by cash received from Safe Trace licensees, net of certain fees and charges. The royalty schedule is based upon the first date of SafeTrace license invoicing, which was September 14, 1995. The royalty amounts are computed as a percentage of software license fees collected. For the years ended December 31, 2004, 2003, and 2002, Global Med expensed $0, $6 thousand, and $12 thousand, respectively, and are included in the cost of revenues in the statement of operations. Global Med has accrued but not paid any royalties for the years ended December 31, 2004, 2003, or 2002. As of December 31, 2003, the outstanding royalty obligation was approximately $123 thousand.

The Institute for Transfusion Medicine. Pursuant to a development agreement between Wyndgate and The Institute for Transfusion Medicine (“ITXM”), Wyndgate developed SafeTrace Tx and agreed to make royalty payments to ITXM, based on a percentage of Wyndgate’s SafeTrace Tx license fees paid. The royalty amounts were computed as a percentage of net software license fees. Global Med did not pay any royalties for the years ended December 31, 2004, 2003 or 2002. In April 2003, Wyndgate signed an agreement with ITXM whereby ITXM waived its rights to payment for all future and past royalties. See Note 1 of the audited consolidated financial statements for further discussion.

Ortho–Clinical Diagnostics, Inc. In 1996, Global Med entered into an Exclusivity and Software Development Agreement (the “Exclusivity Agreement”) with Ortho-Clinical Diagnostics, Inc. (“OCD”), successor to Ortho Diagnostic Systems Inc., a wholly owned subsidiary of Johnson & Johnson. The Exclusivity Agreement provided OCD the exclusive right to negotiate with Global Med with respect to Global Med’s activities and developments in information technology and intellectual property relating to donor and transfusion medicine. In connection with this agreement, Global Med received $500 thousand in 1996, which was recorded as deferred revenue, because the services to be provided to OCD in conjunction with the receipt of this cash had not yet been provided.

In May 1997, Global Med received a request from OCD to continue its evaluation of Global Med’s technology, on a non-exclusive basis, with the intent of responding to Global Med by July 14, 1997 regarding whether or not OCD would propose some form of transaction with Global Med. Global Med received an additional $500 thousand from OCD during 1997 which was recorded as deferred revenue until Global Med provided the software development services as defined in the Exclusivity Agreement. Global Med finalized the Manufacturer’s Representative and Software Development Agreement (“OCD Agreement”) during June 1999 making OCD the exclusive in-vitro diagnostics manufacturer’s representative for the SafeTrace Tx product in defined territories around the world. The total of $1 million was included in deferred revenue as of December 31, 1998. Global Med recognized $500 thousand ratably over the term of the 22 month contract which ended in June of 2001. Global Med recognized the remaining portion of the deferred revenue in the amount of $500 thousand in June 2003 in conjunction with a Settlement Agreement with Ortho.

In June 2003, Global Med signed a settlement agreement (the “Settlement Agreement”) with Ortho Clinical Diagnostics, Inc. (“Ortho”), whereby all of Global Med’s outstanding obligations to and from Ortho were released. As a result, Global Med was released from its obligation to provide Ortho with $500 thousand in software development work for which it had received payment from Ortho in 1997 as part of the exclusivity agreement Global Med signed with Ortho in 1997.

In addition, Global Med was released from all other obligations to Ortho, which included liabilities amounting to approximately $36 thousand for sales distribution commissions. For the year ended December 31, 2003, Global Med recognized $500 thousand in revenues associated with the Settlement Agreement and Ortho’s waiver of its right to software development services. In addition, Global Med reduced sales and marketing expenses by $36 thousand as a result the release of Global Med from its obligation to pay commissions to Ortho for prior sales. The OCD Agreement was signed with Ortho during June 1999 and expired in June 2003.

Siemens Medical Solutions Health Services Corporation. During September of 1999, Global Med entered into a non-exclusive marketing and support agreement with Shared Medical Systems Corporation (“SMS”). Under this agreement, SMS markets Global Med’s blood bank products on a preferred basis. Global Med will pay a commission to SMS based on the software license fee for each sale SMS has facilitated. This agreement was automatically renewed and is still in effect.

Sysmex Infosystems America, Inc. Global Med entered into a non-exclusive marketing and support agreement with Sysmex Infosystems America, Inc. (“SIA”). Under this agreement, SIA will market Global Med’s blood bank products on a preferred basis. Global Med will pay a commission to SIA based on the software license fee for each sale SIA has facilitated. This agreement was automatically renewed and is still in effect.

GE Medical (aka Triple G Systems Group, Inc.). Global Med entered into a non-exclusive marketing and support agreement (the “Non-Exclusive Agreement #2”) with GE Medical (aka Triple G Systems Group, Inc.) (“Triple G”). Triple G, under the Non-Exclusive Agreement #2, markets Global Med’s SafeTrace Tx products on a preferred basis. Global Med will pay to Triple G a commission based on a percentage of the software license fee that Triple G facilitates through their marketing efforts. This agreement was automatically renewed and is still in effect.

National Jewish Medical and Research Center. Global Med, through its PeopleMed subsidiary, entered into a development and non-exclusive Marketing Agreement with National Jewish Medical and Research Center (“National Jewish”). Under the terms of this agreement, Global Med will pay National Jewish a royalty for all sales of PeopleMed’s products that use National Jewish’s protocols. In addition, in February 2002, PeopleMed signed a Sales and Marketing Agreement with National Jewish, whereby National Jewish will be paid a commission for sales of PeopleMed’s products facilitated by National Jewish. The initial term of this agreement expired and this agreement has been automatically renewed. During the term of this agreement, there have been no royalties paid to National Jewish.

Cardiovascular Disease Management, LLC. Global Med, through its PeopleMed subsidiary, entered into a development and non-exclusive marketing agreement with Cardiovascular Disease Management (“CVDM”). Under the terms of this agreement, Global Med will pay CVDM a royalty for all sales of PeopleMed’s products that use CVDM’s protocols. During the term of this agreement, there have been no royalties paid to CVDM.

Misys Hospital Systems, Inc. Global Med entered into a non-exclusive marketing and support agreement with Misys Hospital Systems, Inc. (“Misys”). In the Agreement, Global Med granted to Misys the non-exclusive and non-transferable worldwide rights, excluding the African continent and the following countries; India, Indonesia, Bangladesh, Burma, Cambodia, Laos, Malaysia, Mongolia, Nepal, North Korea, Philippines, Singapore, Shri Lanka, South Korea, Taiwan, Thailand, Vietnam, China (including Hong Kong and Macau); non-exclusive and non-transferable right to market, promote, endorse and assist Wyndgate in the sale and license of its blood donor product, SafeTrace, to Misys clients. Global Med maintains all responsibilities for the licensure, delivery, installation, warranty or support between Wyndgate and the Licensee for all contracts facilitated under the terms of this agreement. Global Med will pay a commission to Misys based on the software license fee for each sale Misys has facilitated. This agreement was automatically renewed and is still in effect. During the term of this agreement, there have been no royalties paid to Misys.

McKesson Information Solutions LLC. Global Med entered into a Value Added Marketing Agreement (“McKesson Agreement”) with McKesson Information Solutions LLC, a division of McKesson Corporation, to provide Wyndgate’s SafeTrace Tx (the “Software”) advanced transfusion management system as Horizon Blood Bank™, as a privately-labeled (“OEM”) module to be separately licensed with McKesson’s Horizon Lab™ solution. Horizon Blood Bank serves as a tool to help organizations improve patient safety by automating the management and tracking patient transfusion services. McKesson Information Solution’s products are in use in over 2,000 hospitals throughout the United States.

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

Paratech, LLC. Global Med, through its PeopleMed subsidiary, entered into a non-exclusive marketing agreement with Paratech, LLC. (“Paratech”). Under the terms of this agreement, Global Med will pay Paratech a commission for sales of PeopleMed’s products they facilitate.

Government Approval And Regulation

The FDA requires all blood tracking application software vendors to submit a 510(k) application for review. The application process for FDA review and compliance with FDA guidelines relates to computer software products regulated as medical devices. The FDA considers software products intended for the following to be medical devices: (i) use in the manufacture of blood and blood components; or (ii) maintenance of data used to evaluate the suitability of donors and the release of blood or blood components for transfusion or further manufacturing. As medical device manufacturers, Global Med and its competitors are required to register with the Center for Biologics Evaluation and Research (“CBER”), list their medical devices, and submit a pre-market notification or application for pre-market review. In April 1997, Global Med’s Wyndgate division received notification from the FDA of its finding of “substantial equivalence” of Safe Trace. This determination provides a 510(k) clearance and permits Global Med to continue to market Safe Trace. On January 29, 1999, the 510(k) clearance was received for Safe Trace TX.

Global Med’s products and services are subject to regulations adopted by governmental authorities, including the FDA, which governs blood center computer software products regulated as medical devices. Global Med is also required to follow applicable Quality System Regulations (“QSR”) of the FDA, which include testing, control and documentation requirements, as well as similar requirements in other countries, including International Standards Organization (“ISO”) 9001 standards. In 1996 Congress passed legislation that impacted the healthcare information management. The Healthcare Information Portability and Accountability Act (“HIPAA”) requires the Department of Health and Human Services (HHS) to enact standards for information sharing, security and patient confidentiality. Although HHS has not issued clarification on many of the topics under HIPAA, Global Med believes these regulations will have an important impact on requiring advanced management information systems that will enable various healthcare organizations to comply with emerging requirements.

HIPAA contains provisions regarding the confidentiality and security of patient medical record information. Standards for the electronic handling of health data and security of patient information became effective in 2000. This legislation requires the Secretary of Health and Human Services, or HHS, to (a) adopt national standards for electronic health information transactions, (b) adopt standards to ensure the integrity and confidentiality of health information, and (c) establish a schedule for implementing national health data privacy legislation or regulations. The standards and legislation will impact the customers’ ability to obtain, use or disseminate patient information, which will extend to their use of Global Med’s products. Global Med believes that the proposed standards issued to date would not materially affect the business of Global Med. Global Med cannot determine the potential impact of the standards that might finally be adopted.

Financing Agreements With Related Parties

Debt Conversion

Pursuant to a Loan Restructuring and Restatement Agreement between Global Med and eBanker of which GMIL is a subsidiary, dated November 19, 2000, as amended (the “Agreement”), Global Med was required to repay $3.829 million, which amount included all principal, interest and other charges due under the Agreement (except for $96 thousand in extension interest payments and accrued interest thereon due on July 1, 2004), on or before March 1, 2004. By an Assignment dated July 4, 2002, eBanker assigned the Agreement to Global Med International Holdings Limited (“GMIHL”), a subsidiary of eBanker and parent company of GMIL. By an Assignment dated July 4, 2002, GMIHL assigned the Agreement to GMIL. By an Assignment dated October 28, 2002, GMIL assigned the Agreement to GMCAL, a subsidiary of GMIL. By an Assignment dated September 19, 2003, GMCAL assigned the Agreement to GMIL. Pursuant to a Loan and Promissory Note between Global Med and GMIHL dated June 18, 2002, as previously amended (the “Note”), Global Med was required to repay GMIHL $200 thousand, which amount included all principal, interest and other charges due under the Note (except for $12 thousand in extension interest payments due on July 1, 2004), on or before March 1, 2004. GMIHL has assigned the Note to GMIL. The total debt owed by Global Med to GMIL under the Agreement and the Note (except for the $96 thousand in extension interest payments and accrued interest thereon due on July 1, 2004 and the $12 thousand in extension interest payments due on July 1, 2004, referenced above) (the “Debt”) was $4.029 million at December 31, 2003.

On April 14, 2004, Global Med International Limited (“GMIL”) and Global Med amended their existing financing agreements and entered into an agreement to combine the outstanding $3.829 million and $200 thousand debt agreements. The combined loan of $4.029 million was then separated into two parts: $529 thousand was converted into debt (“Remaining Debt”) and $3.5 million was converted into $1 par value Series AA Convertible Redeemable Preferred Stock (“Preferred Stock”). (See note 6 of the financial statements for further discussion of the preferred stock. ) The due date of the Remaining Debt is March 1, 2006. The interest rate on the Remaining Debt is 15% per year and interest on this debt is due and payable quarterly on March 1, June 1, September 1, and December 1 of each year until the Remaining Debt is paid in full. The Remaining Debt is secured by all of Global Med’s assets and is subject to the outstanding terms of November 19, 2000 financing agreement (“Loan Agreement”). As of April 14, 2004, Global Med had paid GMIL $287 thousand of the $287 thousand extension fee. At December 31, 2004, principal of $529 thousand and accrued interest of $69 thousand was outstanding under the terms of the Remaining Debt agreement.

Under the terms of the Remaining Debt and Preferred Stock Agreements, the personal guaranty of Dr. Michael I. Ruxin, the Company’s Chairman and CEO, remains in effect until both the Preferred Stock and Remaining Debt and any related dividends or interest, respectively, are paid. Unless Global Med is in default of the Remaining Debt or Preferred Stock agreements, Dr. Ruxin’s personal guaranty is limited to the debt and related interest and will not exceed $650 thousand and will remain in effect until the total Remaining Debt has been fully paid or satisfied. The agreements also contain the following provisions:

o	Global Med agrees to register with the SEC all unregistered Global Med shares and shares underlying derivatives regardless of the owner of the shares.

o	Registration of all Global Med Shares will be maintained and not allowed to lapse.
o	Remaining Debt and Preferred Stock are not satisfied unless eliminated.
o	Any future restructuring of the Remaining Debt or Preferred Stock is not a satisfaction of the Remaining Debt or Preferred Stock unless specified in writing by GMIL.
o	While any of the Remaining Debt or Preferred Stock is outstanding, the Company has agreed not to incur any debt in excess of $100 thousand without the written consent of GMIL.

As part of these agreements, Global Med agreed to indemnify GMIL and its affiliates, including but not limited to GMCAL, GMIHL, eBanker, Online Credit Limited, Heng Fung Singapore Ltd., and China Credit, and their employees, officers, directors, and agents for any legal proceeding that results or stems from GMIL’s conversion of this debt to Preferred Stock.

In conjunction with the signing of the Remaining Debt and the Preferred Stock Agreement, these agreements preserved the right of GMIL to appoint 5 of 9 members of Global Med’s Board of Directors until the Remaining Debt and Preferred Stock have been satisfied. Further, GMIL shall have the right to select a replacement director for any member of the Borrower’s Board of Directors that was selected by Lender who resigned or otherwise fails to serve as a director. Global Med agrees not to increase the number of directors above nine except with GMIL’s written consent.” If Global Med defaults on the repayment of any amount borrowed under the financing agreements initiated with eBanker, all of the Board of Directors of Global Med will be required to resign and GMIL will have the right to appoint all new members.

Series BB Preferred Stock. As of February 28, 2004, Dr. Ruxin had 1,692 hours of accrued vacation and sick time with a book value, collectively, of approximately $224 thousand (the “Accrued PTO”). In addition, Dr. Ruxin had approximately $60 thousand of accrued wages. Dr. Ruxin agreed to convert the Accrued PTO and accrued wages with a combined book value of $284 thousand into 675,386 shares of Series BB Preferred Stock. The Series BB Preferred Stock had the following terms:

o

The Series BB Preferred Stock was convertible, at the option of the holder thereof, at any time, in whole or in part, after the closing market price for Global Med’s common stock for any day reaches $0.75 per share or more (regardless of whether the closing market price subsequently declines to below $0.75 per share), upon written notice to Global Med, at the rate of one (1) share of common stock per share of Series BB Preferred Stock.

o

The Series BB Preferred Stock was junior to the Series AA Preferred Stock and senior to Global Med’s common stock and all other existing or future series of preferred stock and will have a liquidation preference of $0.42 per share. The Series BB Preferred Stock did not have voting rights.

In December 2004, the Series BB Preferred Stock was converted into common stock.

EMPLOYEES

As of January 31, 2005, the Company had 52 full-time employees, consisting of 2 employees in the corporate offices in Lakewood, Colorado and at Wyndgate’s offices near Sacramento, California. The Company has employment agreements with certain personnel. The Company’s employees are not represented by a labor union or subject to collective bargaining agreements. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

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

ITEM 2.   PROPERTIES

As of February, 2005, the Company occupied two primary locations. The Company occupies approximately 1,252 square feet of office space in Lakewood, Colorado and the lease expires on February 14, 2007. The Company leases approximately 15 thousand square feet of office space in El Dorado Hills, California, expiring on May 31, 2006.

ITEM 3.   LEGAL PROCEEDINGS

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. Mr. Jackson is currently a management employee of one of Global Med’s competitors. On October 13, 2004, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. The Company plans to appeal this decision. On November 5, 2004, Mediware Information Systems, Inc., Donnie L. Jackson, Jr.‘s current employer, filed a claim against the Company in the United States District Court for the Eastern District of California seeking recovery of legal costs in excess of $600,000. Global Med believes the claim is without merit and plans to vigorously defend against this lawsuit and does not believe this lawsuit will have a material impact on Global Med’s business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock commenced trading on the Nasdaq Small-Cap Market in 1997. In 1998, the Company’s common stock and warrants were delisted from the Nasdaq Small-Cap Market, and commenced trading on the OTC Bulletin Board. OTC Bulletin Board Market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The following table sets forth the quarterly high and low bid prices for the Company’s common stock for the two years ended December 31, 2004 and 2003.

COMMON STOCK

	HIGH	LOW
First Quarter (January 2004 to March 2004)	$ 0.70	$ 0.34
Second Quarter (April 2004 to June 2004)	$ 0.64	$ 0.44
Third Quarter (July 2004 to September 2004	$ 0.78	$ 0.38
Fourth Quarter (October 2004 to December 2	$ 1.30	$ 0.46

FISCAL YEAR 2003
	HIGH	LOW
First Quarter (January 2003 to March 2003)	$ 0.68	$ 0.45
Second Quarter (April 2003 to June 2003)	$ .550	$ 0.27
Third Quarter (July 2003 to September 2003	$ 0.50	$ 0.33
Fourth Quarter (October 2003 to December 2	$ 0.80	$ 0.34

Historical stock price data provided by Commodity Systems, Inc. The Company’s symbol is GLOB.OB.

Holders

As of December 31, 2004, the Company had approximately 151 holders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2004, Global Med issued unregistered common stock. During the year ended December 31, 2003, Global Med issued no unregistered securities. During the year ended December 31, 2002, Global Med issued 275 thousand shares of unregistered common stock.

The Company issued the following shares during the year ended December 31, 2004.

In October, the Company issued 487 thousand shares of common stock to Fusion Capital in conjunction with the execution of the Common Stock Purchase Agreement. This transaction is more fully described in note 6 of the financial statements.

In August, the Company issued 50 thousand shares of common stock to Fusion Capital in conjunction with the signing of the letter of intent for their purchase of common stock. This transaction is more fully described in note 6 of the financial statements.

The Company authorized the issuance of 26 thousand shares of common stock to a third party in conjunction with services performed by this third party. Approximately 24 thousand shares were issued in October and the remaining 2 thousand were issued in December.

The Company sold 1.525 million shares of unregistered common stock for an aggregate of $549 thousand in a private placement to accredited investors. During May, 1.450 million shares were issued and during August, the remaining 75 thousand shares were issued.

In December, the Company sold 125 thousand shares of unregistered common stock for an aggregate of $50 thousand. These common shares represented the exercise of the same number of warrants that were issued in conjunction with the private placement that occurred in 2004.

The Company authorized the issuance of 3.5 million shares of Series AA Preferred Stock to GMIL, the Company’s majority shareholder, in connection with GMIL’s conversion of $3.5 million of debt. These shares are considered outstanding as of April 14, 2004. The Series AA Preferred Stock can be converted by GMIL into common stock of the Company at any time at a conversion rate of (2.222) shares of common stock for each share of Series AA Preferred Stock. Therefore, the Series AA Preferred Stock is convertible into approximately 7.777 million common shares. The sales were not underwritten and no commissions were paid in connection with the sales. The securities were issued under the exemption(s) provided by Sections 4(2) and 4(6) of the Securities Act. These shares were issued in September.

The Company authorized the issuance of 675 thousand shares of Series BB Preferred Stock to Michael I. Ruxin, M.D., the Company’s Chairman of the Board and Chief Executive Officer, in connection with his conversion of outstanding accrued vacation and accrued wages as of February 29, 2004, with a recorded book value of approximately $284 thousand. These shares are considered outstanding as of April 14, 2004. The Series BB Preferred Stock was convertible at a rate of one share per common per one share of Series BB at the option of the holder if the Company’s common stock closing price reaches $0.75 per share. Upon written notice by Dr. Ruxin, the Series BB was convertible into common stock. The 675 thousand shares of Series BB Preferred Stock were converted into the same number of common shares in December 2004. The sales were not underwritten and no commissions were paid in connection with the sales. The securities were issued under the exemption(s) provided by Sections 4(2) and 4(6) of the Securities Act. These shares were issued in September and converted into common shares in December.

During the year ended December 31, 2003, Global Med issued no unregistered common stock.

During the year ended December 31, 2002, Global Med issued 224 thousand shares of unregistered common stock. The unregistered shares issued during 2002 were comprised of the following:

o

111 thousand shares of stock, purchased by a Gordon Segal, a director of the Company at that time, for $50 thousand. These shares were issued with 27 thousand warrants to purchase the Company’s stock at $1.25 per share until May 9, 2007. These shares were purchased in 2002 and issued in March of 2003.

o

111 thousand shares of stock, purchased by a third party for $50 thousand. These shares were issued with 27 thousand warrants to purchase the Company’s stock at $1.25 per share until May 9, 2007. These shares were purchased in 2002 and issued in March of 2003.

o	2 thousand shares of stock were issued as consideration for services performed. These shares were valued at $2 thousand. These shares were earned in 2002 and issued in March of 2003.

All investors participating in private placements for cash were “accredited investors” within the meaning of Regulation D. In addition, we note that there are several categories of recipients of these shares. These include investors for cash, officers, directors, consultants, litigants and former shareholders of private companies acquired by Global Med. Global Med believes that these transactions complied in all respects with Section 4(2). Global Med believes that this conclusion is true even if the transactions occurring within each category are integrated with other transactions occurring within six months or one year of a given transaction.

     The following table details equity securities authorized for issuance as of December 31, 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan Category
Equity plans approved by the
shareholders
2001 Stock Option Plan	2,829,500	$ 0.59	7,170,500
Compensation Plan	0	$ 0.00	830,000
Equity plans not approved by the
shareholders
Stock Options	6,063,942	$ 0.83	293,500
Warrants	13,289,730	$ 0.48	0

Total	22,183,172	$ 0.60	8,294,000

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

GLOBAL MED TECHNOLOGIES, INC.
SELECTED HISTORICAL FINANCIAL AND OPERATING DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31
	2004	2003	2002	2001	2000
Revenues	$ 6,884	$ 6,514	$ 6,627	$ 6,224	$ 4,379
Cost of revenues	2,437	2,272	2,140	1,913	966

Gross profit	4,447	4,242	4,487	4,311	3,413
OPERATING EXPENSES:
General and administrative	2,434	2,057	1,945	2,529	2,766
Sales and marketing	1,597	1,442	1,426	1,545	1,417
Research and development	838	595	465	306	709
Depreciation and software amortization	160	451	635	851	827

Total operating expenses	5,029	4,545	4,471	5,231	5,719

Income (loss) from operations	(582)	(303)	16	(920)	(2,306)
OTHER INCOME (EXPENSES):
Interest income	51	86	15	25	16
Interest expense	(6)	(2)	(9)	(25)	(41)
Interest expense to related party	(229)	(532)	(472)	(453)	(577)
Financing costs to related party	--	(127)	(255)	(317)	(1,984)

Loss before income taxes	$ (766)	$ (878)	$ (705)	$(1,690)	$(4,892)
Provision for income taxes	--	--	--	--	--

Net loss	$ (766)	$ (878)	$ (705)	$(1,690)	$(4,892)
Preferred dividend, related party	(479)	--	--	--	--

Net loss attributable to common shareholders	$ (1,245)	$ (878)	$ (705)	$ (1,690)	$ (4,892)

Basic and diluted loss per common share	$ (0.05)	$ (0.04)	$ (0.03)	$ (0.07)	$ (0.36)

Weighted average number of common shares
outstanding	25,771	24,545	24,487	23,300	13,745

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$ 1,633	$ 983	$ 1,007	$ 677	$ 1,210
Working capital deficit	$ 1,452	$ 1,574	$ 827	$ 1,186	$ 1,025
Total assets	$ 3,916	$ 2,209	$ 3,050	$ 3,167	$ 4,348
Deferred revenue	$ 2,785	$ 1,389	$ 1,901	$ 2,114	$ 2,137
Long-term debt
including capital leases	$ 617	$ 4,029	$ 3,829	$ 3,838	$ 3,894
Stockholders’ deficit	$ (4,717)	$ (4,846)	$ (4,382)	$ (4,602)	$ (3,745)

Revenues for the years ended December 31, 2000 and December 31, 2001 varied significantly. From 2000 to 2001, the Company’s revenues increased approximately $1.845 million as a result of a significant increase in new customers, and the related software license and implementation fees. In addition, the Company’s existing customer base paid more in maintenance fees. In addition, for this same period, the company’s financing costs decreased dramatically, mainly as a result of decreased amortization of related party financing costs associated with the issuance of equity to a related party. See Item 7 for discussion of the periods from 2002 to 2004.

ITEM 7.    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Strategy

The Company’s business strategy for marketing and selling its products and services is two tiered:

1.	The first tier is comprised of direct selling to customers through the Company's internal sales force, and
2.	The second tier is focused on marketing and selling directly through agreements with companies ("Channel Partner Agreements") that are established in blood donor hospital markets.

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

Overview

Global Med Technologies, Inc. provides information management software products and services to the health care industry. Wyndgate operates as a division of Global Med Technologies, Inc. and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. The Company’s PeopleMed subsidiary offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s system uses the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims and medical records. PeopleMed earns revenues primarily by providing ongoing ASP services. PeopleMed’s revenues were not significant during 2004 or 2003.

The Company has two main products in its Wyndgate division: SafeTrace and SafeTrace Tx. SafeTrace is used by blood centers and hospitals to track blood donations. SafeTrace Tx is used primarily by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. Both products are designed to help the users comply with quality and safety standards of the U.S. Food and Drug Administration (“FDA”) for the collection and management of blood and blood products. The Company’s Wyndgate division earns revenues primarily through the sale of software licenses, implementation of the software systems sold, and by providing maintenance for the SafeTrace and SafeTrace Tx software systems. During the year ended December 31, 2004, the Wyndgate division accounted for approximately 97% of the Company’s revenues.

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

Entities that plan to purchase blood bank products primarily have two choices:

1.	Upgrade their current system with their existing vendor, or
2.	Select a replacement system from an alternative vendor.

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

Overall, the Company’s revenues and cost of revenues were relatively flat for the years ended December 31, 2002, 2003 and 2004. Revenues for this period ranged from $6.514 million to $6.884 million and cost of revenues ranged from $2.140 million to $2.437 million. For the years ended December 31, 2002, 2003 and 2004, the Company’s operating expenses were $4.471 million, $4.545 million, and $5.029 million, respectively. The additional operating expenses in 2004 were in general and administrative expenses and resulted mainly from increased legal expenses associated with litigation with a former employee.

For the years ended December 31, 2002, 2003 and 2004, the Company’s operations generated positive cash flows in the amount of $547 thousand, $24 thousand and $256 thousand, respectively. For 2005, the Company believes that its cash flows from the sale of SafeTrace and SafeTrace Tx to new customers, the current backlog of existing business, and any sales of equity will be sufficient to fund its operations through the remainder of fiscal year 2005. If the Company is unable to meet its sales projections and the resultant projected cash flows anticipated from those transactions or raise money through additional debt or equity offerings, the Company may be required to significantly reduce planned as well as existing levels of expenditures for all cost categories which includes, cost of sales, sales and marketing, research and development, and general and administrative. If the Company substantially reduces its planned or the existing levels of expenditures, this could significantly impact the Company’s future viability in the blood bank software market.

Management of the Company is focused on increasing its revenues and cash flows through direct sales efforts, increasing its marketing footprint through adding additional channel partners and strategic alliances, and developing new products and enhanced functionality to its existing product mix to make them more attractive to potential customers.

For the year ended December 31, 2004, the Company generated sales in the form of sold software license and implementation fees of approximately $5.8 million. Of the $5.8 million in sales, approximately $1.64 million was recognized into revenues and the remaining $4.16 million as December 31, 2004, became part of the Company’s backlog of business. The Company expects to recognize the vast majority of the unrecognized software license and implementation fees over a period of approximately 12 months from December 31, 2004. Of the $5.8 million sales value for the year ended December 31, 2004, approximately $892 thousand relates to contracts that are billed on an hourly basis for certain services. Therefore, the $892 thousand portion of the sales values could vary materially from the values provided above.

The Company billed out over $8.1 million to our customers during the year. Our cash inflows from operations for the year were over $7.98 million. In addition, the Company’s revenues were increasing at a double-digit rate in the third and fourth quarters of 2004 when compared with the preceding quarter. For the three months ended September 30, 2004, revenues increased 22.9% from the second quarter of 2004, and revenues for the fourth quarter ended December 31, 2004 increased 24.9% from the third quarter of 2004.

On October 8, 2004, the Company entered into a common stock purchase agreement (“Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), a Chicago based institutional investor, whereby Fusion Capital has agreed to purchase up to $8.0 million of common stock over a 32-month period. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month Global Med has the right to sell to Fusion Capital $12,500 of its common stock, per trading day, at a purchase price based upon the market price of Global Med’s common stock on the date of each sale without any fixed discount to the market price. The Purchase Agreement with Fusion Capital allows the Company to increase the amount of Fusion’s purchase of common stock beyond the $12.5 thousand amount under certain circumstances. For each $0.10 increase in the price of the Company’s common stock over $0.75, the Company will have the right, but not obligation, to increase the amount purchased by Fusion Capital by $2.5 thousand per day. The price of a share of Global Med’s common stock was $1.95 on March 1, 2005. Assuming the Company invoked its right to increase the daily amount of stock purchased by Fusion Capital to the maximum level, Fusion capital would be purchasing approximately $850 thousand worth of common stock per month, assuming twenty (20) trading days per month. At the Company’s sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock, within certain ranges, each month up to $8.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to Fusion Capital. Global Med also has the right to terminate the agreement at any time without any additional cost. Fusion Capital has agreed not to engage in any direct or indirect short selling or hedging of the common stock in any manner whatsoever. The Company filed a registration statement on Form S-1 on December 6, 2004 to register common shares for sale to Fusion Capital Fund II, LLC (“Fusion Capital”). The Form S-1 filed on December 6, 2004 is not yet effective. The Company plans on using the first $4 million in proceeds from Fusion Capital to redeem the Company’s $3.5 million in Series AA Convertible Redeemable Preferred Stock and payoff the outstanding $529 thousand in related party debt. Assuming the Company’s stock price remains at $1.95 per share, the Company believes it would be able to redeem its outstanding Series AA Preferred Stock and pay off the outstanding debt within approximately 5 months of the common shares being registered and sold under the terms of Purchase Agreement.

Balance Sheet Changes

As of December 31, 2003 and 2004, certain balance sheet account changes were significant. For example, net accounts receivable increased $445 thousand mainly as a result of billings during the year that resulted from increased sales activity. In addition, deferred revenue balance increased by $1.396 million from December 31, 2003 to December 31, 2004. The increases in deferred revenue were primarily due to additional billings during the year that resulted from increased sales activity. In addition, the increases were associated with the deferral of software license fee revenue associated with certain contracts due to the fact that the software required additional customization.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

RESULTS OF OPERATIONS

Revenues. Revenues are comprised of software sales, maintenance and usage fees revenues, implementation and consulting revenues, and the re-sale of hardware and software obtained from vendors.

Revenues increased $370 thousand, or 5.7% to $6.884 million for the year ended December 31, 2004 compared to $6.514 million for the year ended December 31, 2003. The increase in revenues was due primarily to a $571 thousand increase in license fees, a $428 thousand increase in usage fees, partially offset by a $292 thousand decrease in PeopleMed revenues. Of the $292 thousand decrease in PeopleMed revenues, $300 thousand of the decrease related to the loss of revenues from a significant customer when they terminated their agreement for the Company to provide services to them in December 2002. During 2003, PeopleMed recognized $300 thousand from the provisions of the termination agreement. Revenues from implementation and consulting services decreased $337 thousand for the year ended December 31, 2004 compared with the year ended December 31, 2003. This decrease was primarily the result of $500 thousand in revenues being recognized in during 2003 as part of a non-cash settlement agreement between the Company and one of its marketing partners whereby the Company was released from its obligation to perform additional services in accordance with the terms of prior agreements. See Note 1 in the consolidated financial statements for further discussion.

Cost of Revenues. Cost of revenues increased $165 thousand, or 7.3%, to $2.437 million for the year ended December 31, 2004, from $2.272 million for the year ended December 31, 2003. The increase was consistent with the increase in revenues.

The overall gross profit as a percentage of revenues was 64.6% and 65.1% for the years ended December 31, 2004 and 2003, respectively. The margins for 2003 were higher due to certain non-cash and non-recurring transactions as more fully discussed in note 1 to the financial statements.

General and Administrative. General and administrative expenses increased $377 thousand, or 18.3%, to $2.434 million for the year ended December 31, 2004 compared to $2.057 million for the year ended December 31, 2003. The increase in general and administrative expenses was primarily due to an increase in legal expenses of $127 thousand, primarily associated with the costs of the Company’s litigation with a former employee, an increase of $56 thousand associated with certain consulting activities, an increase in labor-related expenses of $43 thousand, and an increase of $39 thousand in accounting related costs, when comparing 2004 with 2003.

Sales and Marketing. Sales and marketing expenses increased 10.7% to $1.597 million for the year ended December 31, 2004 from $1.442 million for the years ended December 31, 2003. The increase is primarily due to the increased level of sales activity during 2004 that resulted in combined internal and external commission expense increasing by $191 thousand when comparing 2004 with 2003.

Research and Development. Research and development expenses increased by $243 thousand, or 40.8%, to $838 thousand for the year ended December 31, 2003 from $595 thousand for the year ended December 31, 2003. Research and development costs increased during the year ended December 31, 2004 primarily as a result of a $106 thousand increase in labor-related costs and a $91 thousand increase in consulting expenses for the year ended December 31, 2004 when compared with 2003.

Depreciation and Software Amortization. Depreciation and software amortization costs decreased by $291 thousand to $160 thousand from $451 thousand for the periods ended December 31, 2004 and 2003, respectively. The primary reason for the decrease was due to the $307 thousand decrease in software amortization costs for 2004 when compared to 2003. This decrease is the result of the capitalized development costs for SafeTrace Tx being fully amortized as of June 2003.

Interest Income. Interest income decreased $35 thousand to $51 thousand in 2004 from $86 thousand in 2003. The primarily reason for the increase was due to the removal of a valuation reserve in 2003 related to interest income that resulted in the Company recognizing $81 thousand in interest on the an outstanding note receivable in 2003 and $48 thousand in 2004.

Interest Expense. Interest expense decreased $299 thousand to $235 thousand for the year ended December 31, 2004 from $534 thousand for the year ended December 31, 2003. The decrease in interest expense was mainly due to the decrease in debt related to the conversion of $3.5 million of the $4.029 million in related party debt into convertible Preferred Stock Series AA. This occurred on April 14, 2004.

Financing Costs. For the years ended December 31, 2004 and 2003, the Company recognized $0 and $127 thousand, respectively, in financing costs expenses associated with certain financing agreements and the issuance of warrants to eBanker. The decrease in financing costs was due to amortization costs associated with the warrants issued July 1, 2001 related to the Financing Agreement with eBanker being completed in June of 2003.

Net Loss. The Company’s net loss during 2004 as compared to 2003 decreased $112 thousand. The decrease in the net loss is primarily associated with the increase in revenues, offset by higher operating expenses, and lower interest and financing costs.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

RESULTS OF OPERATIONS

Revenues. Revenues are comprised of software sales, maintenance and usage fees revenues, implementation and consulting revenues, and the re-sale of hardware and software obtained from vendors.

Revenues decreased $113 thousand, or 1.7% to $6.514 million for the year ended December 31, 2003 compared to $6.627 million for the year ended December 31, 2002. The change in revenues was primarily due to the $616 thousand decrease in PeopleMed revenues, $522 thousand of the decrease related to the loss of revenues from a significant customer when they terminated their agreement for the Company to provide services to them in December 2002. During 2003 and 2002, PeopleMed recognized $300 thousand and $500 thousand, respectively, from the provisions of the termination agreement. Revenues from implementation and consulting services decreased $249 thousand for the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease in 2003 was primarily attributable to a decrease in implementation revenues. This decrease was the result of fewer SafeTrace Tx customers being implemented in 2003 compared with 2002 and implementations being extended beyond their originally projected completion date. The decrease in implementation and consulting revenues was partially offset by $500 thousand related to a non-cash settlement agreement between the Company and one of its marketing partners whereby the Company was released from its obligation to perform additional services in accordance with the terms of prior agreements. See Note 1 in the consolidated financial statements for further discussion. The decrease in revenues were partially offset by a $511 thousand increase in license fees and a $241 thousand increase in usage fees. Of the $511 thousand increase in software license fees, $388 thousand related to non-cash consideration in the form of a reduction of liabilities the Company owed to a customer. See Note 1 of the consolidated financial statements for further discussion.

Cost of Revenues.   Cost of revenues increased $132 thousand or 6.2% to $2.272 million for for the year ended December 31, 2003, from $2.140 million for the year ended December 31, 2002. The increase was primarily associated with an increase in labor-related costs during 2003 when compared with 2002.

The overall gross profit as a percentage of revenues was 65.1% and 67.7% for the years ended December 31, 2003 and 2002, respectively.

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

Depreciation and Software Amortization. The decrease in depreciation and software amortization was primarily due the decrease in software amortization costs of $135 thousand to $344 thousand for the year ended December 31, 2003 when compared with $481 thousand for the comparable period in 2002. The primary reason for the decrease is due to the fact the Company had fully amortized the software development costs associated with SafeTrace Tx in June of 2003. The reduction in SafeTrace Tx amortization costs during 2003 was partially offset by an increase due to a one-time charge of $77 thousand associated with certain PeopleMed-related development protocols.

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

Quarterly Results of Operations

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2004 and 2003. In management’s opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K. During the year and three months ended December 31, 2004, the Company received $265 thousand in cash and recognized $145 thousand into revenues as a result of a termination agreement with a customer. The remaining $120 thousand reduced certain general and administrative expenses for the three months and year ended December 31, 2004. During the three months ended March 31 and June 30, 2003, the Company recognized $150 thousand in each of these quarters related to a termination fee associated with a significant PeopleMed customer. During the three months ended June 30, 2003, the Company recognized $388 thousand related to non-cash consideration in the form of a reduction of liabilities that the Company owed to a customer. In addition, during the three months ended June 30, 2003, the Company recognized $500 thousand related to non-cash settlements from one of its marketing partners whereby the Company was released from its obligation to perform services in accordance with the terms of prior agreements. See Note 1 of the consolidated financial statements for further discussion of these non-cash transactions. During the three months ended June 30, 2003, the Company had fully amortized the outstanding capitalized software development costs for SafeTrace Tx. During the three months ended December 31, 2003, the Company wrote down approximately $77 thousand in costs associated with capitalized software development for certain PeopleMed products. These costs related to the underlying protocols that could be used in PeopleMed’s software. The protocols were received in January of 2002 and as of December 31, 2003 had not been used incorporated into PeopleMed’s software, and the Company has no current plans to do so. This expense was included in software amortization during 2003.

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

(In thousands, except share and per share information)

	Quarters Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Revenues	$ 2,277	$ 1,794	$ 1,460	$ 1,353
Cost of revenues	666	587	621	563

Gross profit	1,611	1,207	839	790

Operating expenses:
General and administrative	606	644	580	604
Sales and marketing	526	377	386	308
Research and development	269	236	182	151
Depreciation and software amortization	46	41	36	37

Total operating expenses:	1,447	1,298	1,184	1,100

Income (loss) from operations	164	(91)	(345)	(310)
Interest income	13	13	13	12
Interest expense, including related Party	(24)	(21)	(40)	(150)

Income (loss) before income taxes	$ 153	$ (99)	$ (372)	$ (448)
Provision for income taxes	--	--	--	--

Net income (loss)	$ 153	$ (99)	$ (372)	$ (448)
Preferred dividends, related party	(131)	(159)	(189)	--

Net income attributable to common
shareholders	$ 22	$ (258)	$ (561)	$ (448)

Basic and Diluted loss per common share	$ 0.00	$ (0.01)	$ (0.02)	$ (0.02)

Weighted average number of common shares
outstanding:
Basic	26,773	26,116	25,626	24,552

Diluted	35,029	26,116	25,626	24,552

(In thousands, except share and per share information)

	Quarters Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Revenues	$ 1,417	$ 1,279	$ 2,291	$ 1,527
Cost of revenues	589	540	570	573

Gross profit	828	739	1,721	954

Operating expenses:
General and administrative	548	525	513	471
Sales and marketing	400	342	321	379
Research and development	166	150	156	123
Depreciation and software	122	40	145	144
amortization

Total operating expenses:	1,236	1,057	1,135	1,117

Income (loss) from operations	(408)	(318)	586	(163)
Interest income	82	--	2	2
Interest expense, including related	(151)	(150)	(112)	(121)
Party
Financing costs to related party	--	--	(63)	(64)

Income (loss) before income taxes	$ (477)	$ (468)	$ 413	$ (346)
Provision for income taxes	--	--	--	--

Net income (loss)	$ (477)	$ (468)	$ 413	$ (346)

Weighted average shares number of common
shares outstanding:
Basic	24,545	24,545	24,545	24,545

Diluted	24,545	24,545	25,326	24,545

Net income (loss) per share-basic and
Diluted	$ (0.02)	$ (0.02)	$ 0.02	$ (0.01)

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

A critical accounting policy is one that is both important to the portrayal of the Company’s financial condition or results of operations and requires significant judgment or a complex estimation process. The Company believes the following fit that definition:

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

For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and for software license updates and product support services, and is additionally measured by the renewal rate offered to the customer. We may modify our pricing practices in the future, which could result in changes in our vendor specific objective evidence of fair value for these undelivered elements. As a result, our future revenue recognition for multi-element arrangements could differ significantly from our historical results.

If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then new software license revenue is generally recognized together with the consulting services based on contract accounting using the percentage-of-completion method. Contract accounting is generally applied to arrangements when services include significant modification or customization of the software. Progress towards completion is generally measured based on hours incurred versus projected total hours.

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

Support agreements generally call for the Company to provide technical support and software updates, on a “when-and-if-available” basis to customers. Revenue on technical support and software update rights is recognized ratably over the term of the support agreement.

Revenues from the re-sale of hardware and software, obtained from vendors, is recognized at the time the hardware and software are delivered to customers.

PeopleMed has contracts that include fixed fee and per-member fees. The Company recognizes revenues from these contracts as services are provided.

Note Receivable Collectibility

The Company had outstanding notes receivable in the amount of $400 thousand and accrued interest receivable of approximately $129 thousand outstanding as of December 31, 2004. The Company lent money to the party to the notes receivable from 2001 to 2003. Consistent with the terms of the notes receivable, the Company has received no interest or principal payments and all accrued and unpaid interest and principal are due at various dates during 2006. The factors the Company considered in determining the collectibility of the notes receivable are as follows:

1.	Continued improvements in the party to the notes receivable financial status from December 31, 2003 to December 31, 2004,
2.	The Parties financial status as of December 31, 2004, and
3.	The Parties current and projected funding sources through the due date of the notes receivable.

All of the information above was unaudited and supplied by the party to the notes receivable. Based on the Company’s review of the information provided, the Company does not believe the outstanding notes receivable or the accrued interest are impaired as of December 31, 2004. If the party to the note receivable is unable to pay the note receivable or defaults on a material portion of payment of the note receivable, this could have material impact on the Company’s financials statements for the period in which the default or impairment is recognized.

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

Income Tax Valuation Allowance

On an annual basis, the management of the Company evaluates the realizability of the net deferred tax assets and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, management concluded that it is not more likely than not that the deferred tax assets would be realized. The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income in the period in which the temporary differences become deductible. The Company has established a full valuation allowance for deferred taxes due to the uncertainty that the deferred tax assets will be utilized.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1.633 million and $983 thousand as of December 31, 2004 and 2003, respectively. Additionally, the Company had a net working capital deficit of $1.452 million and $1.574 million as of December 31, 2004 and 2003, respectively.

As of December 31, 2004, the Company’s $529 thousand in related party financing was considered long-term debt. On April 14, 2004, GMIL and Global Med entered into an agreement to convert $3.5 million of the related party financing into preferred stock. This preferred stock is redeemable at the holder’s option at any time after March 1, 2006 and mandatorily convertible on March 1, 2009. The remaining $529 thousand in related party financing is due and payable on March 1, 2006. As part of the November 19, 2000 Loan Agreement, there exists a personal guarantee of Dr. Michael I. Ruxin, up to $650 thousand plus pro rata accrued interest. The personal guarantee is limited to certain of Dr. Ruxin’s assets and remains in full force and effect. The guarantee is limited by the Remaining Debt only. In consideration for the extension, Global Med agreed to pay GMCAL a fee of $287 thousand which includes the extension fee and all interest due for the period from July 1, 2003 to January 1, 2004. As of the date of this agreement, Global Med had paid the $287 thousand extension fee.

On April 14, 2004, the Company restructured its outstanding financing agreements with GMIL into debt and preferred stock. The terms of the debt and preferred stock require cash interest and dividend payments to be made on the following dates: March 1, June 1, September 1, and December 1. During 2005, the Company will be required to make interest payments of approximately $20 thousand March 1, June 1, September 1, and December 1, on each of the dates noted above. In addition, the Company will be required to make base dividend payments of approximately $184 thousand March 1, June 1, September 1, and December 1 as well as certain additional dividends payments related to 2004 that are expected to remain unpaid as of the end of that year. In the event that the Company is unable to make the mandatory dividend payments in a timely manner, the Company, at GMIL’s option, can pay for the dividends in common stock or preferred stock of the Company. Based on the Company’s projected cash flows for 2005, the payment of mandatory dividends represent a material use of available operating cash. If sufficient cash flows do not materialize, the Company may be required to reduce planned expenditures for sales and marketing and research and development. See Notes 2 and Note 11 of the consolidated financial statements for further discussion related to the debt and preferred stock.

The Company may require additional external financing through additional debt or equity in order to pay off the debt due in March of 2006 or the preferred stock if it is called by the holder in 2006.

It is expected that cash flows from the Company’s existing customer base, new sales, sales of common stock and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months excluding acquisitions or major new product development initiatives. Management anticipates that the cash, accounts receivable balances, recurring revenues, proceeds from the sale of common stock, and any future financing activities will be used to fund the Company’s anticipated research and development costs, sales and marketing efforts during the remainder of 2005 and for general working capital purposes. The Company continues to pursue financing alternatives through the issuance of additional equity or debt.

Net cash provided by operating activities was $256 thousand, $24 thousand, and $547 thousand during 2004, 2003 and 2002. The cash provided by operations of $256 thousand during 2004 consisted primarily of the net loss of $766 thousand, offset by non-cash charges of $179 thousand and changes in operating assets and liabilities of $843 thousand. During the years ended 2004, 2003, and 2002, the Company received $265 thousand, $350 thousand, and $450 thousand, respectively, in cash proceeds related to the termination of contracts with significant customers. See Note 1 of the consolidated financial statements for further discussion. During the years ended 2004 and 2003, the Company made cash interest payments of $259 thousand and $200 thousand to its parent Company. No related party interest payments were made during the year ended 2002.

Net cash used by investing activities was $77 thousand, and $48 thousand, and $458 thousand during 2004, 2003 and 2002, respectively. The Company invested $0, $19 thousand, and $122 thousand in capitalized software development during 2004, 2003, and 2002 respectively. For 2002, the Company provided $290 thousand to fund notes receivable to a related party. During 2003, the Company provided $30 thousand to this same entity that was no longer a related party.

The Company’s financing activities provided $471 thousand in 2004. There were no financing related activities during 2003 that provided or used cash. Net cash provided by financing activities was $241 during 2002. As of December 31, 2004, the Company had the following contractual obligations or unrecorded obligations:

Contractual Obligations

Expected Maturity Dates ($000s)

	2005	2006	2007	2008	2009
Related party financing	--	$529	--	--	--
Preferred Stock	--	*	*	*	$3,500
Operating leases	$207	$ 97	$ 5	--	--
Capital leases **	$ 26	$ 26	$26	$26	$ 17

* The Preferred Stock is callable by the holder on March 1, 2006 and mandatorily redeemable on March 1, 2009. As of December 31, 2003, the Preferred stock was classified as “INDEBTEDNESS DUE IN 2004, REFINANCED AS PREFERRED STOCK IN 2004, RELATED PARTY” in the consolidated financial statements because the outstanding debt was not converted to preferred stock until April 14, 2004. See Note 6 to the consolidated financial statements for further discussion. The related party financing is due and payable on March 1, 2006 and may not be repaid as long as the Series AA Preferred Stock is outstanding.

** Includes interest payments of $33 thousand.

The following table represents the projected cash outlays for interest and preferred dividends assuming the current levels of debt and preferred stock remain outstanding to maturity.

	Interest and Dividends ($000s)
	2005	2006	2007	2008	2009
Related party financing interest	$ 79	$ 20	--	--	--
Preferred Dividends	971	735	735	735	184

	$1,050	$755	$735	$735	$184

For 2005, the Company will be required to pay approximately $243 thousand in unpaid dividends accrued during 2004. As a result of the deferral of certain dividend payments, the Company will be required to pay a financing fee in the amount of approximately $26 thousand in 2005. This amount is reflected in the schedule above. See Note 6 of the consolidated financial statements for further discussion of preferred stock.

IMPACT OF INFLATION

Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our products, we do not anticipate that inflation will materially impact our costs of operation or the profitability of our products when marketed.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In December 2004 the FASB issued revised SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Global Med is currently required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, Global Med must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Global Med is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. Global Med has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004 the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Our adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

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

Sensitivity analyses were performed to determine how market rate changes would affect the fair value of our debt. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. A one-percentage point change in interest rates on our debt as of December 31, 2004 would change our annual pre-tax income annual results by approximately $38 thousand. The stated interest rate on the Company debt was 15%. Hypothetically, if the interest rate on this debt were subject to fluctuations with the market and the market interest rate was 16%, Global Med’s pre-tax income would decrease approximately $5 thousand per year. Conversely, if Global Med’s debt were subject to market fluctuations and the market interest rate was 14%, the Company’s pre-tax income would increase approximately $5 thousand. In addition, each subsequent increase or decrease in the interest rate of 1% would change pre-tax income by an additional $38 thousand.

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

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(A)    Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

(B)    Changes In Internal Controls Over Financial Reporting.

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

(C)   Internal Controls Over Financial Reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued hereunder, we will be required to include in our Annual Report on Form 10-K for the year ending December 31, 2006 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), will also be required to attest to and report on management’s assessment. The Company has not begun the necessary compliance work related to Section 404, and as a result we have not yet evaluated or tested our compliance with this Section. Although we believe that the controls and procedures that were in place for the year ended December 31, 2004 provide reasonable assurance the Company’s control objectives are being met, neither we nor our auditors have confirmed this objective as will be required under Section 404. As a result, there is the possibility that material deficiencies as defined in Section 404 could exist.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

The following sets forth certain information with respect to the officers and directors of the Company.

Name	Age	Position	Officer or Director Since
Michael I. Ruxin, M.D	59	Chairman of the Board and
		Chief Executive Officer and	1989
		Principal Financial Officer and Accounting Officer

Fai H. Chan	60	Director	1998
Robert H. Trapp	49	Director	1998
Kwok Jen Fong	55	Director	1998
Gary L. Cook	47	Director, Acting Principal
		Financial Officer and Treasurer
		through February 25, 2004	1998

Gerald F. Willman, Jr	47	Director and Senior Vice
		President of International
		Business Development for Wyndgate Technologies	1995

Tony T.W. Chan	30	Director	1999
Thomas F. Marcinek	51	President and Chief Operating
		Officer	1998
David T. Chen	69	Director	2002

China Credit has appointed five of the eight members of the Board of Directors of Global Med. The directors appointed by China Credit are Fai H. Chan, Kwok Jen Fong, Robert H. Trapp, Tony T. W. Chan, and Gary L. Cook. Fai H. Chan, Kwok Jen Fong and Tony T.W. Chan are also directors of China Credit.

The directors of Global Med are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of Global Med are elected by the Board of Directors and hold office until their successors are elected and qualified.

The following sets forth biographical information concerning Global Med’s directors and executive officers for at least the past five years. All of the following persons who are executive officers of Global Med are full time employees of Global Med.

Michael I. Ruxin, M.D., the founder of Global Med, has been an officer and director of Global Med since its incorporation in 1989 and is currently the Chairman and Chief Executive Officer of Global Med. Dr. Ruxin received a B.A. degree from the University of Pittsburgh and a M.D. degree from the University of Southern California. Dr. Ruxin is a licensed physician in California and Colorado.

Fai H. Chan has been a Director of Global Med since May 1998. From 1997-2002, he was a director and from 1998-2002 he was Chairman of the Board of Directors and President of eVision. Mr. Chan is the Managing Chairman of China Credit and has been a Director of China Credit since September 2, 1992. Mr. Chan was elected Managing Director of China Credit on May 1, 1995 and Chairman on June 3, 1995. Mr. Chan’s title in China Credit changed to Managing Chairman on August 25, 2003. China Credit’s primary business activities include investment holdings, securities investment, financing, issuance of credit cards and discount cards. Mr. Chan has been the Chairman of the Board of Directors of American Pacific Bank since 1988 and Executive Officer thereof between April 1991 and April 1993.

Robert H. Trapp has been a Director of Global Med since May 1998. He has been a Director of eVision since December 1997 and the Managing Director since February 1998. Mr. Trapp was a Director of China Credit from May 1995 to May 2001; a Director of Inter-Asia Equities, Inc., a merchant banking company, since February 1995 and the Secretary thereof since April 1994; Director, Secretary and Treasurer of Asia SuperNet Corporation, (formerly, Powers Technologies Inc.), which owns various industrial companies; and the Canadian operational manager of Pacific Concord Holding (Canada) Ltd. of Hong Kong, which operates in the consumer products industry, from July 1991 until November 1997.

Kwok Jen Fong has been a Director of Global Med since May 1998. Mr. Fong has been a Director of eVision since February 1998 and a Director of China Credit since May 1995. Mr. Fong has been a practicing solicitor in Singapore for at least the last seven years.

Gary L. Cook has been a Director of Global Med since 1998 and was the Acting Principal Financial Officer and Treasurer from October 2000 to February 25, 2004. In February of 2004, Mr. Cook replaced Dr. Ruxin as Chairman and member of the Audit Committee. From 1998 to June of 2002, he was Secretary, Treasurer and Chief Financial Officer of eVision and Treasurer of eBanker. From 1994 to 1996, Mr. Cook was self-employed as the principal of a small business. From 1982 to 1994, he worked for KPMG LLP responsible for all auditing services for several clients in various financial and other industries. Mr. Cook received a B.A. in Accounting from Brigham Young University in 1982 and is a member of the American Institute of Certified Public Accountants. Mr. Cook has been a Director of Cognigen Networks, Inc. since October 2002 and Chief Financial Officer since 2003.

Gerald F. Willman, Jr. has been a Director of and is now the Senior Vice President of International Business Development for Wyndgate Technologies. Mr. Willman has been a Vice President of the Wyndgate division since May 1995 and Chief Financial Officer from April through August 1998. Mr. Willman was director and then a Vice President of The Wyndgate Group, Ltd., from 1984 to 1995 and was responsible for the overall design and development of the products developed by The Wyndgate Group, Ltd., including research of new technologies. Prior to his employment at The Wyndgate Group, Ltd., he was employed as a development team leader at Systems Research, Inc. Mr. Willman received a B.S. degree from Hampden Sydney College and M.B.A. degree from National University.

Tony T.W. Chan has been a Director of Global Med since December 1999. Mr. Chan has been the Managing Director of China Credit since August 25, 2003 and Director of China Credit since January 17, 2000. Mr. Chan has been the Chief Operating Officer and Director of eVision since 1999, and its Chairman since 2002. From 1998 to April 1999, Mr. Chan worked as an Investment Banker for Commerzbank, Global Equities, Hong Kong, involved in the establishment of a new regional business center in Hong Kong. From 1996 to 1998, Mr. Chan worked for Peregrine Derivatives specializing in Asian equity financial products. Mr. Chan received a Bachelor of Commerce degree in Finance with honors from the University of British Columbia. Mr. Chan is also a director of American Pacific Bank and President and Director of eBanker.

Thomas F. Marcinek was elected as President and Chief Operating Officer in March 1998. From 1994 until joining Global Med, he was the President and owner of Prax Information Systems, Wantagh, New York, a practice management software consulting company. From 1990-1994, he was the President of the Data Technologies Group, a division of Henry Schein, Inc., Melville, New York. From 1985-1990, he was the Vice President of MIS for that same company.

David T. Chen has been a director of Global Med since March 13, 2002. Mr. Chen has been a Director, the Chief Executive Officer and President of American Pacific Bank, Portland, Oregon since 1993, and was a Director of eBanker USA.com, Inc. until January 2002. Mr. Chen received a B.A. in Public Administration from Taiwan National Chung-Hsin University in 1959, a M.A. in Political Science from the University of Oregon in 1966 and a B.A. in Math from the University of Washington in 1972.

Family Relationships

Mr. Tony T.W. Chan is the son of Mr. Fai H. Chan. Both are directors of Global Med.

Involvement In Certain Legal Proceedings

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. Mr. Jackson is currently a management employee of one of Global Med’s competitors. On October 13, 2004, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. The Company plans to appeal this decision. On November 5, 2004, Mediware Information Systems, Inc., Donnie L. Jackson, Jr.‘s current employer, filed a claim against the Company in the United States District Court for the Eastern District of California seeking recovery of legal costs in excess of $600,000. Global Med believes the claim is without merit and plans to vigorously defend against this lawsuit and does not believe this lawsuit will have a material impact on Global Med’s business.

Audit Committee

In February 2004, Gary Cook, a director of the Company and the former Acting Principal Financial Officer and Treasurer of the Company, replaced Michael I. Ruxin, the Company’s CEO and Chairman, as the Chairman of the Audit Committee. The remaining members of the Audit Committee are Robert H. Trapp and Kwok Jen Fong. The audit committee met once in 2003 and 2004. The Audit Committee also reviewed and approved in writing the filing of each Form 10-Q during 2004. Mr. Cook is considered financial expert. None of the Audit Committee’s members are considered independent.

Compliance With Section 16(a) Of The Exchange Act

Based on information provided to the Company, it is believed that all of the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock were in compliance with Section 16(a) of the Exchange Act of 1934 during the last fiscal year. During the year ended December 31, 2004, all of the Company’s directors, executive officers and Company’s common stock were in compliance with section 16(a) of the Exchange Act of 1934, except as follows: in June 2002, eBanker transferred its interest in Global Med to Global Med International Limited (“GMIL”).

Gary Cook failed to file a Form 4 with respect to one transaction, and was late in filing a Form 5 with respect to the same transaction; Online Credit Ltd. was late in filing a Form 4 with respect to one transaction; Futuristic Image Builder Limited, Heng Fung Finance Limited (and its subsidiaries and affiliates that beneficially own shares of the Company’s common stock), Robert Trapp, Tony Chan and Fai Chan each failed to file a Form 5.

Code of Ethics

The Company has a code of ethics that has been approved by the Board of Directors. The Code of Ethics was filed as an exhibit to the Company’s Form S-1 that was filed on December 6, 2004. The Code of Ethics was filed as Exhibit 10.72 to the Form S-1.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The  following table sets forth information regarding compensation paid to the Company’s CEO and the other executive officers of the Company who received in excess of $100 thousand of salary and bonus from the Company during the three years ended December 31, 2004:

	Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary	Bonuses ($)	Restricted Stock Awards	Options & SARs	All Other Compensation
Michael I. Ruxin,	2004	$ 275,711	--	--	--	$51,949	(1)
Chairman and CEO	2003	259,711	--	--	--	14,371	(2)
	2002	272,921	--	--	500,000	15,988	(3)
Thomas F. Marcinek,	2004	175,000	--	--	--	5,400	(4)
President and COO	2003	175,000	--	--	--	5,400	(4)
	2002	185,884	--	--	500,000	5,400	(4)
Gerald F. Willman, Jr	2004	110,385	--	--	--	--
Director and	2003	105,000	--	--	--	--
Senior Vice President	2002	105,000	--	--	500,000	--
of International Business
Development for
Wyndgate Technologies

(1)

Dr. Ruxin was issued Series BB Preferred Stock valued at $35,120. See Note 6 of the financial statements. Dr. Ruxin also received $5,912 per annum in life insurance premiums and an annual car allowance of $10,917.

(2)	Dr. Ruxin received $5,912 per annum in life insurance premiums and an annual car allowance of $8,459.
(3)	Dr. Ruxin received $5,912 per annum in life insurance premiums and an annual car allowance of $10,076.
(4)	Mr. Marcinek received a $5,400 per year car allowance during 2004, 2003, and 2002.

Stock Option Plans and Other Issuances

In the second quarter of 2001, Global Med adopted the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan provided for the issuance of options to purchase up to 15 million registered shares of common stock to employees, officers, directors and consultants of Global Med. Options may be granted as incentive stock options or as nonqualified stock options. Only employees of Global Med are eligible to receive Incentive Options. The 2001 Plan expires on December 28, 2010. In June 2003, the Board of Directors of Global Med approved a change in the 2001 Plan. The Board of Directors of Global Med authorized an amendment to the 2001 Plan reducing the number of common shares reserved and authorized for issuance by 5 million. Effective in June 2003, the total number of common shares approved for issuance under the 2001 Plan as authorized by the Board was reduced from 15 million to 10 million. Global Med filed an amendment to the existing S-8 registration statement for the 2001 Plan to effect this change on May 20, 2004. As of December 31, 2004, options to purchase 2.830 million shares of Global Med’s common stock at a weighted average exercise price of $0.59 per share were outstanding under the 2001 Plan, of which 1.265 million options to purchase shares were exercisable at December 31, 2004. Options granted under the Plan vest on a straight-line basis, based on schedules as determined by the Board of Directors upon grant and generally expire 10 years after grant. During the year ended December 31, 2004, Global Med issued 200 thousand stock options under the 2001 Plan.

In June 2003, Global Med’s Board of Directors approved the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan provides for the issuance of stock options exercisable to purchase up to 5 million shares of Global Med’s common stock to employees, officers, directors and consultants. The Board of Directors also approved the inclusion of options to purchase approximately 4.707 million shares under the 2003 Plan that were issued to such persons prior to the adoption of the 2003 Plan and lacked registration rights. Global Med filed an S-8 registration statement to register the 5 million shares issuable under the 2003 Plan on May 20, 2004. The range of the exercise prices of the 4.707 million options is $0.45 to $1.50 per share. The weighted- average exercise price of these options is $0.68 per share. As of December 31, 2004, there were 4.607 million options exercisable under the 2003 Plan.

The Second Amended and Restated Stock Option Plan (Plan) provides for the issuance of options to purchase up to 2.2 million registered shares of common stock to employees, officers, directors and consultants of Global Med. Options may be granted as incentive stock or as nonqualified stock options. Only employees of Global Med are eligible to receive Incentive Options. As of May 31, 2000, options could no longer be issued under this Plan. As of December 31, 2004, options to purchase 1.137 million shares of Global Med’s common stock at a weighted average exercise price of $1.19 per share were outstanding under the Plan, of which 1.137 million options to purchase shares were exercisable at December 31, 2004.

Global Med also periodically grants options to purchase shares of registered common stock. The shares underlying these options are not registered under the 1933 Act. As of December 31, 2004, there were outstanding options to purchase 220 thousand shares of common stock at a weighted-average exercise price of $2.08 per share through December 31, 2004, of which 212 thousand were exercisable at December 31, 2004.

In February of 2005, the Company’s Board of Directors approved documentation changes related to option grants to certain employees and a director that occurred in December of 1999 and June of 2000. The Board of Directors determined that the term of the options as originally granted, five years, was documented incorrectly and should have been ten years. This determination was based on the fact that the five year term was inconsistent with the Company’s defacto policies and practices at the time to grant ten year options to directors and employees. As the Company views this Board action as a correction of a documentation deficiency, the Company has no plans to recognize compensation expense associated with this documentation correction.

Option Grants Table

No options were granted to the Company’s Executive Officers during the years ended December 31, 2004 or 2003. The Company granted 1.150 million options to the Company’s Executive Officers during the year ended December 31, 2002. See “Other Arrangements”.

Name	Shares Acquired on Exercise	Realized	Number of Unexercised Options at Year-end Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at year-end ($) Exercisable/ Unexercisable (1)
Michael I. Ruxin	--	--	2,450,000 / 300,000	$1,008,000 /$147,000
Thomas F. Marcinek	--	--	1,200,000 / 300,000	513,000 / 147,000
Gerald F. Willman	--	--	210,000 / 90,000	77,400 / 44,100

No options were exercised during 2004 by the Company's executive officers.

(1)	Based on the closing bid price of the Company's Stock of $1.07 per share on December 31, 2004.

Long-Term Incentive Plan (“LTIP”) Awards Table

No long term incentive plan awards were granted by the Company to any of the executive officers or directors of the Company during the year ended December 31, 2004 with the exception of 100 thousand options to purchase the same number of common shares that were granted to David Chen, a director of the Company, in April 2004. These options vest over five years, have a 10-year term and have an exercise price of $0.45 per share.

Compensation Of Directors

Standard Arrangements. The Company pays the directors, who are not also employees of the Company, a fee of $500 for each board meeting they attend. The Company’s Board of Directors approved this compensation on April 1, 2004. The company also from time-to-time issues stock options to members of the Board of Directors.

Other Arrangements. During 2000, the Company also authorized the issuance of 35 thousand common shares to Gary Cook, a director, in his capacity as acting Principal Financial and Accounting Officer and Treasurer. Of the 35 thousand authorized shares, 28 thousand had been issued as of December 31, 2004. These shares will be issued at a rate of 7 thousand a year as they are earned. These shares were valued at $37 thousand, and $7 thousand in compensation expense was recognized during 2003 related to these shares. The Company compensates certain directors as discussed above and issued a director 100 thousand options during the year ended December 31, 2004. Gary Cook resigned as the acting Principal Financial Officer and Treasurer on February 25, 2004.

On November 1, 2002, the Company entered into an Employment Agreement with Dr. Ruxin for a period of five years commencing August 1, 2003 and ending August 1, 2008. Under the Employment Agreement and during 2004, Dr. Ruxin received a salary of $275 thousand per year and certain other fringe benefits. Dr. Ruxin’s salary shall be reviewed on an annual basis and if his performance is deemed satisfactory, he shall receive a minimum 7.5% cost of living increase, plus any other increase which may be determined from time to time at the discretion of the Company’s Board of Directors. In addition, Dr. Ruxin shall be eligible for a performance increase. Pursuant to Dr. Ruxin’s Employment Agreement, the Company authorized the issuance to Dr. Ruxin of 500 thousand total incentive stock options and nonqualified stock options to purchase an aggregate of 500 thousand shares of the Company’s common stock. The options shall become exercisable at the rate of 20% each year upon Dr. Ruxin’s completion of each year of employment with the Company beginning May 29, 2002. The stock option exercise price shall be $0.58, which is the closing price on the execution of Dr. Ruxin’s Employment Agreement. Following the termination of this Agreement by the Employer for any reason other than Cause, Death, or the temporary or permanent disability of Employee, the Employee shall be entitled to compensation and benefits for twenty-four (24) months following the date of termination or the remainder of the contract, whichever is less.

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

On November 4, 2002, the Company entered into an Employment Agreement with Thomas F. Marcinek for a period of five years commencing November 2, 2003 and ending November 2, 2008. Under the Employment Agreement and during 2004, Mr. Marcinek received a salary of $175 thousand per year and certain other fringe benefits. Mr. Marcinek’s salary shall be reviewed on an annual basis and if his performance is deemed satisfactory, he may receive a minimum 7.5% cost of living increase, plus any other increase which may be determined from time to time at the discretion of the Company’s Board of Directors. In addition, Mr. Marcinek shall be eligible for a performance increase. Following the termination of this Agreement by the Employer for any reason other than Cause, Death, or the temporary or permanent disability of Employee, the Employee shall be entitled to compensation and benefits for twenty-four (24) months following the date of termination or the remainder of the contract, whichever is less.

Pursuant to Mr. Marcinek’s Employment Agreement, the Company authorized the issuance to Mr. Marcinek of 500 thousand total incentive stock options and nonqualified stock options to purchase an aggregate of 500 thousand shares of the Company’s common stock. The options shall become exercisable at the rate of 20% each year upon Mr. Marcinek’s completion of each year of employment with the Company beginning May 29, 2002. The stock option exercise price shall be $0.58, which is the closing price on the execution of Mr. Marcinek’s Employment Agreement.

On October 31, 2002, the Company entered into an Employment Agreement with Mr. Willman for a period commencing July 1, 2004 and ending November 1, 2008. During 2004, Mr. Willman received a salary of approximately $110 thousand. ,Mr. Willman’s salary shall be reviewed on an annual basis and if his performance is deemed satisfactory, his salary may be increased at least in an amount equal to the cost of living increase for the prior year, providing that at least one other senior management’s salary (CEO or COO) is increased by a similar cost of living raise. In addition, Mr. Willman shall be eligible for a performance increase. Pursuant to Mr. Willman’s employment agreement, the Company authorized the issuance to Mr. Willman of 150 thousand incentive stock options to purchase an aggregate of 150,000 shares of the Company’s common stock. The options shall become exercisable at the rate of 20% each year upon Mr. Willman’s completion of each year of employment with the Company beginning May 29, 2002. The stock option price shall be $0.58, which was the closing price on October 31, 2002, the execution of Mr. Willman’s employment agreement. Mr. Willman may terminate his employment with the Company under the same circumstances as set forth in Dr. Ruxin’s employment agreement.

Following the termination of the agreement by the Company for any reason other than cause, death, or the temporary or permanent disability, Mr. Willman shall be entitled to compensation and benefits for nine (9) months following the date of termination or the remainder of the agreement, whichever is less.

During 1999, the Board of Directors approved bonuses for Ruxin and Marcinek in amounts of $50 thousand and $25 thousand respectively, payable when the Company has achieved positive cash flow from operations and subject to the approval of the Board of Directors. As of December 31, 2004, these bonuses have neither been approved for payment by the Board of Directors nor accrued on the Company’s financial statements.

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

On April 14, 2004, the Dr. Ruxin agreed to convert outstanding accrued vacation and accrued wages as of February 29, 2004, valued at approximately $284 thousand into approximately 675 thousand shares of Series BB Preferred Stock. See the accompanying financial statements for further discussion.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

China Credit currently beneficially holds 11.21 million shares (or approximately 47% of the voting rights, the voting rights calculation includes an additional 3.5 million Preferred Series AA shares with one voting right per share) of the Company. China Credit has appointed five of the eight members of the Board of Directors of the Company. The directors appointed by China Credit are Fai H. Chan, Kwok Jen Fong, Robert H. Trapp, Tony T. W. Chan, and Gary L. Cook. Fai H Chan, Kwok Jen Fong and Tony T.W. Chan are also directors of China Credit. In addition, China Credit and its subsidiaries/affiliates currently beneficially own warrants which may be exercised and/or converted into 12.186 million shares of the Company’s common stock. China Credit owns 100% of Heng Fung Singapore, which, in turn, owns 100% of Online Credit. China Credit, Online Credit and Heng Fung Singapore, collectively are significant shareholders of eVision. eVision owned 40% of the outstanding common stock of eBanker until November 2001 when it was transferred to Online Credit. Of the 12.186 million warrants beneficially owned by China Credit and subsidiaries, 1 million warrants are exercisable at $0.25 per share until April 14, 2008; 10.186 million warrants exercisable at $0.50 through July 1, 2011, and 1 million are exercisable at $0.25 per share until April 14, 2008. eVision owns 100% of the outstanding common stock of American Fronteer Financial Corporation (“AFFC”).

During 2001, the Company issued eBanker a total of 1.747 million unregistered shares of common stock of the Company in lieu of interest payments through July 1, 2003 on the $3.829 million note payable to eBanker.

Security Ownership of Beneficial Owners

The following table sets forth, as of January 31, 2005, the ownership of the Company’s common stock, based upon 27.665 million shares of common stock outstanding, by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) all persons known by the Company to beneficially own more than 5% of the Company’s common stock.

				Amount and Nature of Beneficial Ownership(2)
Name and Address	Position With Company	Shares of Common Stock		Percent of Common Stock Out- Standing	Shares Underlying Derivative Securities		Combined Shares of Common Stock and Shares Underlying Derivative Securities	Combined Percent of Common Stock
Michael I. Ruxin, M.D	Chairman of	980,148		3.5%	2,450,000	(3)	3,430,148	11.4%
12600 W. Colfax	the Board and
Suite C-420	Chief
Lakewood, CO 80215	Executive
	Officer and
	Director and
	Acting
	Principal
	Accounting and
	Financial
	Officer
Fai H. Chan (1)	Director	11,310,195	(4)	40.9%	20,113,430	(5)	31,423,625	65.8%
5/F Island Place Tower
510 King’s Road
North Point, Hong Kong
Gerald F. Willman, Jr	Director and	882,514	(6)	3.2%	222,000	(7)	1,101,514	4.0%
4925 Robert J. Mathews	Senior Vice
Parkway, Suite 100	President of
El Dorado Hills, CA 95762	International
	Business
	Development
	for Wyndgate
	Technologies
Thomas F. Marcinek	President and	20,500		0.1%	1,200,000	(9)	1,220,500	4.2%
4925 Robert J. Mathews	Chief
Parkway, Suite 100	Operating
El Dorado Hills, CA 95762	Officer
Kwok Jen Fong	Director	75,000		0.3%	75,000	(10)	150,000	0.5%
7 Tamasek Blvd
#43-03 Suntec
Tower One
Singapore 038987

				Amount and Nature of Beneficial Ownership(2)
Name and Address	Position With Company	Shares of Common Stock		Percent of Common Stock Out- Standing	Shares Underlying Derivative Securities		Combined Shares of Common Stock and Shares Underlying Derivative Securities	Combined Percent of Common Stock
Gary L. Cook	Director	35,000		0.3%	50,000	(11)	85,000	0.3%
12600 W. Colfax	Acting
Suite C-420	Principal
Lakewood, CO 80215	Financial and
	Accounting
	Officer and
	Treasurer
	through
	February 25,
	2004
Robert H. Trapp	Director	-0-		0.0%	50,000	(12)	50,000	0.2%
1888 Sherman Street
Suite 500
Denver, CO 80203
Kim Geist	Secretary	-0-		0.0%	35,000	(13)	35,000	0.1%
12600 W. Colfax
Suite C-420
Lakewood, CO 80215
Tony T.W. Chan (20)	Director	-0-		0.0%	50,000	(12)	50,000	0.2%
5/F Island Place Tower
510 King’s Road
North Point, Hong Kong
David T. Chen	Director	-0-		0.0%	-0-		20,000	0.1%
315 SW 5th Avenue,
Suite 201
Portland, OR 97204
All Directors and Executive		13,303,357		48.1%	24,265,430		37,568,787	72.3%
Officers as a group (10
persons)
China Credit Holdings	None	11,210,195	(15)	40.5%	19,963,430	(16)	31,173,625	66.5%
Limited
5/F Island Place Tower
510 King’s Road
North Point, Hong Kong
Global Med International	None	11,210,195	(15)	40.5%	18,963,430	(17)	30,173,625	64.7%
Limited
5/F Island Place Tower
510 King’s Road
North Point, Hong Kong
Futuristic Image Builder	None	3,050,000	(18)	11.0%	-0-		3,050,000	11.0%
Ltd.
34 Woodlands Industrial
Park E-1
Singapore 757747

     (1) Fai H. Chan is an officer, director and along with his wife an approximate 48% beneficial shareholder of China Credit and, therefore, is a beneficial owner of the shares beneficially owned by China Credit and its subsidiaries. Fong, Trapp, and Tony T. W. Chan are also officers, directors and/or shareholders of China Credit and/or certain of its subsidiaries; however, they disclaim beneficial ownership of the shares beneficially owned by China Credit and its subsidiaries. China Credit owns 100% of the outstanding common stock of Heng Fung Singapore. Heng Fung Singapore owns 100% of the outstanding common stock of Online Credit. China Credit and subsidiaries are also shareholders of eVision International, Inc. Mr. Chan directly owns 100,000 shares of the Company’s common stock. Online Credit, through a subsidiary GMCAL, holds (i) 11,210,195 shares of Global Med’s common stock; (ii) warrants to purchase 1,000,000 shares of Global Med’s Common Stock, exercisable at $0.25 per share until April 14, 2008; (iii) warrants to purchase 10,186,430 shares of Global Med’s common stock, exercisable at $0.50 through July 1, 2011. GMIL holds 3,500,000 shares of Series AA Preferred Stock convertible into 7,777,000 shares of Global Med’s common stock. eVision owns warrants to purchase 1,000,000 shares of Global Med’s common stock, exercisable at $0.25 per share until April 14, 2008.

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

          (3) Does not include 300,000 shares underlying options which are not exercisable within 60 days of the date hereof.

          (4) Mr. Chan directly owns 100,000 common shares. Includes 11,210,195 shares held by a subsidiary of China Credit, of which Mr. Chan is an officer, director and shareholder.

          (5) Includes the following shares underlying derivative securities owned by subsidiaries of China Credit, of which Mr. Chan is an officer, director and, along with his wife, an approximate 48% beneficial shareholder: (i) 11,186,430 shares underlying warrants owned by GMCAL; (ii) 1,000,000 shares underlying warrants owned by eVision, and (iii) 7,777,00 shares underlying 3,500,000 shares of Series AA Preferred Stock owned by GMIL. Also includes 150,000 shares underlying options issued to Mr. Chan for services as a director of the Company.

          (6) Includes 346,481 shares owned by Lori J. Willman, the spouse of Mr. Willman.

          (7) Includes 210,000 shares underlying options owned by Mr. Willman and 6,000 shares underlying options owned by Lori J. Willman, the spouse of Mr. Willman. Does not include 90,000 shares underlying options owned by Mr. Willman and 4,000 shares underlying options owned by Mrs. Willman which are not exercisable within 60 days of the date hereof. Mr. Willman has granted individual options to certain employees of Wyndgate Technologies to purchase all or any part of 109,434 of his shares of the Company, exercisable until September 21, 2005.

          (8) Not used.

          (9) Includes 1,200,000 shares underlying options. Does not include 300,000 options which are not exercisable within 60 days of the date of January 31, 2005.

          (10) Includes 75,000 shares underlying options.

          (11) Includes 50,000 shares underlying options.

          (12) Includes 50,000 shares underlying options.

          (13) Includes 35,000 shares underlying options. Does not include 10,000 shares underlying options which are not exercisable within 60 days of the date of January 31, 2005.

          (14) Not Used

          (15) Includes the 11,210,195 shares owned by GMCAL.

          (16) Includes the following shares underlying derivative securities owned by subsidiaries of China Credit, of which Mr. Chan is an officer, director and, along with his wife, an approximate 48% beneficial shareholder: (i) 11,186,430 shares underlying warrants owned by GMCAL; (ii) 7,777,000 shares underlying 3,500,000 shares of Series AA Preferred Stock owned by GMIL; and (iii) 1,000,000 shares underlying warrants owned by eVision.

          (17) Includes 11,186,430 shares underlying warrants and 7,777,000 shares underlying 3,500,000 shares of Series AA preferred stock.

          (18) Fai Chan is a director of Futuristic Image Builder Ltd. However, Mr. Chan disclaims any beneficial ownership of these shares.

          (19) Does not include 80,000 shares underlying options that are not exercisable within 60 days.

          (20) Tony T.W. Chan is a director of Futuristic Image Builder Ltd. However, Mr. Chan disclaims any beneficial ownership of these shares.

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

During 2004, 2003 and 2002, eVision provided the Company with various accounting services. The Company recognized $21 thousand, $48 thousand, and $52 thousand in general and administrative expenses related to these services. During 2004, 2003, and 2002, the Company incurred $229 thousand, $508 thousand, and $460 thousand, respectively, in interest charges from debt originally financed by eBanker, and subsequently transferred to GMCAL and then GMIL. eBanker, GMCAL, and GMIL are entities that are controlled by China Credit. Global Med International Holdings Limited (“GMIHL”) is a subsidiary of eBanker. The Company incurred $0, $24 and $12 thousand in interest charges from GMIHL during 2004 and 2003,and 2002, respectively.

See also ITEM 1 “FINANCING AGREEMENTS WITH RELATED PARTIES.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional services rendered by Ehrhardt Keefe Steiner & Hottman P.C. for the audit of the Company’s consolidated financial statements as of and for the years ended December 31, 2004 and 2003 and fees billed for other services rendered by Ehrhardt Keefe Steiner & Hottman PC during those periods.

	Years Ended	December 31, 2003
	2004	2003
Audit Fees	$60,700	$58,514
Audit related fees (1)	$40,900	$13,302
Tax Fees (2)	$18,450	$15,000

(1)

Audit related fees are for assurance related services. The primary component of these fees was research activity with respect to certain accounting issues in 2004 and 2003. In 2004, the fees consisted of research activity with respect to certain accounting issues as well as fees related to the work performed on the Company’s Form S-1 and Forms S-8.

(2)

Tax fees in 2003 primarily related to advice and assistance with respect to tax compliance matters. As of December 31, 2003, the Company had not yet filed its 2003 returns and minimal work had been done to date on these returns as of December 31, 2003. The Company accrued approximately $15 thousand as of December 31, 2003 in its balance sheet for performance of these services for the tax return for the year ended December 31, 2003. The Company was billed approximately $18 thousand in 2004 for work done on the preparation of the 2003 tax returns. The Company has accrued approximately $18 thousand in its balance sheet as of December 31. 2004 for the performance of the 2004 tax returns.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)   Exhibits.

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Schedule II

Global Med Technologies, Inc. Valuation and Qualifying Accounts

	For the Fiscal Year Ended December 31
	2004	2003	2002
Allowance for doubtful accounts-accounts
receivable and accrued revenues
Balance, beginning of period	125	160	257
(Reversal) addition of bad debt provision	(12)	(35)	24
Deductions, net of recoveries	--	--	(121)

Balance, end of period	113	125	160

(b)   Current Reports on Form 8-K:

A Current Report on Form 8-K was filed October 12, 2004 announcing that the Company entered into a common stock purchase agreement to sell Fusion Capital Fund II, LLC up to $8 million of newly issued Global common stock.

A Current Report on Form 8-K/A was filed October 13, 2004 amending certain disclosures in the October 12, 2004 Form 8-K.

A Current Report on Form 8-K was filed October 29, 2004 announcing the Company’s financial statement results for the period ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC. A Colorado Corporation

Date: March 1, 2005

By: /s/ Michael I. Ruxin Michael I. Ruxin, Chairman of the Board and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Date: March 1, 2005

By: /s/ Michael I. Ruxin Michael I. Ruxin, Chairman of the Board and Chief Executive Officer and Director and Acting Principal Accounting and Financial Officer

Date: March 1, 2005

By: /s/ Thomas F. Marcinek Thomas F. Marcinek, President and Chief Operating Officer

Date: March 2, 2005

By: /s/ Gary L. Cook Gary L. Cook, Director

Date: March 1, 2005

By: /s/ Gerald F. Willman, Jr. Gerald F. Willman, Jr., Director and Senior Vice President of International Business Development for Wyndgate Technologies

Date: March 1, 2005

By: /s/ Fai H. Chan Fai H. Chan, Director

Date: March 2, 2005

By: /s/ Robert H. Trapp Robert H. Trapp, Director

Date: February 25, 2005

By: /s/ Kwok Jen Fong Kwok Jen Fong, Director

Date: March 1, 2005

By: /s/ Tony T.W. Chan Tony T.W. Chan, Director

Date: March 2, 2005

By: /s/ David T. Chen David T. Chen

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS

TO

FORM 10-K

GLOBAL MED TECHNOLOGIES, INC.

and SUBSIDIARY

EXHIBIT INDEX

    Exhibit
    Number                                                     DESCRIPTION

3.1	Amended and Restated Articles of Incorporation, filed June 2, 1995 (1)

3.2	Articles of Amendment to the Articles of Incorporation, filed March 5, 1996 (1)

3.3	Articles of Amendment to the Articles of Incorporation, filed May 30, 1996 (1)

3.4	Bylaws, as amended (1)

3.5	Amended and Restated Articles of Incorporation, dated April 16, 2001 (10)

4.1	Form of Representative’s Warrants to Purchase Units (1)

4.2	Form of Class A common stock Purchase Warrant Certificate (1)

4.3	Specimen copy of stock certificate for common stock, $.01 par value (1)

10.1	Lease Agreement, dated April 15, 1992, and Lease Addendums, dated April 8, 1992 and October 21, 1994 (1)

10.2	Lease Agreement, dated July 19, 1995, and Lease Addendum (1)

10.3	Employment Agreement, dated May 24, 1995, between the Company and Michael I. Ruxin, as amended July 8, 1995, August 1, 1995, September 21, 1995 and July 15, 1996 (1)

10.4	Employment Agreement, dated May 24, 1995, between the Company and William J. Collard, as amended July 22, 1996 (1)

10.5	Employment Agreement, dated June 28, 1995, between the Company and Joseph F. Dudziak (1)

10.6	Employment Agreement, dated February 8, 1996, between the Company and L.E. “Gene” Mundt (1)

10.7	Amended and Restated Stock Option Plan, as amended on May 5, 1995, May 29, 1996 and December 11, 1996 (1) 10.7(A) Amendment dated March 31, 1997, to the Amended and Restated Stock Option Plan. (2)

10.8	Voting Agreement, dated May 23, 1995 (1)

10.9

Shareholders’ Agreement dated August 16, 1991, as amended on May 5, 1995 September 1996, June 24, 1996, July 25, 1996, Consent and Waiver, dated July 12, 1996, and Rescission of Shareholder’s Agreement, dated June 22, 1996 (1)

10.10	Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.11	Form of Drug Testing Service Contract (1)

10.12	Form Form of License Agreements (1)

10.13	Warrant Agreement, dated February 11, 1997, between Global Med and American Securities Transfer & Trust, Inc. (1)

10.14	Exclusivity and Software Development Agreement, dated November 14, 1996, between and among Global Med and Ortho Diagnostic Systems Inc. (1)

10.15	Amendment, dated November 14, 1996, to Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.16	Amendment, dated January 14, 1997, to Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.17	Interim Management Agreement, dated July 7, 1997, between the Company and National Medical Review Offices, Inc. (1)

10.18	Asset Purchase Agreement, dated August 18, 1997, between the Company and National Medical Review Offices, Inc. (1)

10.19	Third Amendment to Exclusivity and Software Development Agreement, dated September 17, 1997 between Global Med and Ortho Diagnostic Systems, Inc. (1)

10.20	Second Amended and Restated Stock Option Plan, as amended October 3, 1997 and December 2, 1997 (3)

10.21	Form Fourth Amendment to Exclusivity and Software Development Agreement, dated December 22, 1997 between Global Med and Ortho Diagnostic Systems, Inc. (4)

10.22	Development Agreement, dated July 12, 1996 between Global Med and The Institute for Transfusion Medicine, dated July 12, 1996, as amended January 12, 1998 (4)

10.23	Loan Commitment, dated April 14, 1998, between Heng Fung Finance Company Limited and the Company, as amended on April 16, 1998 (4)

10.24	Loan Commitment, dated April 14, 1998, between Fronteer Capital, Inc. and the Company, as amended on April 16, 1998 (4)

10.25	Amendment to Loan Commitment, dated April 16, 1998, between Heng Fung Finance Company Limited and the Company (4)

10.26	Amendment to Loan Commitment, dated April 16, 1998, between Fronteer Capital, Inc. and the Company (4)

10.27	Second Amendment to Loan Commitments, dated April 20, 1998 between the Company, Heng Fung Finance Company Limited and Fronteer Capital, Inc. (4)

10.28	Employment Agreement, dated August 1, 1998, between the Company and Michael I. Ruxin (5)

10.29	Form Employment Agreement, dated August 1, 1998, between the Company and Alan K. Geddes (5)

10.31	Form Consultancy Agreement, dated August 1, 1998, between the Company and Jeffrey M. Busch, Esq. (5)

10.32	Form 10.32 Warrant to Purchase Common Shares dated April 20, 1998, issued by the Company to Heng Fung Finance Company Limited (5)

10.33	Warrant to Purchase Common Shares dated April 20, 1998, issued by the Company to Fronteer Capital, Inc.(5)

10.34	Warrant Loan Agreement, dated August 12, 1998, between the Company and Heng Fung Finance Company Limited (5)

10.35	Loan Agreement, dated August 12, 1998, between the Company and Fronteer Capital, Inc. (5)

10.36	Warrant Personal Guaranty, dated August 12, 1998, by Michael I. Ruxin, M.D. as Guarantor, the Company as Debtor and Fronteer Capital, Inc. as Beneficiary (5)

10.37	Assignment, Assumption and Consent Agreement, dated September 28, 1998, by the Company, Michael I. Ruxin, M.D., Fronteer Capital Inc. and Fronteer Development Finance, Inc. (5)

10.38	Loan and Warrant Purchase and Sale Agreement, dated October 7, 1998, between the Company, Heng Fung Finance Company Limited and Fronteer Development Finance (5)

10.39	Promissory Note, dated October 30, 1998, by the Company as Maker and Fronteer Development Finance as the Holder (5)

10.40	Warrant to Purchase Common Shares, dated October 30, 1998, issued by the Company to Fronteer Development Finance Inc. (5)

10.41	Promissory Note, dated October 26, 1998, by the Company as Maker and Fronteer Development Finance, Inc. as the Holder (5)

10.42	Promissory Note, dated October 26, 1998, by the Company as the Maker and Heng Fung Finance Company Limited as the Holder (5)

10.43	Warrant to Purchase Common Shares, dated October 26, 1998, issued by the Company to Fronteer Development Finance, Inc. (5)

10.44	Warrant to Purchase Common Shares, dated October 26, 1998, issued by the Company to Heng Fung Finance Company Limited (5)

10.45	Employment Agreement, dated February 1, 1999, between the Company and James Flynt (6)

10.46	Employment Bridge Loan Agreement, dated March 18, 1999, between the Company and eBanker USA.Com, Inc. (6)

10.47	Employment First Amendment to Loan Agreement among the Company, Michael I. Ruxin, M.D., eBanker USA.Com, Inc. and Heng Fung Finance Company Limited, dated March 18, 1999 (6)

10.48	Office Lease between the Company and Golden Hill Partnership, dated January 11, 1999 (6)

10.49	Standard Industrial/Commercial Multi-Tenant Lease between the Company and James W. Cameron, Jr., dated February 8, 1999 (6)

10.50	Settlement Agreement and Release of All Claims between the Company and William J. Collard and Hollis Gailey, dated December 22, 1998 (6)

10.51	Bridge Loan Agreement, dated April 13, 1999, between the Company and Heng Fung Finance Company Limited (7)

10.52	Revised Bridge Loan Agreement, dated May 7, 1999, between the Company and eBanker USA.com, Inc. (7)

10.53	Loan Agreement dated April 12, 2000 between the Company and eBanker (8)

10.54	Loan Agreement dated April 14, 2000 between the Company and eBanker (8)

10.55	Loan extension dated April 14, 2000 between the Company and eBanker (8)

10.56	Revised Loan Agreement dated November 19, 2000 between the Company and eBanker (9)

10.57	Interest payment option dated March 21, 2001 between the Company and eBanker (9)

10.58	2001 Stock Option Plan (11)

10.59	Amended and Restated 1997 Stock Compensation Plan (12)

10.60	Employment Agreement, executed October 31, 2002, between the Company and Gerald F. Willman Jr, effective July 1, 2004 and ending November 1, 2008 (13)

10.61	Employment Agreement, executed November 1, 2002, between the Company and Michael I. Ruxin, effective August 1, 2003 and ending August 1, 2008 (13)

10.62	Employment Agreement, executed October 31, 2002, between the Company and Tim Pellegrini, effective April 1, 2004 and ending November 1, 2008 (13)

10.63	Employment Agreement, executed October 31, 2002, between the Company and Miklos Csore, effective November 1, 2003 and ending November 1, 2008 (13)

10.64	Employment Agreement, executed November 4, 2002, between the Company and Thomas F. Marcinek, effective November 2, 2003 and ending November 2, 2008 (13)

10.65	Termination Agreement, executed December 19, 2002, between the Company and a significant customer. (14)

10.66	Amendment to the Loan Restructuring and Restatement Agreement. (14)

10.67	Fourth Amendment to the Loan Restructuring and Restatement Agreement.

10.68	GlobaL Med Technologies, Inc. 2003 Stock Option Plan. 10.69 Articles of Amendment to Articles of Incorporation – Preferred Stock (16)

10.70	Common Stock Purchase Agreement, dated October 8, 2004 by and between the Company and Fusion Capital Fund II, LLC (17)

10.71	Form of Company Resolution Approving the Registration Statement dated September 28, 2004 (17)

10.72	Code of Ethics and Conduct for Global Med Technologies, Inc. (18)

10.73	Value Ventures Agreement (18)

21	Subsidiaries of the Company

23	Consent of Independent Auditors - Ehrhardt Keefe Steiner & Hottman PC

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Acting Chief Financial Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99

Proxy and Right of First Refusal Agreement, dated November 14, 1996, between and among Ortho Diagnostic Systems Inc. and Michael I. Ruxin, William J. Collard, Gerald F. Willman, Jr., Lori J. Willman, Timothy Pellegrini and Gordon Segal (1)

(1)  The documents identified are incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 333-11723).

(2)  Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-28155).

(3)  Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-45031).

(4)  Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997.

(5)  Incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 333-52761).

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

(10)  Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A dated March 15, 2001.

(11)  Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-60674)

(12)  Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-60672)

(13)  Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2002.

(14)  Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2002.

(15)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2003.

(16)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 2004.

(17)	Incorporated by reference from the Company’s Form 8-K filed on October 12, 2004.

(18)	The documents identified are incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-121030).

Report of Independent Registered Public Accounting Firm

Board of Directors
Global Med Technologies, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Global Med Technologies, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the three years ended December 31, 2004, 2003, and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Med Technologies, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the three years ended December 31, 2004, 2003 and 2002 in conformity with U.S. generally accepted accounting principles.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado
February 4, 2005

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 1,633	983
Accounts receivable-trade, net of allowance for uncollectible accounts
of $107 and $95, in 2004 and 2003, respectively	731	286
Accrued revenues, net of allowance for uncollectible accounts of
$6 and $30, in 2004 and 2003, respectively	188	72
Prepaid expenses and other assets	533	97

Total current assets	3,085	1,438
EQUIPMENT, FURNITURE AND FIXTURES, AT COST:
Furniture and fixtures	393	393
Machinery and equipment	405	305
Computer hardware and software	1,855	1,783

	2,653	2,481
Less accumulated depreciation and amortization	(2,366)	(2,243)

Net equipment, furniture and fixtures	287	238
CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
net of accumulated amortization of $3,247 and $3,210,
Respectively	15	52
NOTES RECEIVABLE, and accrued interest	529	481

Total assets	$ 3,916	2,209

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 122	304
Accrued expenses	862	623
Accrued payroll	163	174
Accrued compensated absences	313	501
Noncompete accrual	35	35
Deferred revenue	2,785	1,375
Capital lease obligation, current portion	14	--
Accrued dividend, related party	243	--

Total current liabilities	4,537	3,012
DEFERRED REVENUE, less current portion	--	14
CAPITAL LEASE OBLIGATION, less current portion	74	--
FINANCING AGREEMENTS, RELATED PARTY	529	529
INDEBTEDNESS DUE IN 2004, REFINANCED AS
PREFERRED STOCK IN 2004, RELATED PARTY	--	3,500

Total liabilities	5,140	7,055

COMMITMENTS AND CONTINGENCIES (Notes 2, 5 and 9)
Convertible redeemable Preferred Stock Series AA, $.01 par
value: Authorized shares - 3,500; 3,500 issued and outstanding
(liquidation preference of $3,500)	3,493	--
STOCKHOLDERS’ DEFICIT:
Convertible Preferred Stock Series A, $.01 par value:
Authorized shares – 100, none issued or outstanding	--	--
Convertible Preferred Stock Series BB, $.01 par value:
Authorized shares - 675; none outstanding	--	--
Preferred stock, $.01 par value: Authorized shares - 5,725;
none issued or outstanding	--	--
Common stock, $.01 par value: Authorized shares - 90,000;
issued and outstanding shares- 27,465 and 24,545 at
December 31, 2004 and 2003, respectively	275	245
Additional paid-in capital	35,975	34,631
Accumulated deficit	(40,967)	(39,722)

Total stockholders’ deficit	(4,717)	(4,846)

Total liabilities and stockholders’ deficit	$ 3,916	2,209

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Year Ended December 31
	2004	2003	2002
Revenues	$ 6,884	$ 6,514	$ 6,627
Cost of revenues	2,437	2,272	2,140

Gross profit	4,447	4,242	4,487

OPERATING EXPENSES:
General and administrative	2,434	2,057	1,945
Sales and marketing	1,597	1,442	1,426
Research and development	838	595	465
Depreciation and software amortization	160	451	635

Total operating expenses	5,029	4,545	4,471

Income (loss) from operations	(582)	(303)	16
OTHER INCOME (EXPENSES):
Interest income	51	86	15
Interest expense	(6)	(2)	(9)
Interest expense to related party	(229)	(532)	(472)
Financing costs to related party	--	(127)	(255)

Loss before taxes	$ (766)	$ (878)	$ (705)
Provision for income taxes	--	--	--

Net loss	$ (766)	$ (878)	$ (705)
Preferred dividend, related party	(479)	--	--

Net loss attributable to common
shareholders	$(1,245)	$ (878)	$ (705)

Basic and diluted loss per common share	$ (0.05)	$ (0.04)	$ (0.03)

Weighted average number of common shares
Outstanding: basic and diluted	25,771	24,545	24,487

     See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock	Additional Paid-in	Warrants and Interest, parent	Stock options issued for prepaid	Accumulated
	Shares	Amount	Capital	Company	services	Deficit	Total
Balances, December 31, 2001	24,256	$243	$34,357	$(1,063)	--	$(38,139)	$(4,602)
Prepaid interest to parent company (see note 2)	--	--	--	460	--	--	460
Amortization of warrants issued for
financing costs (see note 2)	--	--	--	255	--	--	255
Stock options issued for prepaid services	--	--	48	--	(34)	--	14
Issuance of common shares for cash, net of
offering costs (see note 6)	222	2	95	--	--	--	97
Issuance of options to consultants	--	--	13	--	--	--	13
Issuance of common shares for services	3	--	2	--	--	--	2
Issuance of common shares for
intellectual property	50	--	52	--	--	--	52
Issuance of PeopleMed common stock for
intellectual property	--	--	25	--	--	--	25
Issuance of common shares for services, related
party (see note 6)	7	--	7	--	--	--	7
Net loss	--	--	--	--	--	(705)	(705)

Balances, December 31, 2002	24,538	$245	$34,599	$ (348)	$(34)	$(38,844)	$(4,382)

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock	Additional Paid-in	Warrants and Interest, parent	Stock options issued for prepaid	Accumulated
	Shares	Amount	Capital	Company	services	Deficit	Total
Balances, December 31, 2002	24,538	$245	$34,599	$(348)	$(34)	$(38,844)	$(4,382)
Prepaid interest to parent company	--	--	--	221	--	--	221
(see note 2 )
eBanker warrants (see notes 3 and 5)	--	--	--	127	--	--	127
Stock options issued for prepaid
services	--	--	--	--	34	--	34
Issuance of common shares for services,
related party (see note 5)	7	--	7	--	--	--	7
Issuance of options to consultants	--	--	25	--	--	--	25
Net loss	--	--	--	--	--	(878)	(878)

Balances, December 31, 2003	24,545	$245	$34,631	--	--	$(39,722)	$(4,846)

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock	Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balances, December 31, 2003	24,545	$245	$34,631	$(39,722)	$(4,846)
Issuance of Series BB Preferred Stock,
conversion to common shares
related party (see note 6)	675	7	277	--	284
Issuance of common shares for cash, net
of issuance costs of $61 thousand (see
note 6)	1,525	16	533	--	549
Issuance of options	--	--	10	--	10
Issuance of common shares for services,
related party (see note 6)	7	--	7	--	7
Dividends on Series AA Preferred Stock,
related party	--	--	77	(451)	(374)
Dividend on Series BB Preferred Stock,
related party (see note 6)	--	--	28	(28)	--
Issuance of common shares for entering
into a stock purchase agreement (see
note 6)	537	5	304	--	309
Exercise of warrants and options (see note
6)	150	2	65	--	67
Issuance of common shares for services	26	--	14	--	14
Issuance of warrants associated with
common stock purchase agreement	--	--	29	--	29
Net loss	--	--	--	(766)	(766)

Balances, December 31, 2004	27,465	$275	$35,975	$(40,967)	$(4,717)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (766)	$(878)	$(705)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	123	107	154
Amortization of software development costs	37	344	481
Amortization of financing costs, related party	--	127	255
Issuance of common stock for payment of interest, related party	--	221	460
Amortization of discount on note payable, related party	--	12	12
Issuance of common stock, options and warrants
For services and other	31	66	36
Bad debt expense, (credit)	(12)	(35)	24
Non-cash settlements	--	(924)	--
Changes in operating assets and liabilities:
Accounts receivable-trade	(457)	351	106
Accrued revenues	(92)	159	241
Prepaid expenses and other assets	(98)	20	(24)
Notes receivable, accrued interest	(48)	(81)	--
Accounts payable	(182)	127	(85)
Accrued expenses	239	(50)	(156)
Accrued payroll	49	12	(53)
Accrued compensated absences	36	34	38
Deferred revenue	1,396	412	(237)

Net cash provided by operating activities	256	24	547

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(77)	(59)	(195)
Notes receivable, related party	--	--	(290)
Issuances of notes receivable	--	(30)	--
Funded software development	--	--	149
Maturities of investments	--	60	--
Increase in capitalized software development costs	--	(19)	(122)

Net cash used in investing activities	(77)	(48)	(458)

See accompanying notes to the consolidated financial statements

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	$ --	$ --	$ 200
Exercise of options and warrants for cash	67	--	--
Dividend payments Series AA Preferred Stock, related party	(131)	--	--
Principal payments under capital lease obligations	(7)	--	(56)
Issuance of common stock for cash, net of offering costs	549	--	97
Costs associated with preferred stock	(7)	--	--

Net cash provided by financing activities	471	--	241

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	650	(24)	330
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	983	1,007	677

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 1,633	$ 983	$ 1,007

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:

Cash paid for interest in 2004, 2003 and 2002 was $265 thousand, $202 thousand, and $9 thousand, respectively. Of the $265 thousand paid for interest in 2004, $259 thousand was paid to a related party. Of the $202 thousand in cash paid for interest in 2003, $200 thousand was paid to Global Med International Holdings Limited on behalf of Global Med China & Asia Limited. Of the $9 thousand paid in interest in 2002, none was paid to a related party.

The Company recognized expenses of approximately $9 thousand, $34 thousand, and $25 thousand for the years ended December 31, 2004, 2003 and 2002, respectively, related to the issuance of options mainly for prepaid marketing and consulting expenses. These amounts are classified in sales and marketing expenses in the accompanying statement of operations. In 2002, Global Med issued 25 thousand Global Med options and 25 thousand PeopleMed options as consideration for current and future services to be provided to the Company. These options were valued at $48 thousand. The expenses associated with these options are included in the amounts documented above.

The Company issued common shares to a related party for services valued at $7 thousand, $7 thousand and $7 thousand, for the years ended December 31, 2004, 2003, and 2002, respectively.

During 2004, the Company entered into a capital lease for equipment valued at $95 thousand.

The Company issued 537 thousand restricted common shares valued at $309 thousand to a third party for entering into a stock purchase agreement during 2004. See note 6 of the financial statements for further discussion.

The Company issued 50 thousand warrants to purchase the same number of restricted shares of common stock to a third party for their assistance in helping the Company enter into the stock purchase agreement during 2004. See note 6 of the financial statements for further discussion.

See accompanying notes to the consolidated financial statements

The Company issued approximately 26 thousand restricted common shares valued at $14 thousand to a third party as consideration for consulting during 2004.

The Company converted approximately $60 thousand of accrued payroll and approximately $224 thousand of accrued compensated absences into approximately $284 thousand of Series BB Preferred Stock. The Preferred Stock Series BB was converted into common shares in December 2004. See Note 6 of the financial statements for further discussion.

The Company issued 50 thousand shares of common stock and PeopleMed issued 25 thousand shares of common stock as consideration for intellectual property used in the development of software during the year ended December 31, 2002. These shares were valued at $77 thousand.

The Company recognized $924 thousand in non-cash settlements during the year ended December 31, 2003, and none in 2004 or 2002. The details of the non-cash settlements are disclosed in Note 1 of the Consolidated Financial Statements, under “Non-Cash Settlements.”

See accompanying notes to the consolidated financial statements

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

During 1999, Global Med Technologies, Inc. formed a subsidiary, PeopleMed.com, Inc. (“PeopleMed”), a Colorado corporation, which is approximately 83% owned by the Company to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. Approximately 13% of PeopleMed is owned by certain officers and directors of Global Med Technologies, Inc. The remaining 4% of PeopleMed common shares are owned by unaffiliated shareholders. Global Med Technologies, Inc. and PeopleMed are referred to collectively as the “Company” or “Global Med”. The Company operates in two separate business segments (see note 10).

RELATED PARTIES

Global Med is financed primarily through lending arrangements with Global Med International Limited (“GMIL”). These lending arrangements were originated by eBanker USA.com, Inc., (“eBanker”) transferred, along with eBanker’s ownership in Global Med, to Global Med China & Asia Limited (“GMCAL”) in October 2002, and then the lending arrangements were transferred to GMIL in September 2003. Until November 28, 2001, eBanker was a consolidated subsidiary of eVision International, Inc. (“eVision”). eVision is majority owned by China Credit Holdings Limited (“China Credit” formerly Heng Fung Holdings Limited)and its subsidiaries, Online Credit Limited and Heng Fung Singapore Pte. Limited. Currently, GMCAL is a shareholder of Global Med. Until November 2001, eVision was also a shareholder of Global Med. eBanker through its subsidiary, GMCAL, is a shareholder of Global Med. Additionally, eVision and GMCAL each hold warrants to acquire 1 million and 11.186 million shares, respectively, of Global Med’s common stock with exercise prices that range from $0.25-$0.50 per share. As discussed further below in the accompanying financial statements, in November 2000, eBanker and Global Med entered into a series of equity transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision effective November 2000.

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

During 2004, 2003 and 2002, eVision provided the Company with various support services. The Company recognized $21 thousand, $48 thousand, and $52 thousand, respectively, in general and administrative expenses related to these services. As of December 31, 2004 and 2003, the Company had accrued $113 thousand and $92 thousand in accrued liabilities, respectively, on the balance sheets related to these periods. During 2004, 2003, and 2002, the Company incurred $259 thousand, $508 thousand, and $460 thousand, respectively, in interest charges from related parties. Global Med International Holdings Limited (“GMIHL”) is a subsidiary of eBanker. The Company incurred $0, $24 thousand, and $12 thousand in interest charges from GMIHL during 2004, 2003 and 2002, respectively. During 2004, 2003, and 2002, all of the Company’s financing costs were derived from arrangements with eBanker, GMCAL, GMIL or GMIHL.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 21, 2002, the Company’s Board of Directors had independently approved loans to a related party totaling $370 thousand. During the year ended December 31, 2002, the Company’s Notes Receivable, related party balance, increased $290 thousand to a total of $370 thousand as a result of funds advanced in the form of promissory notes to this entity controlled by a director, now formerly a director, of the Company, Jeff Busch. The notes bear interest at 12% per year and mature in 2006. During the year ended December 31, 2001, the Company had lent $80 thousand to this entity. In addition, the CEO and Chairman of Global Med, Michael I. Ruxin, was also on the board of directors of this entity controlled by Jeff Busch. Dr. Ruxin resigned as a director of the related entity effective December 12, 2002. Jeff Busch resigned his position as a director of the Company and PeopleMed effective December 12, 2002. As a result, Jeff Busch and the entity controlled by Jeff Busch are no longer related parties of the Company. On March 10, 2003 the Company’s Board of Directors approved and subsequently funded additional loans to the entity controlled by Jeff Busch in the amount of $30 thousand.

Prior to the fourth quarter of 2003, the Company, had a valuation allowance on all of the interest income associated with the note receivable discussed above. Although the financial status of the entity that was lent the $400 thousand notes receivable did not warrant a reserve for the principal amount of the notes receivable because the Company believed no impairment existed, no interest income was recognized prior to the fourth quarter of 2003. Subsequent to the year ended December 31, 2003, the Company, which prior to this had not received any monies from the entity to whom the note receivable was lent, received $42 thousand from this entity for services to be performed. Based on the improvements in the entities financial status and the receipt of monies from the entity, the Company effectively removed the valuation allowance from the interest income on the note receivable. The Company recognized $48 thousand in interest on this note receivable during the year ended December 31, 2004. Of the $81 thousand in interest income recognized in 2003, $27 thousand and $7 thousand related to interest income for the years ended December 31, 2002 and 2001, respectively.

As a result of these transactions and relationships, the financial condition and results of operations Global Med may not necessarily by indicative of those that would have resulted if Global Med were unaffiliated with the related party entities mentioned above.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Global Med and its majority-owned subsidiary. Intercompany accounts and transactions are eliminated in consolidation. There is no minority interest reflected in the consolidated balance sheets at December 31, 2004 and 2003 because PeopleMed had a stockholders’ deficit.

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

CASH AND CASH EQUIVALENTS

For purposes of the accompanying financial statements, the Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CREDIT RISK AND MARKET RISK

Accounts receivable at December 31, 2004 and 2003 are derived from SafeTrace and from SafeTrace Tx sales and related services to blood centers and blood center service providers located in the United States and internationally. The International amounts are not material. Historically, the Company has not required collateral or other security to support customer receivables. In order to reduce credit risk, the Company requires substantial down payments and progress payments during the course of an installation of its software products. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk specific to customers.

The Company has customers located in numerous locations across the United States and Puerto Rico and sales are not concentrated in any geographic or economic region. The Company also has international customers in Africa and Canada. PeopleMed’s customer is located in the State of Colorado.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLES AND ACCRUED REVENUES

The  Company regularly evaluates the collectibility of its trade accounts receivable and unbilled receivables balances based on a combination of factors. The Company establishes a general reserve for accounts receivable. In addition, when a customer’s account becomes past due, the Company initiates dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it expects to recover given all information presently available. The Company also records reserves for bad debt for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. The Company’s allowance for uncollectible accounts receivable and unbilled receivables totaled $113 thousand and $125 thousand, respectively, at December 31, 2004 and 2003 and is included on the consolidated balance sheet as a reduction of accounts receivable and accrued revenues.

EQUIPMENT, FURNITURE AND FIXTURES

Equipment, furniture and fixtures are stated at cost. Depreciation and amortization, which includes amortization of assets under capital leases, is based on the straight-line method over estimated useful lives ranging from three to five years.

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by the asset are less than its carrying value. Measurement of the impairment loss is based on the fair value of the asset, which is generally determined using valuation techniques such as discounted present value of expected future cash flows. Management does not believe current events or circumstances indicate that the Company’s long-lived assets are impaired at December 31, 2004 or 2003.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Commencing upon the initial product release or when software development revenue has begun to be recognized, these costs are amortized, based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, generally three to four years. For the years ended December 31, 2004, 2003 and 2002, the Company recorded approximately $37 thousand, $344 thousand, and $481 thousand, of amortization, of software development costs, respectively. During the year ended December 31, 2003, the Company wrote down approximately $77 thousand in costs associated with capitalized software development for certain PeopleMed products. These costs related to the underlying protocols that could be used in PeopleMed’s software. The protocols were received in January of 2002 and as of December 31, 2003 had not been incorporated into PeopleMed’s software, and the Company has no current plans to do so. This expense was included in software amortization during 2003.

During the years ended December 31, 2003 and 2004, the Company did not capitalize any costs related to SafeTrace Tx. The Company discontinued capitalizing costs related to this product during this period, because the remaining period for amortizing software development costs was less than one year. The Company will continue to not capitalize additional software development costs for SafeTrace Tx until such time as the product life cycle is revised.

During the year ended December 31, 2002, the Company received $149 thousand in funded software development from a PeopleMed customer in conjunction with the development of software for this customer. This funding reduced the capitalized software development costs associated with this product. The Company did not capitalize any software development costs for PeopleMed during 2004, as the current product is deemed to be mature and enhancements are for an existing customer under the terms of their support agreement.

NONCOMPETE AGREEMENTS

In 1996, the Company entered into non-compete agreements with certain key employees. The provisions of these non-compete agreements with these employees have expired. At December 31, 2004 and 2003, $35 thousand remains payable whenever sufficient cash flow, as defined, is available as determined by the Company’s Board of Directors.

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

For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and for software license updates and product support services, is additionally measured by the renewal rate offered to the customer. We may modify our pricing practices in the future, which could result in changes in our vendor specific objective evidence of fair value for these undelivered elements. As a result, our future revenue recognition for multi-element arrangements could differ significantly from our historical results.

If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then new software license revenue is generally recognized together with the consulting services based on contract accounting using the percentage-of-completion method. Contract accounting is generally applied to arrangements when services include significant modification or customization of the software. Progress towards completion is generally measure based on hours incurred versus projected total hours.

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

If the Company enters into arrangements with a client requiring significant customization of the software that is essential to the functionality of the software, the Company recognizes revenue derived from the sale of licensed software, sub-licensed software as the customization is performed, in accordance with the AICPA Statement of Position 97-2, “Software Revenue Recognition.”

Support agreements generally call for the Company to provide technical support and software updates, on a “when-and-if-available” basis to customers. Revenue on technical support and software update rights is recognized ratably over the term of the support agreement.

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

During the year ended December 31, 2004, the Company signed an agreement whereby the Company was paid $265 thousand to terminate an agreement. The Company recognized approximately $145 thousand in maintenance revenue during the year ended December 31, 2004, as a result of this agreement. In addition, general and administrative expenses were reduced by the remainder.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. Research and development funding by others is deferred and offset against capitalizable costs. Funded research and development in excess of capitalizable costs is recognized as contract research and development when the related product is ready for commercial release.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIGNIFICANT CUSTOMERS

During the year ended December 31, 2004, there were no customers who accounted for more than 10% of revenues.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing loss by the weighted-average number of common shares outstanding during the periods presented. Diluted net loss per common share reflects the potential dilution of securities that could participate in the earnings unless their effort is antidilutive. Stock options, warrants outstanding and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Common share equivalents are excluded from the computation, as their effect would be antidilutive. For the years ended December 31, 2004, 2003 and 2002 approximately 9.6 million, 1.2 million, and 4.2 million, equivalent dilutive securities (primarily convertible preferred stock, common stock options, and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s pro forma amounts would have been as indicated in $(000s) except per share data:

	Year Ended December 31,
	2004	2003	2002
Net loss as reported	$ (766)	$ (878)	$ (705)
Total stock-based compensation expenses
determined under fair value accounting, net of
tax effects	(1,257)	(1,239)	(375)

Pro forma net loss under SFAS 123	$(2,023)	$(2,117)	$(1,080)

Net loss per common share
As reported	$(0.05)	$(0.04)	$(0.03)
Pro forma	$(0.08)	$(0.09)	$(0.04)
Assumptions:
Dividend Yield	--	--	--
Volatility factor	405%	385%	351%
Risk free interest rate	4.23%	2.97%	3.03%
Expected Life of Option (in years)	10	10	10

The estimated value of the total options granted during the years ended December 31, 2004, 2003 and 2002 were $165 thousand, $46 thousand, and $1.612 million, respectively.

The estimated fair value compensation expense associated with the options granted during 2004, 2003, and 2002, and their respective portions vesting were $13 thousand, $34 thousand, and $98 thousand, respectively, for the years ended December 31, 2004, 2003 and 2002.

The weighted-average estimated fair value of employee stock options granted during 2004, 2003, and 2002 were $0.55, $0.68, and $0.58, per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the five year vesting period.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In December 2004 the FASB issued revised SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Global Med is currently required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, Global Med must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Global Med is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. Global Med has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 2004 the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Our adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statement to conform to the 2004 presentation.

NOTE 2.  FINANCING AGREEMENTS, RELATED PARTY

Financing Agreements With Related Parties

Debt Conversion

Pursuant to a Loan Restructuring and Restatement Agreement between Global Med and eBanker of which GMIL is a subsidiary, dated November 19, 2000, as amended (the “Agreement”), Global Med was required to repay $3.829 million, which amount included all principal, interest and other charges due under the Agreement (except for $96 thousand in extension interest payments and accrued interest thereon due on July 1, 2004), on or before March 1, 2004. By an Assignment dated July 4, 2002, eBanker assigned the Agreement to Global Med International Holdings Limited (“GMIHL”), a subsidiary of eBanker and parent company of GMIL. By an Assignment dated July 4, 2002, GMIHL assigned the Agreement to GMIL. By an Assignment dated October 28, 2002, GMIL assigned the Agreement to GMCAL, a subsidiary of GMIL. By an Assignment dated September 19, 2003, GMCAL assigned the Agreement to GMIL. Pursuant to a Loan and Promissory Note between Global Med and GMIHL dated June 18, 2002, as previously amended (the “Note”), Global Med was required to repay GMIHL $200 thousand, which amount included all principal, interest and other charges due under the Note (except for $12 thousand in extension interest payments due on July 1, 2004), on or before March 1, 2004. GMIHL has assigned the Note to GMIL. The total debt owed by Global Med to GMIL under the Agreement and the Note (except for the $96 thousand in extension interest payments and accrued interest thereon due on July 1, 2004 and the $12 thousand in extension interest payments due on July 1, 2004, referenced above) (the “Debt”) was $4.029 million at December 31, 2003.

On April 14, 2004, Global Med International Limited (“GMIL”) and Global Med amended their existing financing agreements and entered into an agreement to combine the outstanding $3.829 million and $200 thousand debt agreements. The combined loan of $4.029 million was then separated into two parts: $529 thousand was converted into debt (“Remaining Debt”) and $3.5 million was converted into $1 par value Series AA Convertible Redeemable Preferred Stock (“Preferred Stock”). (See note 6 for further discussion of the preferred stock. ) The due date of the Remaining Debt is March 1, 2006. The interest rate on the Remaining Debt is 15% per year and interest on this debt is due and payable quarterly on March 1, June 1, September 1, and December 1 of each year until the Remaining Debt is paid in full. The Remaining Debt is secured by all of Global Med’s assets and is subject to the outstanding terms of November 19, 2000 financing agreement (“Loan Agreement”). As of April 14, 2004, Global Med had paid GMIL $287 thousand of the $287 thousand extension fee. At December 31, 2004, principal of $529 thousand and accrued interest of $69 thousand was outstanding under the terms of the Remaining Debt agreement.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the terms of the Remaining Debt and Preferred Stock Agreements, the personal guaranty of Dr. Michael I. Ruxin, the Company’s Chairman and CEO, remains in effect until both the Preferred Stock and Remaining Debt and any related dividends or interest, respectively, are paid. Unless Global Med is in default of the Remaining Debt or Preferred Stock agreements, Dr. Ruxin’s personal guaranty is limited to the debt and related interest and will not exceed $650 thousand and will remain in effect until the total Remaining Debt has been fully paid or satisfied. The agreements also contain the following provisions:

o	Global Med agrees to register with the SEC all unregistered Global Med shares and shares underlying derivatives regardless of the owner of the shares.
o	Registration of all Global Med Shares will be maintained and not allowed to lapse.
o	Remaining Debt and Preferred Stock are not satisfied unless eliminated.
o	Any future restructuring of the Remaining Debt or Preferred Stock is not a satisfaction of the Remaining Debt or Preferred Stock unless specified in writing by GMIL.
o	While any of the Remaining Debt or Preferred Stock is outstanding, the Company has agreed not to incur any debt in excess of $100 thousand without the written consent of GMIL.

As part of these agreements, Global Med agreed to indemnify GMIL and its affiliates, including but not limited to GMCAL, GMIHL, eBanker, Online Credit Limited, Heng Fung Singapore Ltd., and China Credit, and their employees, officers, directors, and agents for any legal proceeding that results or stems from GMIL’s conversion of this debt to Preferred Stock.

In conjunction with the signing of the Remaining Debt and the Preferred Stock Agreement, these agreements preserved the right of GMIL to appoint 5 of 9 members of Global Med’s Board of Directors until the Remaining Debt and Preferred Stock have been satisfied. Further, GMIL shall have the right to select a replacement director for any member of the Borrower’s Board of Directors that was selected by Lender who resigned or otherwise fails to serve as a director. Global Med agrees not to increase the number of directors above nine except with GMIL’s written consent.” If Global Med defaults on the repayment of any amount borrowed under the financing agreements initiated with eBanker, all of the Board of Directors of Global Med will be required to resign and GMIL will have the right to appoint all new members.

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

NOTE 4.  INCOME TAXES

The Company has net operating loss carry forwards of approximately $23.4 million which expire in the years 2008 to 2024. Net operating loss carry forwards of approximately $21 million are subject to limitation under Section 382 of the Internal Revenue Code due to the various changes in equity ownership during 2000 and 1999.

Actual income tax benefit differs from the amount calculated using the Federal statutory tax rate as follows:

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	in ($000s)
	2004	2003	2002
Expected tax benefit	$(273)	$(299)	$(240)
Effect of permanent differences	13	133	103
Change in valuation allowance for deferred tax assets	302	193	103
State tax benefit, net of federal provision (benefit)	(25)	(16)	(9)
Other	(17)	(11)	43

Income tax expense	$ --	$ --	$ --

The components of the deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	in ($000s)
	2004	2003
Deferred tax assets:
Net operating loss carry forwards	$ 9,253	9,438
Allowance for uncollectible accounts and notes
Receivable	45	49
Unearned revenue and accrued expenses	1,224	746

Gross deferred tax assets	10,522	10,233
Valuation allowance	(10,515)	(10,213)

Net deferred tax assets	7	20
Deferred tax liabilities:
Capitalized software development costs	7	20

Gross deferred tax liabilities	7	20

Deferred tax assets, net	$ --	--

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

NOTE 5.  LEASES

The Company leases equipment and office space. Rental expense under operating leases was approximately $ 244 thousand, $262 thousand, and $254 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.

The following represents the future minimum lease payments for all capital leases as well as the non-cancelable operating leases at December 31, 2004 in ($000s):

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Capital Leases	Operating Leases
2005	$ 26	$193
2006	26	97
2007	26	5
2008	26	--
2009 and thereafter	17	--

Total minimum lease payments	$ 121	$295

Less amount representing interest	(33)

Present value of minimum lease payments	$ 88
Less current portion of obligation under capital leases	(14)

Obligation under capital lease, less current portion	$ 74

As of December 31, 2004, the value of the Company’s outstanding capital leases included in the Company’s balance sheet in equipment, furniture, and fixtures, had an underlying cost of $95 thousand and accumulated depreciation of $7 thousand.

NOTE 6.  STOCKHOLDERS’ EQUITY

Sales of Common Stock

Private Placements

During the year ended December 31, 2004, the Company received net proceeds of $549,000 from the sale of 1.525 million shares of unregistered common stock. The price per share price was $0.40. The Company filed a Form S-1 registration statement to register these shares on December 6, 2004. As a result of the private placement, the Company incurred issuance costs of approximately $61,000. In addition, the Company issued 125,000 warrants to purchase unregistered common shares of the Company’s stock at $0.40 per share as part of this transaction. The common shares underlying these warrants have piggyback registration rights under certain conditions. The Company plans on using the proceeds of the private placement for general working capital purposes.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Preferred Stock

Series AA

On April 14, 2004 GMIL and Global Med amended their existing financing agreements and entered into an agreement to convert a portion of the outstanding debt totaling $3.5 million into 3.5 million shares of Series AA Convertible Redeemable Preferred Stock, as discussed in Note 11 in the Form 10-K in the audited financial statements for the period ended December 31, 2003. For the period from March 1, 2004 through February 28, 2005, the Series AA Preferred Stock has a dividend yield of 15%. On March 1, 2005, the dividend rate on the Series AA Preferred Stock increases from 15% to 21%. During October 2004, the Company made one dividend payment in the amount of approximately $131,000. The remainder of the accrued dividend for the period from March 1, 2004 through February 28, 2005 will be paid in 2005. During 2005, the cash dividends are mandatory and due and payable on March 1, June 1, September 1, and December 1 during each quarter the Series AA Preferred Stock is outstanding. The Series AA Preferred Stock can be converted by GMIL into common stock of the Company at any time at a conversion rate of (2.222) shares of common stock for each share of Series AA Preferred Stock. Therefore, the Series AA Preferred Stock is convertible into approximately 7.777 million common shares. At any time after March 1, 2006, the Series AA Preferred Stock is redeemable at GMIL’s option at $1 per share. The Series AA Preferred Stock is mandatorily redeemable on March 1, 2009. If the cash dividends on the Series AA Preferred Stock are not paid within thirty (30) days after the end of the quarter, at GMIL’s option, GMIL will be paid in additional Series AA Preferred Stock equal to the value of the outstanding dividend, or common stock at the closing market price for ten (10) days preceding GMIL’s election.

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

Redemption dates for the Preferred Series AA as of December 31, 2004: (in $000s)

2005	2006	2007	2008	2009

--	*	*	*	$3,500

*Preferred Stock is redeemable at the holder’s option from the period from March 1, 2006 through February 28, 2009. On March 1, 2009, the Preferred Stock Series AA is mandatorily redeemable.

Series BB

On April 14, 2004, the Company’s Chairman and CEO, Michael I. Ruxin, M.D., agreed to convert his outstanding accrued vacation and accrued wages as of February 29, 2004, with a book value of approximately $284 thousand, into approximately 675 thousand shares of Series BB Preferred Stock (“Series BB”). The Series BB has the following terms:

o

Each Series BB share is convertible into one common share at the option of the holder if Global Med’s common stock closing price reaches $0.75 per share on any day. During the third quarter ended September 30, 2004, the Company’s stock closed above $0.75 per share, and the Series BB became convertible into the Company’s common stock upon written notice by Dr. Ruxin. As a result, the Company recorded a dividend of $28 thousand associated with the beneficial conversion feature associated with the Series BB.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

o	The Series BB is junior to the Series AA and senior to the common stock of the Company and has a liquidation preference of $0.42 per share.

All of the Series BB Preferred Stock was converted into 675 thousand shares of common stock on December 13, 2004.

Common Stock Purchase Agreement

On October 8, 2004, the Company entered into a common stock purchase agreement (“Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), a Chicago based institutional investor, whereby Fusion Capital has agreed to purchase up to $8.0 million of common stock over a 32-month period. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month Global Med has the right to sell to Fusion Capital $12,500 of its common stock, per trading day, at a purchase price based upon the market price of Global Med’s common stock on the date of each sale without any fixed discount to the market price. The Purchase Agreement with Fusion Capital allows the Company to increase Fusion’s daily purchase of common stock beyond the $12,500 amount under certain circumstances. For each $0.10 increase in the price of the Company’s common stock over $0.75, the Company will have the right but not obligation, to increase the amount purchased by Fusion Capital by $2,500 per day. At the Company’s sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock, within certain ranges, each month up to $8.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to Fusion Capital. Global Med also has the right to terminate the agreement at any time without any additional cost. Fusion Capital has agreed not to engage in any direct or indirect short selling or hedging of the common stock in any manner whatsoever.

As part of the execution of the Purchase Agreement, the Company issued approximately 487 thousand shares of restricted common stock to Fusion Capital prior to the any purchase of registered shares. In addition, under the terms of the Purchase Agreement, the Company is required to reserve 10 million shares for issuance to Fusion Capital. As Fusion Capital purchases the 10 million shares, the Company will be required to issue an additional 487 thousand shares of common stock ratably as these shares are purchased. The Board of Directors of the Company approved this transaction on September 28, 2004.

On July 7, 2004, the Company executed a preliminary agreement (“Preliminary Agreement”) with Fusion Capital as a precursor to the Purchase Agreement. As part of the Preliminary Agreement, the Company issued 50 thousand restricted shares of common stock. In addition, the Company agreed to reimburse Fusion Capital for $15 thousand in expenses associated with the transaction discussed above. The Company paid Fusion Capital the $15 thousand in October 2004. The 487 thousand common shares due to Fusion Capital were considered constructively issued on October 8, 2004. The 537 thousand common shares issued to Fusion Capital were valued at $309 thousand based on the market value of the common shares on the constructive date of issuance. This amount is currently in prepaid expenses and other assets and are considered deferred offering costs on the Company’s December 31, 2004 balance sheet. On a pro rata basis, the Company will reduce this amount as Fusion Capital purchases common shares under the terms of the Purchase Agreement.

The Company agreed to provide a third party with 50 thousand warrants to purchase the same number of common shares of the Company with the execution of the Purchase Agreement. The warrants are priced at $0.57 per share, the closing price of the Company’s stock on the date of execution of the Purchase Agreement, October 8, 2004, and expire on October 8, 2009. These warrants were valued at $29 thousand. In addition, the Company issued five-year warrants to purchase 400 thousand shares of the Company’s common stock at $0.49 per share. These warrants are exercisable after the Company begins to receive funding under the Purchase Agreement, and then only on a pro rata basis as the Company receives up to $4 million in equity funding.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Options and Warrants Exercised

During the year ended December 31, 2004, 25 thousand options and 125 thousand warrants were exercised to purchase the same number of the Company’s common shares. The Company received $67 thousand related to the exercise of these options and warrants.

NOTE 7.   STOCK OPTION PLANS, WARRANTS, AND STOCK COMPENSATION PLAN

The Second Amended and Restated 1997 Stock Option Plan (Plan) provides for the issuance of options to purchase up to 2.2 million registered shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock or as nonqualified stock options.

Only employees of the Company are eligible to receive incentive options. As of May 31, 2000, options could no longer be issued under this Plan. As of December 31, 2004, options to purchase 1.137 million shares of the Company’s common stock at a weighted average exercise price of $1.19 per share were outstanding under the Plan, of which 1.137 million options to purchase shares were exercisable at December 31, 2004.

In the second quarter of 2001, the Company adopted the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan as amended provides for the issuance of options to purchase up to 10 million registered shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock options or as nonqualified stock options. Only employees of the Company are eligible to receive incentive options. The 2001 Plan expires on December 28, 2010. As of December 31, 2004, options to purchase 2.830 million shares of the Company’s common stock at a weighted average exercise price of $0.59 per share were outstanding under the 2001 Plan, of which 1.265 million options to purchase shares were exercisable at December 31, 2004. Options granted under the Plan vest on a straight-line basis, based on schedules as determined by the Board of Directors upon grant and generally expire 10 years after grant. During 2004, the Company issued 200 thousand stock options and 71 thousand options were cancelled under the 2001 Plan.

In June 2003, the Company’s Board of Directors approved the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan provides for the issuance of stock options exercisable to purchase up to 5 million shares of the Company’s common stock to employees, officers, directors and consultants. As of December 31, 2004, there were options to purchase 4.707 million shares under the 2003 Plan that were issued to such persons. The Company filed an S-8 registration statement to register the 5 million shares issuable under the 2003 Plan in May 2004. The range of the exercise prices for these options is $0.45 to $2.50 per share. The weighted-average exercise price of these options is $0.68 per share. There were 4.607 million options exercisable under the 2003 Plan as of December 31, 2004. In 1999, the Board of Directors approved a grant of nonqualified options, to purchase 1.5 million shares of the Company’s common stock to two officers of the Company. All of these options are exercisable at $0.5625 per share for a period of ten years. These options are included in the 4.707 million total above.

The Company also periodically grants options to purchase shares of restricted common stock. The shares underlying these options are not registered under the 1933 Act. As of December 31, 2004, there were options to purchase 220 thousand shares of common stock at a weighted average exercise price of $2.08 per share through 2004 were outstanding, of which 212 thousand were exercisable at December 31, 2004.

The following table presents the activity for options for the years ended as of December 31:

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2004		2003		2002
	Options	Price*	Options	Price*	Options	Price*
Outstanding, beginning of year	8,754,942	0.76	8,911,942	$ 0.75	6,257,971	$ 0.85
Granted	300,000	0.55	68,000	0.68	2,827,500	0.58
Forfeited/cancelled	(136,500)	0.64	(225,000)	0.54	(173,529)	1.31
Exercised	(25,000)	0.66	--	--	--	--

Outstanding, end of year	8,893,442	0.75	8,754,942	0.76	8,911,942	0.75

* Price reflects the weighted average exercise price.

The following table presents the composition of options outstanding and exercisable as of December 31, 2004:

	Options Outstanding			Exercisable Options
Range of exercise prices	Amount	Price*	Life*	Amount	Price*
$ 0.45 - 0.55	194,000	$ 0.47	8.8	62,000	$.49
0.56- 1.00	7,874,498	0.65	5.4	6,343,164	0.67
1.01 - 1.50	279,000	1.15	3.2	269,000	1.16
1.51 - 2.00	321,694	1.78	2.7	321,694	1.78
2.45 - 3.00	210,750	2.51	2.0	210,750	2.51
3.75 - 3.75	13,500	3.75	1.3	13,500	3.75

Total December 31, 2004	8,893,442	0.75	5.3	7,220,108	0.80

*Price and life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Warrants

The following summarizes the outstanding warrants to purchase shares of common stock of Global Med for the years ended December 31, 2004, 2003 and 2002:

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2001	14,832,318	$ 1.07
Issued	53,300	1.25
Cancelled	(262,800)	5.78

Balance at December 31, 2002	14,622,818	$ 0.82
Cancelled	(1,595,288)	3.29

Balance at December 31, 2003	13,027,530	$ 0.52
Issued	575,000	0.48
Exercised	(125,000)	0.40
Cancelled	(187,800)	3.75

Balance at December 31, 2004	13,289,730	$ 0.48

Of the warrants outstanding as of December 31, 2004, 12.186 million belong to related parties. All of the outstanding warrants are exercisable with exercise prices that range from $0.25 to $1.25 per share and expire in the years 2007 to 2011.

During 2002, the Company granted approximately 53 thousand warrants in conjunction with the sale of common stock. See Note 6 for further discussion.

During 2004, the Company issued 575 thousand warrants in conjunction with the sale of common stock. See note 6 for further discussion.

During 2004, 125 thousand warrants were exercised for cash proceeds of $50 thousand.

Stock Compensation Plan

In  2000, the Company issued 30 thousand shares of common stock to a third party for services under the stock compensation plan and authorized the issuance of 35 thousand shares to a Director of the Company in his role as active Acting Principal Financial and Accounting Officer and Treasurer. Of the 35 thousand authorized shares as of December 31, 2000, 28 thousand were issued as of December 31, 2004. The remaining shares will be issued at a rate of 7 thousand per year as they are earned. The market value of the shares that had been issued or authorized was $65 thousand, based on quoted market prices. During the years ended December 31, 2004, 2003 and 2002, the Company recognized $8 thousand, $7 thousand, and $7 thousand, respectively, in the statement of operations associated with the 35 thousand shares authorized in the year ended December 31, 2000 to be issued to a director in his role as Acting Principal Financial and Accounting Officer and Treasurer. Mr. Cook resigned as Acting Principal Financial and Accounting Officer and Treasurer in February of 2004.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8.  CONTRIBUTIONS TO RETIREMENT PLAN

The Company has a 401(k) retirement plan which covers eligible employees, as defined, of the Company (the 401(k) Plan). Employees may defer up to fifteen percent of their annual compensation up to the maximum amount as determined by the Internal Revenue Service. Under the 401(k) Plan, the Company, at its discretion, may make contributions to the plan. No Company contributions were made to the 401(k) Plan in 2004, 2003 or 2002.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

The Company is charged a royalty on applicable SafeTrace Tx revenues. In April 2003, the Company entered into an agreement with its SafeTrace development partner whereby all unpaid royalties and all future royalties of SafeTrace Tx sales were waived. See Note 1 for further discussion. Royalty expenses were approximately $0, $6 thousand, and $12 thousand for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in cost of revenues in the accompanying statement of operations. Future royalties will be approximately 3% of applicable SafeTrace revenues. The Company is charged a commission by its marketing partners for sales on applicable SafeTrace Tx revenues. During the year ended December 31, 2003, the Company recognized a reduction in commissions charged by its marketing partners of $36 thousand associated with a Settlement Agreement which are included in sales and marketing expenses. See Note 1 for further discussion. During the year ended December 31, 2003, the Company recognized a reduction in these commission expenses of $28 thousand. During the year ended December 31, 2002, the Company recognized commissions expense of $26 thousand which is included in sales and marketing expenses in the accompanying statement of operations.

The Company has certain operating and capital lease obligations outstanding as of December 31, 2004. The obligations associated with these operating and capital leases are more fully described in note 5.

NOTE 10.  BUSINESS SEGMENT INFORMATION

The Company classifies its products into two core business segments: Wyndgate and PeopleMed. Wyndgate develops, markets and supports blood tracking systems to assist community blood centers, hospitals, plasma centers and outpatient clinics in the United States. in complying with the quality and safety standards of the FDA for the collection, transfusion, and management of blood and blood products. PeopleMed offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s systems use the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims, and medical records.

The segment information for the years ended December 31, 2004 and 2003 has not been presented, as PeopleMed’s financial results were not significant to the Company for these periods. The segment information for the year ended December 31, 2002 has been presented as it was significant to this period.

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

NOTE 11.   SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2004 and 2003. In management’s opinion, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K. During the three months ended March 31 and June 30, 2003, the Company recognized $150 thousand in each of these quarters related to a termination fee associated with a significant PeopleMed customer. During the three months ended December 31, 2004, the Company received a contract termination fee in the amount of $265 thousand from a customer. As a result of this termination fee, the Company recognized $145 thousand in maintenance revenue during this period and general and administrative expenses were reduced by $120 thousand. During the three months ended June 30, 2003, the Company recognized $388 thousand related to non-cash consideration in the form of a reduction of liabilities that the Company owed to a customer. In addition, during the three months ended June 30, 2003, the Company recognized $500 thousand related to non-cash settlements from one of its marketing partners whereby the Company was released from its obligation to perform services in accordance with the terms of prior agreements. See Note 1 of the consolidated financial statements for further discussion of these non-cash transactions. During the three months ended June 30, 2003, the Company had fully amortized the outstanding capitalized software development costs for SafeTrace Tx. During the three months ended December 31, 2003, the Company wrote down approximately $77 thousand in costs associated with capitalized software development for certain PeopleMed products. These costs related to the underlying protocols that could be used in PeopleMed’s software. The protocols were received in January of 2002 and as of December 31, 2003 had not been incorporated into PeopleMed’s software, and the Company has no current plans to do so. This expense was included in software amortization during 2003. Amortization of capitalized software costs is included in cost of revenues in the accompanying statements of operations.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share information)

	Quarters Ended 2004
	December 31,	September 30,	June 30,	March 31,
Revenues	$ 2,277	$ 1,794	$ 1,460	$ 1,353
Cost of revenues	666	587	621	563

Gross profit	1,611	1,207	839	790

Operating expenses:
General and administrative	606	644	580	604
Sales and marketing	526	377	386	308
Research and development	269	236	182	151
Depreciation and software amortization	46	41	36	37

Total operating expenses:	1,447	1,298	1,184	1,100

Income (loss) from operations	164	(91)	(345)	(310)
Interest income	13	13	13	12
Interest expense, including related party	(24)	(21)	(40)	(150)

Income (loss) before income taxes	$ 153	$ (99)	$ (372)	$ (448)
Provision for income taxes	--	--	--	--

Net income (loss)	$ 153	$ (99)	$ (372)	$ (448)
Preferred dividend, related party	(131)	(159)	(189)	--

Net loss attributable to common
shareholders	$ 22	$ (258)	$ (561)	$ (448)

Basic and diluted income (loss)
per common share	$ 0.00	$ (0.01)	$ (0.02)	$ (0.02)

Weighted average number of common shares
outstanding
Basic	26,773	26,116	25,626	24,552

Diluted	35, 029	26,116	25,626	24,552

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share information)

	Quarters Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Revenues	$ 1,417	$ 1,279	$ 2,291	$ 1,527
Cost of revenues	589	540	570	573

Gross profit	828	739	1,721	954

Operating expenses:
General and administrative	548	525	513	471
Sales and marketing	400	342	321	379
Research and development	166	150	156	123
Depreciation and software amortization	122	40	145	144

Total operating expenses:	1,236	1,057	1,135	1,117

Income (loss) from operations	(408)	(318)	586	(163)
Interest income	82	--	2	2
Interest expense, including related party	(151)	(150)	(112)	(121)
Financing costs to related party	--	--	(63)	(64)

Income (loss) before income taxes	$ (477)	$ (468)	$ 413	$ (346)
Provision for income taxes	--	--	--	--

Net income (loss)	$ (477)	$ (468)	$ 413	$ (346)

Weighted average shares outstanding:
Basic	24,545	24,545	24,545	24,545

Diluted	24,545	24,545	25,326	24,545

Net income (loss) per share-basic and
diluted	$ (0.02)	$ (0.02)	$ 0.02	$ (0.01)

Note: There were no dividends accrued or paid for the year ended December 31, 2003.