Form 10QSB
period 2005-03-31
GLOBAL MED TECHNOLOGIES INC
filed 2005-05-16
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X}   No  [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINDGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   }   No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 13, 2005, 27,696,931 shares of the issuer’s Common Stock were outstanding.

Transitional small Business Disclosure Format
(Check One): Yes [X]   No   [   ]

GLOBAL MED TECHNOLOGIES, INC.
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

TABLE OF CONTENTS

		PAGE NO.
Part I - Financial Information
Item 1.	Unaudited Condensed Consolidated Financial Statements
a.	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2005
	and December 31, 2004	3
b.	Unaudited Condensed Consolidated Statements of Operations for the
	three months ended March 31, 2005 and 2004	5
c.	Unaudited Condensed Consolidated Statement of Stockholders' Deficit
	for the three months ended March 31, 2005	6
d.	Unaudited Condensed Consolidated Statements of Cash Flows for the three
	months ended March 31, 2005 and 2004	7
e.	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	15
Item 3.	Controls and Procedures	18
Part II - Other Information		19
Item 1.	Legal Proceedings	19
Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 6.	Exhibits and Reports on Form 8-K	19
Signatures		20

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,652	$1,633
Accounts receivable-trade, net	702	731
Accrued revenues, net	134	188
Prepaid expenses and other assets	771	533
Note receivable and accrued interest	75	--

Total current assets	3,334	3,085
Equipment, furniture and fixtures, net	326	287
Capitalized software development costs, net	6	15
Notes receivable and accrued interest	466	529

Total assets	$4,132	$3,916

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 375	$ 122
Accrued expenses	864	862
Accrued payroll	260	163
Accrued compensated absences	326	313
Noncompete accrual	35	35
Deferred revenue	2,557	2,785
Capital lease obligation, current portion	15	14
FINANCING AGREEMENTS, RELATED PARTY	529	--
Accrued dividend, related party	187	243

Total current liabilities	5,148	4,537
CAPITAL LEASE OBLIGATION, less current portion	70	74
FINANCING AGREEMENTS, RELATED PARTY	--	529

Total liabilities	5,218	5,140

COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 5)
Convertible redeemable Preferred Stock Series AA, $.01 par
Value: Authorized shares - 3,500; 3,500 issued and outstanding
(liquidation preference of $3,500)	3,493	3,493
STOCKHOLDERS’ DEFICIT:
Convertible Preferred Stock Series A, $.01 par value:
Authorized shares - 100, none issued or outstanding	--	--
Convertible Preferred Stock Series BB, $.01 par value:
Authorized shares - 675; none outstanding	--	--
Preferred stock, $.01 par value: Authorized shares - 5,725;
None issued or outstanding	--	--
Common stock, $.01 par value: Authorized shares - 90,000;
Issued and outstanding shares- 27,689 and 27,465 at
March 31, 2005 and December 31, 2004, respectively	277	275
Additional paid-in capital	36,141	35,975
Accumulated deficit	(40,997)	(40,967)

Total stockholders’ deficit	(4,579)	(4,717)

Total liabilities and stockholders’ deficit	$ 4,132	$ 3,916

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share information)

	Three months ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Revenues	$ 2,575	$ 1,353
Cost of revenues	677	563

Gross profit	1,898	790
OPERATING EXPENSES:
General and administrative	636	604
Sales and marketing	642	308
Research and development	453	151
Depreciation and software amortization	43	37

Total operating expenses	1,774	1,100

Income (loss) from operations before other income (expense)	124	(310)
OTHER INCOME (EXPENSE):
Interest income	16	12
Interest expense	(3)	--
Interest expense, related party	(20)	(150)

Total other income (expenses)	(7)	(138)

Income (loss) before provision for income tax	117	(448)
Provision for income tax	--	--

Net income (loss)	$ 117	$ (448)
Preferred dividend, related party	(147)	--

Net loss attributable to common shareholders	$ (30)	$ (448)

Basic and Diluted loss per common share
Basic	$ (0.00)	$ (0.02)

Diluted	$ (0.00)	$ (0.02)

Weighted average number of common shares outstanding
Basic	27,625	24,552

Diluted	27,625	24,552

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balances, December 31, 2004	27,465	$275	$35,975	$(40,967)	$(4,717)
Issuance of options (unaudited)	--	--	9	--	9
Issuance of common shares for
services, related party (see Note 5)
(unaudited)	7	--	--	--	--
Exercise of options (unaudited)	217	2	157	--	159
Dividends on series AA Preferred
Stock, related party (unaudited) (see Note 5)	--	--	--	(147)	(147)
Net income (unaudited)	--	--	--	117	117

Balances, March 31, 2005 (unaudited)	27,689	$277	$36,141	$(40,997)	$(4,579)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 117	$(448)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34	37
Amortization of software development costs	9	--
Bad debt expense, (credit)	8	(20)
Common stock, options and warrants issued
for services and other, net	9	5
Changes in operating assets and liabilities:
Accounts receivable-trade, net	21	201
Accrued revenues, net	54	34
Prepaid expenses and other assets	(238)	(17)
Accrued interest, notes receivable	(12)	(12)
Accounts payable	253	(57)
Accrued expenses	2	115
Accrued payroll	97	74
Accrued compensated absences	13	(10)
Deferred revenue	(228)	104

Net cash provided by operating activities	139	6

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(73)	(10)

Net cash used in investing activities	(73)	(10)

See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(In thousands)

	Three months ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Exercise of options for cash	$ 159	--
Dividend payments Series AA Preferred Stock, related party	(203)	--
Principal payments under capital lease obligations	(3)	--

Net cash used in financing activities	(47)	--

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19	(4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,633	983

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 1,652	$ 979

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS

The Company paid $23 and $206 thousand for interest for the three months ended March 31, 2005 and 2004, respectively. The Company recognized approximately $9 thousand and $5 thousand for the three months ended March 31, 2005 and 2004, respectively, in expenses related to the issuance of options.

The Company issued common shares to a related party for services valued at $2 thousand during the three months ended March 31, 2004.

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the “Company” or “Global Med”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position as of March 31, 2005 and the results of their operations for the three months ended March 31, 2005 and 2004 have been included.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. The interim results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period of 2005 or for the year ending December 31, 2005.

On November 28, 2001, the shareholders of eVision International, Inc. (“eVision”) approved a transaction which transferred certain of the assets of eVision to Online Credit as satisfaction of the certain obligations eVision had with Online Credit Limited (“Online Credit”). As a result, all of Global Med’s common shares held by eVision and all eBanker’s common shares and warrants held by eVision were transferred to Online Credit. Consequently, as of November 28, 2001, Global Med remained a consolidated entity of eBanker for accounting purposes; however, eBanker was then directly controlled by Online Credit instead of eVision.

The Company’s software products typically have warranties. These warranties generally require that the Company make changes to the software due to defects or other factors that might impact the Company’s regulatory compliance after the date of product shipment. Generally, the Company does not accrue for product warranties but defers revenue recognition on a component of the original software fee that is associated with the correction of errors and continued updates to regulatory requirements during the warranty period. The Company believes this allocation adequately reflects the timing of revenues and costs associated with these warranties.

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

The Company has not recorded a provision for income taxes for the three months ended March 31, 2005. No income tax is due for the three ended March 31, 2005, because the Company has net operating loss carry forwards from prior periods that would offset any current income taxes, and the deferred tax asset related to the net operating loss carry forward is fully reserved by a valuation allowance.

Basic loss per common share excludes dilution and is computed by dividing loss by the weighted-average number of common shares outstanding during the periods presented. Diluted net loss per common share reflects the potential dilution of securities that could participate in the earnings unless their effort is antidilutive. Stock options, warrants outstanding and

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 (continued)

their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Common share equivalents are excluded from the computation, as their effect would be antidilutive. For the three months ended March 31, 2005 and 2004 approximately 22.7 million and 800 thousand, respectively, equivalent dilutive securities (primarily common stock options. convertible preferred stock, and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

In December 2004 the FASB issued revised SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced that the effective date of SFAS 123R will be suspended until January 1, 2006, for calendar year companies. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Global Med is currently required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, Global Med must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Global Med is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company currently expects to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC; however, the Company has not yet determined which of the aforementioned adoption methods it will use. In addition, the Company has not yet determined the financial statement impact of adopting SFAS 123R for periods beyond 2005.

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.  RELATED PARTIES

Global Med is financed primarily through lending arrangements with Global Med International Limited (“GMIL”) which is a subsidiary of eBanker USA.com, Inc. (“eBanker”). These lending arrangements were originated by eBanker and transferred, along with eBanker’s ownership in Global Med, to Global Med China Asia Limited (“GMCAL”) in October 2002, and then the lending arrangements were transferred to GMIL in September 2003. Until November 28, 2001, eBanker was a consolidated subsidiary of eVision. eVision is 10.4% owned by China Credit Limited (“China Credit”) and its subsidiary, Online Credit and Heng Fung Singapore Ptc. Limited. Currently, GMCAL is a shareholder of Global Med. Until November, 2001 and November, 2002, eVision was also a shareholder of Global Med. Additionally, eVision and GMCAL each holds warrants to acquire 1 million and 11.186 million shares, respectively, of Global Med’s common stock

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 (continued)

with exercise prices that range from $0.25-$0.50 per share. As discussed further below and in the accompanying financial statements, in November 2000, eBanker and Global Med entered into a series of equity transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision effective November 2000.

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

During the three months ended March 31, 2005 and 2004, eVision provided the Company with various accounting services for which the Company incurred $3 thousand and $12 thousand in general and administrative expenses, respectively. During the three months ended March 31, 2005 and 2004, the Company incurred $20 thousand and $150 thousand, respectively, in interest charges to eBanker. As of March 31, 2005 and December 31, 2004, the Company had accrued liabilities consisting of accounting services in the amounts of $116 thousand and $113 thousand, respectively, from eVision. These amounts are included in accrued expenses in the accompanying balance sheets. The Company also had accrued interest expenses of $69 thousand as of March 31, 2005 and December 31, 2004. These amounts are included in accrued expenses in the accompanying balance sheets.

3.  FINANCING AGREEMENTS, RELATED PARTY

On April 14, 2004, GMIL and Global Med amended their existing financing agreements and entered into an agreement to combine the outstanding $3.829 million and $200 thousand debt agreements (the “Preferred Stock Agreement”). The combined loan of $4.029 million was then separated into two parts: $529 thousand was converted into debt (“Remaining Debt”) and $3.5 million was converted into $1 par value Series AA Convertible Redeemable Preferred Stock (“Preferred Stock”). The due date of the Remaining Debt is March 1, 2006. The interest rate on the Remaining Debt is 15% per year and interest on this debt is due and payable quarterly on March 1, June 1, September 1, and December 1 of each year until the Remaining Debt is paid in full. The Remaining Debt is secured by all of Global Med’s assets and is subject to the outstanding terms of November 19, 2000 financing agreement (“Loan Agreement”). Principal of $529 thousand and accrued interest of $69 thousand was outstanding under the terms of the Remaining Debt agreement as of March 31, 2005 and December 31, 2004.

In conjunction with the signing of the Remaining Debt and the Preferred Stock Agreement, these agreements preserved the right of GMIL to appoint 5 of 9 members of Global Med’s Board of Directors until the Remaining Debt and Preferred Stock have been satisfied. Further, GMIL shall have the right to select a replacement director for any member of the Borrower’s Board of Directors that was selected by GMIL who resigned or otherwise fails to serve as a director. Global Med agrees not to increase the number of directors above nine except with GMIL’s written consent.” If Global Med defaults on the repayment of any amount borrowed under the financing agreements initiated with eBanker, all of the Board of Directors of Global Med will be required to resign and GMIL will have the right to appoint all new members.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 (continued)

4.   PEOPLEMED.COM, INC.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc., (“PeopleMed”) a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. The remaining 17% of PeopleMed is owned by third parties and certain officers and directors of Global Med. There is no minority interest reflected in the March 31, 2005 or December 31, 2004 balance sheets because PeopleMed had a stockholders’ deficit as of those dates.

5.   COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. Mr. Jackson is currently a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. and ordered the Company to pay approximately $655 thousand for attorneys’ fees. Global Med is vigorously pursuing an appeal of this decision. Global Med is appealing the judgment of the court and has not accrued any amount in the Company’s financial statements. If the Company’s appeal is not successful, the Company may be required to pay damages that range from $0 to approximately $655 thousand.

6.   STOCKHOLDERS’ DEFICIT

Stock Compensation

In 2000, the Company authorized the issuance of 35 thousand shares to a director of the Company who was then acting as chief financial officer of the Company. During the three months ended March 31, 2004, the Company recognized approximately $2 thousand in compensation expense in the statements of operations related to the vesting of these shares.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 (continued)

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s pro forma amounts would have been as indicated in (000s):

	Three Months Ended March 31,
	2005		2004
Net income (loss) as reported	$ 117		(448)
Total stock-based compensation expenses determined
under the fair value accounting, net of tax effects	(84)		(317)

Pro forma net income (loss) under SFAS 123	$ 33		(765)

Net loss per common share as reported
As reported
Basic	$ (0.00)		$ (0.02)
Diluted	$ (0.00)		$ (0.02)
Pro forma
Basic	$ (0.00)		$ (0.03)
Diluted	$ (0.00)		$ (0.03)
Assumptions:
Dividend yield	--		--
Volatility factor	4	05%	3	85%
Risk free interest rate	4.	23%	2.97%
Expected life of option (in years)	10		10

The Company granted 450 thousand options during the three months ended March 31, 2005 and none during the comparable period in 2004. Of the option grants, 200 thousand were issued to consultants. These options vest over one year, have a five-year term, and were valued at $50 thousand. The company recognized approximately $8 thousand in expenses during the three months ended March 31, 2005 related to the issuance of these options. The remaining 250 thousand options were issued to employees, vest ratably over four years, and have a five-year term.

Preferred Stock

Series AA

On April 14, 2004 GMIL and Global Med amended their existing financing agreements and entered into an agreement to convert a portion of the outstanding debt totaling $3.5 million into 3.5 million shares of Series AA Convertible Redeemable Preferred Stock. For the period from March 1, 2004 through February 28, 2005, the Series AA Preferred Stock had a dividend yield of 15%. On March 1, 2005, the dividend rate on the Series AA Preferred Stock increased from 15% to 21%. During March 2004, the Company made one dividend payment in the amount of approximately $203 thousand. The cash dividends are mandatory and due and payable on March 1, June 1, September 1, and December 1 during each quarter the Series AA Preferred Stock is outstanding. The Series AA Preferred Stock can be converted by GMIL into common stock of the Company at any time at a conversion rate of (2.222) shares of common stock for each share of Series AA Preferred Stock. Therefore, the Series AA Preferred Stock is convertible into approximately 7.777 million common shares. At any time after March 1, 2006, the Series AA Preferred Stock is redeemable at GMIL’s option at $1 per share. The Series AA Preferred Stock is mandatorily redeemable on March 1, 2009. If the cash dividends on the Series AA Preferred Stock are not paid within thirty (30) days after the end of the quarter, at GMIL’s option, GMIL will be paid in additional Series AA Preferred Stock equal to the value of the outstanding dividend, or common stock at the closing market price for ten (10) days preceding GMIL’s election.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 (continued)

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Global Med Technologies, Inc. provides information management software products and services to the health care industry. Wyndgate operates as a division of Global Med Technologies, Inc. and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. The Company’s PeopleMed subsidiary offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s system uses the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims and medical records. PeopleMed earns revenues primarily by providing ongoing ASP services. PeopleMed’s revenues were not significant during the three months ended March 31, 2005 and 2004.

The Company has two main products in its Wyndgate division: SafeTrace® and SafeTrace Tx®. SafeTrace is used by blood centers and hospitals to track blood donations. SafeTrace Tx is used primarily by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. Both products are designed to help the users comply with quality and safety standards of the U.S. Food and Drug Administration (“FDA”) for the collection and management of blood and blood products. The Company’s Wyndgate division earns revenues primarily through the sale of software licenses, implementation of the software systems sold, and by providing maintenance for the SafeTrace and SafeTrace Tx software systems. During the three months ended March 31, 2005 and 2004, Wyndgate’s revenues represented 97.0% and 96.6%, respectively, of the Company’s total revenues. During these periods, PeopleMed’s revenues represented the remainder of the revenues.

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

Overall, the Company’s revenues for the three months ended March 31, 2005 increased to $2.575 million from $1.353 million for the prior year’s comparable quarter. Cost of revenues for the quarter ended March 31, 2005 increased to $677 thousand from $563 thousand for the comparable period in 2004. For the quarter ended March 31, 2005 and 2004, the Company’s operating expenses were $1.774 million and $1.100 million, respectively. The Company’s net income was $117 thousand for the three months ended March 31, 2005; the net loss was $448 thousand for the comparable period during 2004.

For the three months ended March 31, 2005 and 2004, the Company’s operations generated positive cash flows from operating activities in the amount of $139 and $6 thousand, respectively. The Company believes that its current customer base and projected backlog of business as well as sales to new customers will be sufficient to fund operations, and we likely will generate positive cash flows from operations and negative cash flows from investing activities through 2005, and possibly thereafter. The Company believes that based on its current backlog as well as projected pipeline of business, it may be able to achieve profitability during 2005, but the Company’s projections may not occur as planned. The Company may require additional external funding in order to pay off its outstanding debt and the redeemable preferred stock when it becomes due or redeemable at the holder’s option, respectively, on March 1, 2006. In addition, the Company’s Series AA Preferred Stock requires significant dividend payments in 2005 that could require the Company to obtain additional financing. In the event we are unable to require additional external financing, we could be required to substantially reduce our software development programs and/or substantially reduce our other operating expenses.

Management of the Company is focused on increasing its revenues and cash flows through direct sales efforts, increasing its marketing footprint through adding additional channel partners and strategic alliances, and developing new products and enhanced functionality to its existing product mix to attract potential customers.

BALANCE SHEET CHANGES

As of March 31, 2005 compared with December 31, 2004, certain balance sheet account changes were significant. For example, prepaid expenses and other assets increased $238 thousand mainly as a result of prepayments of payroll during the first quarter of 2005 when compared with the fourth quarter of 2004. Accounts payable increased $253 thousand as of March 31, 2005 when compared with December 31, 2004. The increase resulted primarily from additional expenses that occurred in the final month of the quarter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended March 31, 2005 increased by $1.222 million or 90.3% when compared with the same three month period in 2004. The primary reason for the increase for the three months ended March 31, 2005 when compared with the comparable period in 2004 was a $673 thousand increase in software license fees associated with new software system sales and recognition of software license fees from prior year’s sales, a $404 thousand increase in implementation and consulting services fees, and a $103 thousand increase in maintenance fees.

Cost of revenue. Cost of revenue as a percentage of total revenues was 26.3% and 41.6% for the three months ended March 31, 2005 and 2004, respectively. The increase in cost of sales for the three months ended March 31, 2005 compared with the same period in 2004 was due primarily to increases of $70 thousand in hardware and software costs and an increase in travel costs of $41 thousand, primarily associated with international travel.

Gross profit. Gross profit as a percentage of total revenue was 73.7% and 58.4% for the three months ended March 31, 2005 and 2004, respectively. The increase in gross profit margins was primarily associated with the increase of $705 thousand in software license fee revenues that have higher gross margins.

General and administrative. General and administrative expenses increased $32 thousand or 5.3%, for the three months ended March 31, 2005 compared to the same three months in 2004.

Sales and marketing. For the three months ended March 31, 2005 compared with the comparable period for 2004, sales and marketing expenses increased $334 thousand, or 108.4%. The increase in sales and marketing expenses is primarily associated with a $113 thousand increase in payroll-related expenses that were primarily associated with the expansion of the Company’s domestic and international sales staff, an $89 thousand increase in commissions and referral fees associated with the increased value of sales during the quarter, an $41 thousand increase in travel expenses, and a $54 thousand increase in consulting expenses associated primarily with the Company’s expansion into international markets.

Research and development. Research and development expenses increased $302 thousand to $453 thousand for the three months ended March 31, 2005 compared to $151 thousand for the three months ended March 31, 2004. The increase in research and development expenses for three months ended March 31, 2005 compared with the three months ended March 31, 2004 was primarily due to a $243 thousand increase in payroll-related costs, a $30 thousand increase in overhead allocations based on the higher payroll, and a $15 thousand increase in travel-related expenses.

Depreciation and Software Amortization. Depreciation and software amortization costs increased to $43 thousand from $37 for the periods ended March 31, 2005 and 2004, respectively.

Interest expense. Interest expense was $23 thousand and $150 thousand for the three months ended March 31, 2005 and 2004, respectively. The primary reason for the decrease was the restructuring of the debt on April 14, 2004 that converted $3.5 million of the outstanding debt into $3.5 million of convertible redeemable Preferred Stock.

Net income (loss). The Company’s net income for the three months ended March 31, 2005 was $117 thousand. The net loss for the comparable period in 2004 was $448 thousand.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1.652 million as of March 31, 2005 compared to $1.633 million at December 31, 2003, none of which was restricted.

The Company had a net working capital deficit of $1.814 million as of March 31, 2005 and $1.452 million at December 31, 2004.

The Company may require additional external financing through additional debt or equity in order to pay off the debt due in March of 2006 or the preferred stock if it is called by the holder in 2006.

The Company had an accumulated deficit of $40.997 million as of March 31, 2005. It is expected that cash flows from the Company’s existing customer base, new sales, sales of common stock and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months excluding acquisitions or major new product development initiatives. Management anticipates that the cash, accounts receivable balances, recurring revenues, proceeds from the sale of common stock, and any future financing activities will be used to fund the Company’s anticipated research and development costs, sales and marketing efforts during the remainder of 2005 and for general working capital purposes. The Company continues to pursue financing alternatives through the issuance of additional equity or debt.

Cash flows from operations provided $139 thousand in cash for the three months ended March 31, 2005. The cash provided during the three months ended March 31, 2005 consisted primarily of the net income of $117 thousand, net of non-cash changes which provided $60 thousand and changes in operating assets and liabilities which used $38 thousand.

ITEM 3.   CONTROLS AND PROCEDURES.

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

     (B)   Changes In Internal Controls Over Financial Reporting

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

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. Mr. Jackson is currently a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. and ordered the Company to pay approximately $655 thousand for attorneys’ fees. Global Med is vigorously pursuing an appeal of this decision. Global Med is appealing the judgment of the court and has not accrued any amount in the Company’s financial statements. If the Company’s appeal is not successful, the Company may be required to pay damages that range from $0 to approximately $655 thousand.

ITEM 2.   CHANGES IN SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the first quarter ended March 31, 2005.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31 Certification of the Chairman and Chief Executive Officer and Acting Principal Financial Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32 Certification of Chairman and Chief Executive Officer and Acting Principal Financial and Accounting Officer.

A Current Report on Form 8-K was filed March 4, 2005 announcing the Company’s financial statement results for the period ended December 31, 2004.

A Current Report on Form 8-K was filed March 16, 2005 documenting the signing of a new Common Stock Purchase agreement with Fusion Capital and the termination of the old agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC. A Colorado Corporation

Date: May 16, 2005

By: /s/ Michael I. Ruxin, M.D. Michael I. Ruxin, M.D. Chairman of the Board and Chief Executive Officer and Acting Principal Financial and Accounting Officer