Form 10QSB
period 2005-06-30
GLOBAL MED TECHNOLOGIES INC
filed 2005-08-03
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]   No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 1, 2005, 27,834,813 shares of the issuer’s Common Stock were outstanding.

Transitional small Business Disclosure Format
(Check One): Yes [   ]   No   [X]

GLOBAL MED TECHNOLOGIES, INC.
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

TABLE OF CONTENTS

		PAGE NO.
Part I-Financial Information
Item 1.	Unaudited Condensed Consolidated Financial Statements
a.	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2005
	and December 31, 2004	3
b.	Unaudited Condensed Consolidated Statements of Operations for the
	three months ended June 30, 2005 and 2004	5
c.	Unaudited Condensed Consolidated Statements of Operations for the
	six months ended June 30, 2005	6
d.	Unaudited Condensed Consolidated Statement of Stockholders’ Deficit
	for the six months ended June 30, 2005	7
e.	Unaudited Condensed Consolidated Statements of Cash Flows for the six
	months ended June 30, 2005 and 2004	8
f.	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	17
Item 3.	Controls and Procedures	22
Part II - Other Information		22
Item 1.	Legal Proceedings	22
Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 6.	Exhibits and Reports on Form 8-K	23
Signatures		24

PART I - FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,918	$1,633
Accounts receivable-trade, net	1,129	731
Accrued revenues, net	86	188
Prepaid expenses and other assets	534	533
Note receivable and accrued interest	508	--

Total current assets	4,175	3,085
Equipment, furniture and fixtures, net	350	287
Capitalized software development costs, net	5	15
Notes receivable and accrued interest	45	529

Total assets	$4,575	$3,916

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 442	$ 122
Accrued expenses	941	862
Accrued payroll	187	163
Accrued compensated absences	343	313
Noncompete accrual	35	35
Deferred revenue	2,514	2,785
Capital lease obligation, current portion	16	14
Financing agreements, related party	529	--
Accrued dividend, related party	115	243

Total current liabilities	5,122	4,537
Capital lease obligation, less current portion	65	74
Financing agreements, related party	--	529

Total liabilities	5,187	5,140

COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 5)
Convertible redeemable Preferred Stock Series AA, $.01 par
Value: Authorized shares - 3,500; 3,500 issued and outstanding
(liquidation preference of $3,500)	3,493	3,493
STOCKHOLDERS’ DEFICIT:
Convertible Preferred Stock Series A, $.01 par value:
Authorized shares - 100, none issued or outstanding	--	--
Convertible Preferred Stock Series BB, $.01 par value:
Authorized shares - 675; none outstanding	--	--
Preferred stock, $.01 par value: Authorized shares - 5,725;
None issued or outstanding	--	--
Common stock, $.01 par value: Authorized shares - 90,000;
Issued and outstanding shares-27,755 and 27,465 at
June 30, 2005 and December 31, 2004, respectively	277	275
Additional paid-in capital	36,485	35,975
Accumulated deficit	(40,867)	(40,967)

Total stockholders’ deficit	(4,105)	(4,717)

Total liabilities and stockholders’ deficit	$ 4,575	$ 3,916

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share information)

	Three months ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Revenues	$ 2,854	$ 1,460
Cost of revenues	834	621

Gross profit	2,020	839

OPERATING EXPENSES:
General and administrative	550	580
Sales and marketing	604	386
Research and development	507	182
Depreciation and software amortization	39	36

Total operating expenses	1,700	1,184

Income (loss) from operations	320	(345)

OTHER INCOME (EXPENSE):
Interest income	16	13
Interest expense	(3)	--
Interest expense, related party	(20)	(40)

Total other income (expense)	(7)	(27)

Income (loss) before provision for income tax	313	(372)
Provision for income tax	--	--

Net income (loss)	$ 313	$ (372)
Preferred dividend, related party	(183)	(189)

Net income (loss) attributable to common shareholders	$ 130	$ (561)

Basic and Diluted income (loss) per common share
Basic	$ 0.00	$ (0.02)

Diluted	$ 0.00	$ (0.02)

Weighted average number of common shares outstanding
Basic	27,705	25,626

Diluted	42,225	25,626

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share information)

	Six months ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Revenues	$ 5,429	$ 2,813
Cost of revenues	1,511	1,184

Gross profit	3,918	1,629

OPERATING EXPENSES:
General and administrative	1,186	1,184
Sales and marketing	1,246	694
Research and development	960	333
Depreciations and software amortization	82	73

Total operating expenses	3,474	2,284

Income (loss) from operations	444	(655)

OTHER INCOME (EXPENSE):
Interest income	32	25
Interest expense	(6)	--
Interest expense, related party	(40)	(190)

Total other income (expense)	(14)	(165)

Income (loss) before provision for income tax	430	(820)
Provision for income tax	--	--

Net income (loss)	430	(820)
Preferred dividends, related party	(330)	(189)

Net income (loss) attributable to common shareholders	$ 100	$(1,009)

Net income (loss) per common share
Basic	$ 0.00	$ (0.04)

Diluted	$ 0.00	$ (0.04)

Weighted average number of common shares outstanding:
Basic	27,665	25,089

Diluted	42,372	25,089

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balances, January 1, 2005	27,465	$275	$35,975	$(40,967)	$(4,717)
Issuance of options (unaudited) for
services	--	--	22	--	22
Issuance of common shares for
services, related party (see Note 5)
(unaudited)	7	--	--	--	--
Exercise of options (unaudited)	232	2	169	--	171
Dividends on series AA Preferred
Stock, related party (see Note 6)
(unaudited)	--	--	--	(330)	(330)
Issuance of common shares for cash,
net of issuance costs of $14
thousand (see Note 6) (unaudited)	51	--	56	--	56
Subscribed common stock for cash, net
net of issuance costs of $67
thousand (see Note 6)(unaudited)	--	--	263	--	263
Net income (unaudited)	--	--	--	430	430

Balances, June 30, 2005
(unaudited)	27,755	$277	$36,485	$(40,867)	$(4,105)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 430	$(820)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	72	53
Amortization of software development costs	10	20
Bad debt expense (credit)	15	(20)
Common stock, options and warrants issued
for services and other, net	22	10
Changes in operating assets and liabilities:
Accounts receivable-trade, gross	(413)	(741)
Accrued revenues, net	102	87
Prepaid expenses and other assets	(32)	(48)
Accrued interest, notes receivable	(24)	(24)
Accounts payable	320	(64)
Accrued expenses	79	136
Accrued payroll	24	6
Accrued compensated absences	30	(1)
Deferred revenue	(271)	794

Net cash provided (used) by operating activities	364	(612)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(135)	(33)

Net cash used in investing activities	(135)	(33)

See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(In thousands)

	Six months ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Issuance of common shares for cash, net	350	549
Costs associated with Preferred Stock issuance	--	(7)
Exercise of options for cash	171	--
Dividend payments Series AA Preferred Stock, related party	(458)	--
Principal payments under capital lease obligations	(7)	--

Net cash provided by in financing activities	56	542

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	285	(103)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,633	983

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 1,918	$ 880

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS

The Company paid $40 thousand and $112 thousand for interest for the six months ended June 30, 2005 and 2004, respectively. The Company recognized approximately $22 thousand and $0 thousand for the six months ended June 30, 2005 and 2004, respectively, in expenses related to the issuance of options and warrants.

During 2004, the Company issued 50 thousand warrants to a third party that were valued at $28 thousand as part of the transaction costs associated with an agreement to purchase common stock. During the six months ended June 30, 2005, the Company received $350 thousand in net cash proceeds from the issuance of common stock related to the common stock purchase agreement. On the Company’s Statement of Shareholder’s Deficit, the Company applied the $28 thousand valuation of the warrants as well as $3 thousand in valuation associated with issuances of common shares during 2004 under the common stock purchase agreement against the net proceeds.

The Company issued common shares to a related party for services valued at $4 thousand during the three months ended June 30, 2004.

The Company accrued dividends on the Series AA Preferred Stock to a related party totaling $330 thousand and $112 thousand for the first six months of June 30, 2005 and 2004, respectively.

In addition to the accrued dividends on the Series AA Preferred Stock, the Company recognized additional dividends of approximately $77 thousand during the six months ended June 30, 2004 as a result of the intrinsic value of the beneficial conversion feature associated with conversion of the Series AA Preferred Stock into the Company's common stock as of April 14, 2004.

The Company converted $3.5 million of “Indebtedness due in 2004, related party as preferred stock in 2004” into Series AA Preferred Stock on April 14, 2004. The Company incurred approximately $7 thousand of cash issuance costs associated with this conversion. See Note 3 of the financial statements for further discussion.

During the six months ended June 30, 2004, the Company converted approximately $60 thousand of accrued payroll and approximately $224 thousand of accrued compensated absences into approximately $284 thousand of Series BB Preferred Stock.

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the “Company” or “Global Med”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position as of June 30, 2005 and the results of their operations for the three and six months ended June 30, 2005 and 2004 have been included.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. The interim results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period of 2005 or for the year ending December 31, 2005.

On November 28, 2001, the shareholders of eVision International, Inc. (“eVision”) approved a transaction which transferred certain of the assets of eVision to Online Credit Limited (“Online Credit”) as satisfaction of the certain obligations eVision had with Online Credit. As a result, all of Global Med’s common shares held by eVision and all eBanker’s common shares and warrants held by eVision were transferred to Online Credit. Consequently, as of November 28, 2001, Global Med remained a consolidated entity of eBanker for accounting purposes; however, eBanker was then directly controlled by Online Credit instead of eVision.

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

The Company has not recorded a provision for income taxes for the three or six months ended June 30, 2005. No income tax is due for the three or six months ended June 30, 2005, because the Company has net operating loss carry forwards from prior periods that would offset any current income taxes, and the deferred tax asset related to the net operating loss carry forward is fully reserved by a valuation allowance.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

Basic income (loss) per common share excludes dilution and is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share reflects the potential dilution of securities that could participate in the earnings unless their effort is antidilutive. Stock options, warrants outstanding and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Common share equivalents are excluded from the computation, as their effect would be antidilutive. For the three months ended June 30, 2004, approximately 8.8 million equivalent dilutive securities (primarily common stock options, convertible preferred stock, and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive. For the six months ended June 30, 2004, approximately 4.8 million in dilutive securities (primarily common stock options, convertible preferred stock and warrants) have been excluded from the weighted average number of common shares outstanding for the diluted net loss per share computations are antidilutive.

Recent Accounting Pronouncements

      In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 151 (“SFAS 151”), Inventory Costs – an amendment of ARB No. 43, Chapter 4, which relates to inventory costs and the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. The provisions of SFAS 151 are effective for inventory costs incurred beginning in the first quarter of 2006. The Company does not believe that the adoption of SFAS 154 will have a material effect on our results of operations or financial position.

      In June of 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not believe that the adoption of SFAS 154 will have a material effect on our results of operations or financial position.

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   RELATED PARTIES

Global Med is financed primarily through lending arrangements with Global Med International Limited (“GMIL”) which is a subsidiary of eBanker USA.com, Inc. (“eBanker”). These lending arrangements were originated by eBanker and transferred, along with eBanker’s ownership in Global Med, to Global Med China Asia Limited (“GMCAL”) in October 2002, and then the lending arrangements were transferred to GMIL in September 2003. Until November 28, 2001, eBanker was a consolidated subsidiary of eVision. eVision is approximately 11% owned by China Credit Limited (“China Credit”) and its subsidiary, Online Credit and Heng Fung Singapore Ptc. Limited. Currently, GMCAL is a shareholder of Global Med. Until November, 2001 and November, 2002, eVision was also a shareholder of Global Med.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 (continued)

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

During the six months ended June 30, 2005 and 2004, eVision provided the Company with various accounting services for which the Company incurred $6 thousand and $15 thousand in general and administrative expenses, respectively. During the three months ended June 30, 2005 and 2004, the Company incurred $40 thousand and $190 thousand, respectively, in interest charges to eBanker. As of June 30, 2005 and December 31, 2004, the Company had accrued liabilities consisting of accounting services in the amounts of $119 thousand and $113 thousand, respectively, from eVision. These amounts are included in accrued expenses in the accompanying balance sheets. The Company also had accrued interest expense of $69 thousand as of June 30, 2005 and December 31, 2004. These amounts are included in accrued expenses in the accompanying balance sheets.

3.   FINANCING AGREEMENTS, RELATED PARTY

On April 14, 2004, GMIL and Global Med amended their existing financing agreements and entered into an agreement to combine the outstanding $3.829 million and $200 thousand debt agreements (the “Preferred Stock Agreement”). The combined loan of $4.029 million was then separated into two parts: $529 thousand was converted into debt (“Remaining Debt”) and $3.5 million was converted into $1 par value Series AA Convertible Redeemable Preferred Stock (“Preferred Stock”). The due date of the Remaining Debt is March 1, 2006. The interest rate on the Remaining Debt is 15% per year and interest on this debt is due and payable quarterly on March 1, June 1, September 1, and December 1 of each year until the Remaining Debt is paid in full. The Remaining Debt is secured by all of Global Med’s assets and is subject to the outstanding terms of November 19, 2000 financing agreement (“Loan Agreement”). Principal of $529 thousand and accrued interest of $69 thousand was outstanding under the terms of the Remaining Debt agreement as of June 30, 2005 and December 31, 2004.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 (continued)

4.    PEOPLEMED.COM, INC.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc., (“PeopleMed”) a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. The remaining 17% of PeopleMed is owned by third parties and certain officers and directors of Global Med. There is no minority interest reflected in the June 30, 2005 or December 31, 2004 balance sheets because PeopleMed had a stockholders’ deficit as of those dates.

5.    COMMITMENTS AND CONTINGENCIES

Note Receivable

Note Receivable Collectibility

The Company has outstanding notes receivable in the amount of $400 thousand and accrued interest receivable of approximately $153 thousand outstanding as of June 30, 2005. The Company lent money to the party to the notes receivable from 2001 to 2003. Consistent with the terms of the notes receivable, the Company has received no interest or principal payments and all accrued and unpaid interest and principal are due at various dates during 2006. As of June 30, 2005, approximately $508 thousand of the notes receivable and the related accrued interest were classified as current. The Company does not believe the outstanding notes receivable or the accrued interest are impaired as of June 30, 2005. If the party to the note receivable is unable to pay the note receivable or defaults on a material portion of payment of the note receivable, this could have material impact on the Company’s financials statements for the period in which the default or impairment is recognized.

Legal Proceedings

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. Mr. Jackson is currently a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. and ordered the Company to pay approximately $655 thousand for attorneys’ fees. Global Med is vigorously pursuing an appeal of this decision. Global Med is appealing the judgment of the court and has not accrued any amount in the Company’s financial statements. If the Company’s appeal is not successful, the Company may be required to pay legal fees and costs that are currently estimated at approximately $655 thousand.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 (continued)

6.    STOCKHOLDERS’ DEFICIT

Common Stock Purchase Agreement

On March 16, 2005, the Company entered into a common stock purchase agreement (“Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), a Chicago based institutional investor, whereby Fusion Capital has agreed to purchase up to $8.0 million of common stock over a 32-month period. Global Med has the right to sell to Fusion Capital $12,500 of its common stock, per trading day, at a purchase price based upon recent market prices for Global Med’s common stock. The Purchase Agreement with Fusion Capital allows the Company to increase Fusion’s daily purchase of common stock beyond the $12,500 amount under certain circumstances. For each $0.10 increase in the price of the Company’s common stock over $0.75, the Company will have the right but not obligation, to increase the amount purchased by Fusion Capital by $3 thousand per day. At the Company’s sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock, within certain ranges, each month up to $8.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to Fusion Capital. Global Med also has the right to terminate the agreement at any time without any additional cost. Fusion Capital has agreed not to engage in any direct or indirect short selling or hedging of the common stock in any manner whatsoever.

As part of the execution of the Purchase Agreement, the Company issued approximately 487 thousand shares of restricted common stock to Fusion Capital prior to any purchase of registered shares. In addition, under the terms of the Purchase Agreement, the Company is required to reserve 10 million shares for issuance to Fusion Capital. As Fusion Capital purchases up to $8.0 million in common stock, the Company is required to issue an additional 487 thousand shares (“Additional Commitment Shares”) of common stock ratably as these shares are purchased. The Additional Commitment Shares are given a value by the Company by taking the proceeds received from Fusion Capital on a given day that the Company has allowed them to apply to common share purchases and dividing it by the total of the common share purchased and the Additional Commitment shares to be received for that daily purchase. Any monies received from Fusion Capital, up to the $8 million in common share purchases required by the Purchase Agreement, that the Company has not allowed Fusion Capital to use toward the purchase of common shares are applied to subscribed common stock.

Issuance of Common Stock and Subscribed Common Stock

During the quarter ended June 30, 2005, the Company received proceeds of $400 thousand from Fusion Capital as part of the agreement to purchase registered common shares from the Company. The Company incurred costs of approximately $81 thousand in association with the proceeds received from Fusion Capital. Of the $81 thousand in issuance costs, $50 thousand related to cash payments the Company was required to make to a third party in conjunction with the receipt of proceeds from Fusion Capital and the remainder related to the valuation of common stock or warrants the Company was required to issue in association with the Purchase Agreement. The terms of the Purchase Agreement allow the Company, at its sole discretion, to sell common shares to Fusion Capital within certain ranges on each day. During the six months ended June 30, 2005, the Company allowed $70 thousand of common share purchases by Fusion Capital. As a result of the $70 thousand in common share purchases, the Company issued 47 thousand purchased shares and 4 thousand Additional Commitment Shares in accordance with the terms of the Purchase Agreement. As the Company received total proceeds of $400 thousand from Fusion Capital and $70 thousand was applied directly to common share purchases, the remaining unapplied monies of $330 thousand were allocated to subscribed common stock because these monies represent part of the $8 million in common share purchases that Fusion Capital is required to make under the terms of the Purchase Agreement. As of July 28, 2005, the Company had received $500 thousand in proceeds from Fusion Capital and the Company had allowed $150 thousand in common stock purchases. The Company has not allowed $350 thousand in common share purchases as of this date.

Stock Compensation

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

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s pro forma amounts would have been as indicated in (000s):

	Six Months Ended June 30,
	2005		2004
Net income (loss) as reported	$ 430		(820)
Total stock-based compensation expenses determined
under the fair value accounting, net of tax effects	(168)		(634)

Pro forma net income (loss) under SFAS 123	$ 262		(1,454)

Net income (loss) per common share:
As reported
Basic	$ 0.00		$ (0.04)
Diluted	$ 0.00		$ (0.04)
Pro forma
Basic	$ (0.00)		$ (0.07)
Diluted	$ (0.00)		$ (0.07)
Assumptions:
Dividend yield	--		--
Volatility factor	4	05%	3	85%
Risk free interest rate	4.	23%	2.97%
Expected life of option (in years)	10		10

The reason the pro forma basic and diluted calculations are negative for the six months ended June 30, 2005 is because the Company’s preferred stock dividends are not included in the net income number above but are deducted from net income in order to arrive at the net loss attributable to common shareholders.

The Company granted 450 thousand options during the six months ended June 30, 2005 and 100 thousand during the comparable period in 2004. Of the option grants, 200 thousand were issued to consultants. These options vest over one year, have a five-year term, and were valued at $50 thousand. The Company recognized approximately $20 thousand in expenses during the six months ended June 30, 2005 related to the issuance of these options. The remaining 250 thousand options were issued to employees, vest ratably over four years, and have a five-year term.

Preferred Stock

Series AA

On April 14, 2004 GMIL and Global Med amended their existing financing agreements and entered into an agreement to convert a portion of the outstanding debt totaling $3.5 million into 3.5 million shares of Series AA Convertible Redeemable Preferred Stock. For the period from March 1, 2004 through February 28, 2005, the Series AA Preferred Stock had a dividend yield of 15%. On March 1, 2005, the dividend rate on the Series AA Preferred Stock increased from 15% to 21%. During March and June 2005, the Company made dividend payments of approximately $203 thousand and $255 thousand, respectively. The cash dividends are mandatory and due and payable on March 1, June 1, September 1, and December 1 during each quarter the Series AA Preferred Stock is outstanding. The Series AA Preferred Stock can be converted by GMIL into common stock of the Company at any time at a conversion rate of (2.222) shares of common stock for each share of Series AA Preferred Stock. Therefore, the Series AA Preferred Stock is convertible into approximately 7.777 million common shares. At any time after March 1, 2006, the Series AA Preferred Stock is redeemable at GMIL’s option at $1 per share. The Series AA Preferred Stock is mandatorily redeemable on March 1, 2009. If the cash dividends on the Series AA Preferred Stock are not paid within thirty (30) days after the end of the quarter, at GMIL’s option, GMIL will be paid in additional Series AA Preferred Stock equal to the value of the outstanding dividend, or common stock at the closing market price for ten (10) days preceding GMIL’s election.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 (continued)

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

7. NET INCOME (LOSS) PER SHARE

The following tables set forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004, respectively, (in thousands):

	Three Months Ended June 30,
	2005	2004
Weighted average number of shares used in the basic
Earnings per share computation	27,705	25,626

Effect of dilutive securities:
Common stock options	5,001	--
Common stock warrants	9,519	--

Dilutive securities	14,520	--

Adjusted weighted average number of shares used in
diluted earnings per share computation	42,225	25,626

	Six Months Ended June 30,
	2005	2004
Weighted average number of shares used in the basic
Earnings per share computation	27,665	25,089

Effect of dilutive securities:
Common stock options	5,092	--
Common stock warrants	9,615	--

Dilutive securities	14,707	--

Adjusted weighted average number of shares used in
diluted earnings per share computation	42,372	25,089

The effects of potentially dilutive securities for the six months ended June 30, 2005 and 2004 and the three months ended June 30, 2004 have not been included in the calculation of diluted earnings per share as the effects were antidilutive. For the three months ended June 30, 2005, the Series AA Preferred Stock convertible into 7.777 million shares of common stock was excluded from the diluted earnings per share calculation as the effect of conversion was anti-dilutive.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Global Med Technologies, Inc. provides information management software products and services to the health care industry. Wyndgate operates as a division of Global Med Technologies, Inc. and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. The Company’s PeopleMed subsidiary offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s system uses the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims and medical records. PeopleMed earns revenues primarily by providing ongoing ASP services. PeopleMed’s revenues were not significant during the three or six months ended June 30, 2005 and 2004.

The Company has two main products in its Wyndgate division: SafeTrace® and SafeTrace Tx®. SafeTrace is used by blood centers and hospitals to track blood donations. SafeTrace Tx is used primarily by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. Both products are designed to help the users comply with quality and safety standards of the U.S. Food and Drug Administration (“FDA”) for the collection and management of blood and blood products. The Company’s Wyndgate division earns revenues primarily through the sale of software licenses, implementation of the software systems sold, and by providing maintenance for the SafeTrace and SafeTrace Tx software systems. During the three months ended June 30, 2005 and 2004, Wyndgate’s revenues represented 98.4% and 96.6%, respectively, of the Company’s total revenues. During the six months ended June 30, 2005 and 2004, Wyndgate’s revenues represented 97.7% and 96.6% of the Company’s total revenues. During these periods, PeopleMed’s revenues represented the remainder of the revenues.

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

Overall, the Company’s revenues for the three months ended June 30, 2005 increased to $2.854 million from $1.460 million for the prior year’s comparable period. Cost of revenues for the quarter ended June 30, 2005 increased to $834 thousand from $621 thousand for the comparable period in 2004. For the quarter ended June 30, 2005 and 2004, the Company’s operating expenses were $1.7 million and $1.184 million, respectively. The Company’s net income was $313 thousand for the three months ended June 30, 2005; the net loss was $372 thousand for the comparable period during 2004.

Overall, the Company’s revenues for the six months ended June 30, 2005 increased to $5.429 million from $2.813 million for the prior year’s comparable period. Cost of revenues for the six months ended June 30, 2005 increased to $1.511 million from $1.184 million for the comparable period in 2004. For the six months ended June 30, 2005 and 2004, the Company’s operating expenses were $3.474 million and $2.284 million, respectively. The Company’s net income was $430 thousand for the six months ended June 30, 2005; the net loss was $820 thousand for the comparable period during 2004.

For the three months ended June 30, 2005 the Company’s operations generated positive cash flows from operating activities in the amount of $225 thousand. During the three months ended June 30, 2004, the Company’s operations used $618 thousand.

For the six months ended June 30, 2005, the Company’s operating activities generated $364 thousand. For the comparable period in 2004, the Company’s operating activities used $612 thousand.

The Company believes that its current customer base and projected backlog of business as well as sales to new customers will be sufficient to fund operations, and we likely will generate positive cash flows from operations and negative cash flows from investing activities through 2005, and possibly thereafter.

During the three months ended June 30, 2005 the Company received $400 thousand in cash from Fusion Capital Fund II, LLC (“Fusion”) as part of Fusion’s planned purchase of $8 million in common stock from the Company. The Company believes that Fusion will continue to exercise its rights under the common stock purchase agreement with further significant purchases of common stock during 2005 and beyond. As documented above, the Company is in the process of receiving additional external financing from Fusion. The Company believes it will be able to use these externally generated funds to pay off its outstanding debt and the redeemable preferred stock when they becomes due or redeemable at the holder’s option, respectively, on March 1, 2006.

The Company believes that based on its current backlog as well as projected pipeline of business, it may be able to achieve profitability during 2005.

Management of the Company is focused on increasing its revenues and cash flows through direct sales efforts, increasing its marketing footprint through adding additional channel partners and strategic alliances, and developing new products and enhanced functionality to its existing product mix to attract potential customers.

BALANCE SHEET CHANGES

As of June 30, 2005 compared with December 31, 2004, certain balance sheet account changes were significant. Cash increased $285 primarily as a result of the $364 thousand in cash generated from operations. Accounts receivable increased $398 thousand primarily as a result of the increased customers billings during the quarter in the amount of $3.02 million of which $1.257 million were generated during June of 2005. The Company’s accounts payable increased by $320 thousand which was primarily the result of the timing of these payments and increased business activity.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 151 (“SFAS 151”) , Inventory Costs – an amendment of ARB No. 43, Chapter 4, which relates to inventory costs and the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. The provisions of SFAS 151 are effective for inventory costs incurred beginning in the first quarter of 2006. The Company does not believe that the adoption of SFAS 154 will have a material effect on our results of operations or financial position.

 In June of 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not believe that the adoption of SFAS 154 will have a material effect on our results of operations or financial position.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended June 30, 2005 increased by $1.394 million or 95.5% to $2.854 million from $1.460 million for the same three month period in 2004. The primary reason for the increase was a $822 thousand increase in software license fees associated with new software system sales and recognition of software license fees from prior year’s sales, a $436 thousand increase in implementation and consulting services fees, and a $143 thousand increase in maintenance fees.

Cost of revenue. Cost of revenue as a percentage of total revenues was 29.2% and 42.5% for the three months ended June 30, 2005 and 2004, respectively. For the three months ended June 30, 2005, the cost of revenues increased $213 thousand or 34.3% to $834 thousand from $621 thousand for the comparable period in 2004. The increase in the cost of revenues is directly related to the increase in revenues. The $201 thousand increase in cost of revenues was primarily related to a $104 thousand increase in labor-related charges, a $57 thousand increase in third party software costs, and a $24 thousand increase in costs associated primarily with international travel.

Gross profit. Gross profit as a percentage of total revenue was 70.8% and 57.5% for the three months ended June 30, 2005 and 2004, respectively. The increase in gross profit margins was primarily associated with the increase of $822 thousand in software license fee revenues.

General and administrative. General and administrative expenses decreased $30 thousand or 5.2%, for the three months ended June 30, 2005 compared to the same three months in 2004.

Sales and marketing. For the three months ended June 30, 2005 compared with the comparable period for 2004, sales and marketing expenses increased $218 thousand to $604 thousand, or 56.5% from $386 thousand for the same three month period in 2004. The increase in sales and marketing expenses was primarily associated with a $143 thousand increase in payroll and commission-related expenses that resulted from the expansion of the Company’s domestic and international sales staff and the increase in sales activity and a $52 thousand increase in consulting costs associated with international sales and marketing efforts.

Research and development. Research and development expenses increased $325 thousand to $507 thousand for the three months ended June 30, 2005 compared to $182 thousand for the three months ended June 30, 2004. The increase in research and development expenses for three months ended June 30, 2005 compared with the three months ended June 30, 2004 was primarily due to a $258 thousand increase in payroll-related costs, a $30 thousand increase in overhead allocations based on the higher payroll, and a $26 thousand increase in expenses associated with consulting services. This increase was primarily associated with new product development costs.

Depreciation and Software Amortization. Depreciation and software amortization costs increased to $39 thousand from $36 for the periods ended June 30, 2005 and 2004, respectively.

Interest expense. Interest expense was $23 thousand and $40 thousand for the three months ended June 30, 2005 and 2004, respectively

Net income (loss). The Company’s net income for the three months ended June 30, 2005 was $313 thousand. The net loss for the comparable period in 2004 was $372 thousand. The primary reason for the change was the increase in revenues.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the six months ended June 30, 2005 increased $2.616 million or 93.0% to $5.429 million when compared with $2.813 million for the comparable period in 2004. The increase for the six months ended June 30, 2005 was due primarily to an increase in software license fee of $1.495 million, an increase in revenues for implementation of approximately $840 thousand, and an increase in maintenance revenues of $246 thousand.

Cost of revenue. Cost of revenues for the six months ended June 30, 2005 increased by $327 thousand or 27.6% to $1.511 million compared with $1.184 million for the comparable period in 2004. The increase in costs was significantly less than the increase in revenues of 93.0%. The primary reason for the increase in cost of revenues was a $127 thousand increase in the costs associated with third party software sold to customers, a $100 thousand increase in labor-related costs, and a $65 thousand increase in travel-related expenses.

Gross profit. Gross profit as a percentage of total revenues was 72.2% and 57.9% for the six months ended June 30, 2005 and 2004, respectively. Gross profit was $3.918 million for the six months ended June 30, 2005, and $1.629 million for the six months ended June 30, 2004. The increase was primarily the result of an increase in revenues.

General and administrative. General and administrative expenses increased $2 thousand or 0.2%, for the six months ended June 30, 2005 compared to the same six months in 2004.

Sales and marketing. Sales and marketing expenses increased $552 thousand or 79.5% to $1.246 million for the six months ended June 30, 2005 from $694 thousand for the comparable period in 2004. The primary reasons for the increase was an increase in payroll and commission-related expenses of $340 thousand, a $105 thousand increase in consulting expenses related to international sales and marketing activity, a $31 thousand increase in travel-related expenses, and a $26 thousand increase in allocated overhead.

Research and development. Research and development expenses increased $627 thousand to $960 thousand, for the six months ended June 30, 2004 compared to $333 thousand for the same six months in 2004. The increase in research and development expenses was primarily due to a $502 thousand increase in labor-related costs, a $59 thousand increase in overhead allocations, and a $33 thousand increase in consulting services expenses.

Depreciation and software amortization. Depreciation and software amortization was $82 thousand and $73 thousand for the six months ended June 30, 2005 and 2004, respectively.

Income (loss) from operations before other income (expense). The Company’s income from operations during the six months ended June 30, 2005 was $444 thousand. The loss from operations was $655 thousand for the six months ended June 30, 2004. The change was due primarily to the increase in revenue as discussed above.

Interest expense. Interest expense decreased $144 thousand for the six months ended June 30, 2005 to $46 thousand compared to $190 thousand for the comparable period in 2004. The primary reason for the decrease was due to the restructuring of the Company’s debt more fully discussed in Note 3 of the Financial Statements.

Income taxes. For the six months ended June 30, 2005 and 2004, the Company did not record a provision for income taxes. No income tax is due for this period because the Company has net operating loss carryforwards from prior periods that fully offset the tax provision, and the deferred tax asset related to the net loss carryforwards is fully reserved by a valuation allowance.

Net income (loss). The Company’s posted net income of $430 thousand, net income for the six months ended June 30, 2005, and a net loss of $820 thousand for the same period in 2004. The change from net income to a net loss was primarily the result of the increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1.918 million as of June 30, 2005 compared to $1.633 million at December 31, 2004, none of which was restricted.

The Company had a net working capital deficit of $947 thousand as of June 30, 2005 and $1.452 million at December 31, 2004.

The Company is in the process of receiving external financing from Fusion. The Company believes it will be able to use these externally generated funds to pay off its outstanding debt and the redeemable preferred stock when they becomes due or redeemable at the holder’s option, respectively, on March 1, 2006.

The Company had an accumulated deficit of $40.867 million as of June 30, 2005. It is expected that cash flows from the Company’s existing customer base, new sales, sales of common stock and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the operating requirements for the next twelve months excluding acquisitions. Management anticipates that the cash, accounts receivable balances, recurring revenues, and new system sales will be used to fund the Company’s anticipated research and development costs, sales and marketing efforts during the next twelve months. During the six months ended June 30, 2005, the Company paid approximately $458 thousand in cash dividends to GMIL, a related party. The Company will be required to continue to pay these dividends until the preferred stock is redeemed or converted. Management anticipates that the Company’s operating and financing activities will continue to generate sufficient cash for the Company to continue to pay these dividends as they become due.

Cash flows from operations provided $364 thousand in cash for the six months ended June 30, 2005. The cash provided during the six months ended June 30, 2005 consisted primarily of the net income of $430 thousand, net of non-cash changes which provided $119 thousand and changes in operating assets and liabilities which used $185 thousand.

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

     (C)      Internal Controls Over Financial Reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued hereunder, we will be required to include in our Annual Report on Form 10-KSB for the year ending December 31, 2006 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), will also be required to attest to and report on management’s assessment. The Company has not begun the necessary compliance work related to Section 404, and as a result we have not yet evaluated or tested our compliance with this Section. Although we believe that the controls and procedures that were in place for the year ended December 31, 2004 provide reasonable assurance the Company’s control objectives are being met, neither we nor our auditors have confirmed this objective as will be required under Section 404. As a result, there is the possibility that material deficiencies as defined in Section 404 could exist.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. Mr. Jackson is currently a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. and ordered the Company to pay approximately $655 thousand for attorneys’ fees. Global Med is vigorously pursuing an appeal of this decision. Global Med is appealing the judgment of the court and has not accrued any amount in the Company’s financial statements. If the Company’s appeal is not successful, the Company may be required to pay legal fees and costs that are currently estimated at approximately $655 thousand.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the second quarter ended June 30, 2005.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31 Certification of the Chairman and Chief Executive Officer and Acting Principal Financial Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32 Certification of Chairman and Chief Executive Officer and Acting Principal Financial and Accounting Officer.

A Current Report on Form 8-K was filed May 17, 2005 announcing the Company’s financial statement results for the period ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC. A Colorado Corporation

Date: August 3, 2005

By: /s/ Michael I. Ruxin, M.D. Michael I. Ruxin, M.D. Chairman of the Board and Chief Executive Officer and Acting Principal Financial and Accounting Officer