Form 10QSB
period 2005-09-30
GLOBAL MED TECHNOLOGIES INC
filed 2005-10-24
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of October 21, 2005, 27,815,419 shares of the issuer’s Common Stock were outstanding.

Transitional small Business Disclosure Format
(Check One): Yes [   ]   No   [X]

GLOBAL MED TECHNOLOGIES, INC.
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

		PAGE NO.
Part I-Financial Information
Item 1.	Unaudited Condensed Consolidated Financial Statements
a.	Unaudited Condensed Consolidated Balance Sheets as of
	September 30, 2005 and December 31, 2004	3
b.	Unaudited Condensed Consolidated Statements of Operations for the
	three months ended September 30, 2005 and 2004	5
c.	Unaudited Condensed Consolidated Statements of Operations for the
	nine months ended September 30, 2005 and 2004	6
d.	Unaudited Condensed Consolidated Statement of Stockholders’ Deficit
	for the nine months ended September 30, 2005	7
e.	Unaudited Condensed Consolidated Statements of Cash Flows for the
	nine months ended September 30, 2005 and 2004	8
f.	Notes to Unaudited Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18
Item 3.	Controls and Procedures	23
Part II - Other Information		24
Item 1.	Legal Proceedings	24
Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 6.	Exhibits and Reports on Form 8-K	24
Signatures		25

PART I - FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 763	$1,633
Accounts receivable-trade, net	673	731
Accrued revenues, net	216	188
Prepaid expenses and other assets	500	533
Deposit in Escrow	1,004	--
Note receivable and accrued interest	543	--

Total current assets	3,699	3,085
Equipment, furniture and fixtures, net	343	287
Capitalized software development costs, net	3	15
Notes receivable and accrued interest	22	529

Total assets	$4,067	$3,916

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 415	$ 122
Accrued expenses	839	862
Accrued payroll	113	163
Accrued compensated absences	350	313
Noncompete accrual	35	35
Deferred revenue	2,217	2,785
Capital lease obligations, current portion	16	14
Financing agreements, related party	529	--
Accrued dividend, related party	42	243

Total current liabilities	4,556	4,537
Capital lease obligations, less current portion	62	74
Financing agreements, related party	--	529

Total liabilities	4,618	5,140

COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 5)
Convertible redeemable Preferred Stock Series AA, $.01 par
Value: Authorized shares - 3,500; 3,500 issued and outstanding
(liquidation preference of $3,500)	3,493	3,493
STOCKHOLDERS’ DEFICIT:
Convertible Preferred Stock Series A, $.01 par value:
Authorized shares - 100, none issued or outstanding	--	--
Convertible Preferred Stock Series BB, $.01 par value:
Authorized shares - 675; none outstanding	--	--
Preferred stock, $.01 par value: Authorized shares - 5,725;
None issued or outstanding	--	--
Common stock, $.01 par value: Authorized shares - 90,000;
Issued and outstanding shares- 27,815 and 27,465 at
September 30, 2005 and December 31, 2004, respectively	278	275
Additional paid-in capital	36,687	35,975
Accumulated deficit	(41,009)	(40,967)

Total stockholders’ deficit	(4,044)	(4,717)

Total liabilities and stockholders’ deficit	$ 4,067	$ 3,916

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share information)

	Three months ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Revenues	$ 2,660	$ 1,794
Cost of revenues	892	587

Gross profit	1,768	1,207

OPERATING EXPENSES:
General and administrative	522	644
Sales and marketing	567	377
Research and development	584	236
Depreciation and software amortization	42	41

Total operating expenses	1,715	1,298

Income (loss) from operations	53	(91)

OTHER INCOME (EXPENSE):
Interest income	13	13
Interest expense	(3)	(2)
Interest expense, related party	(20)	(19)

Total other income (expense)	(10)	(8)

Income (loss) before provision for income tax	43	(99)
Provision for income tax	--	--

Net income (loss)	43	(99)
Preferred dividend, related party	(185)	(159)

Net loss attributable to common shareholders	$ (142)	$ (258)

Basic and Diluted loss per common share
Basic	$ (0.01)	$ (0.01)

Diluted	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding
Basic	27,810	26,116

Diluted	27,810	26,116

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share information)

	Nine months ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Revenues	$ 8,089	$ 4,607
Cost of revenues	2,403	1,771

Gross profit	5,686	2,836

OPERATING EXPENSES:
General and administrative	1,708	1,828
Sales and marketing	1,813	1,071
Research and development	1,544	569
Depreciation and software amortization	124	114

Total operating expenses	5,189	3,582

Income (loss) from operations	497	(746)

OTHER INCOME (EXPENSE):
Interest income	45	38
Interest expense	(9)	(2)
Interest expense, related party	(60)	(209)

Total other income (expense)	(24)	(173)

Income (loss) before provision for income tax	473	(919)
Provision for income tax	--	--

Net income (loss)	473	(919)
Preferred dividends, related party	(515)	(348)

Net loss attributable to common shareholders	$ (42)	$(1,267)

Net loss per common share
Basic	$ (0.00)	$ (0.05)

Diluted	$ (0.00)	$ (0.05)

Weighted average number of common shares outstanding:
Basic	27,714	25,433

Diluted	27,714	25,433

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balances, January 1, 2005	27,465	$275	$35,975	$(40,967)	$(4,717)
Issuance of options for
services (unaudited)	--	--	35	--	35
Issuance of common stock for
services, related party (see Note 5)
(unaudited)	7	--	--	--	--
Exercise of options (unaudited)	232	2	169	--	171
Dividends on series AA Preferred
Stock, related party (see Note 6)
(unaudited)	--	--	--	(515)	(515)
Issuance of common stock for cash,
net of issuance costs of $91
thousand (see Note 6) (unaudited)	111	1	58	--	59
Subscribed common stock for cash,
(see Note 6) (unaudited)	--	--	450	--	450
Net income (unaudited)	--	--	--	473	473

Balances, September 30, 2005	27,815	$278	$36,687	$(41,009)	$(4,044)
(unaudited)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 473	$ (919)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	112	86
Amortization of software development costs	12	28
Bad debt expense (credit)	22	(20)
Common stock, options and warrants issued
for services and other, net	35	26
Changes in operating assets and liabilities:
Accounts receivable-trade, gross	36	(549)
Accrued revenues, net	(28)	4
Prepaid expenses and other assets	(1)	(146)
Accrued interest, notes receivable	(36)	(36)
Accounts payable	293	(70)
Accrued expenses	(23)	43
Accrued payroll	(50)	94
Accrued compensated absences	37	(7)
Deferred revenue	(568)	1,230

Net cash provided (used) by operating activities	314	(236)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(168)	(62)
Deposit in escrow	(1,004)	--

Net cash used in investing activities	(1,172)	(62)

See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(In thousands)

	Nine months ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares for cash, net	543	549
Costs associated with Preferred Stock issuance	--	(7)
Exercise of options for cash	171	--
Dividend payments Series AA Preferred Stock, related party	(716)	(3)
Principal payments under capital lease obligations	(10)	--

Net cash provided by (used) in financing activities	(12)	539

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(870)	241
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,633	983

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 763	$ 1,224

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS

The Company paid $69 thousand and $242 thousand for interest for the nine months ended September 30, 2005 and 2004, respectively. The Company recognized approximately $35 thousand and $26 for the nine months ended September 30, 2005 and 2004, respectively, in expenses related to the issuance of options and warrants.

During 2004, the Company issued 50 thousand warrants to a third party that were valued at $28 thousand as part of the transaction costs associated with an agreement to purchase common stock. During the nine months ended September 30, 2005, the Company received $543 thousand in net cash proceeds from the issuance of common stock related to the common stock purchase agreement. On the Company’s Statement of Stockholder’s Deficit, the Company applied the $28 thousand valuation of the warrants as well as $6 thousand in valuation associated with issuances of common shares during 2004 under the common stock purchase agreement against the net proceeds.

The Company issued common shares to a related party for services valued at $6 thousand during the nine months ended September 30, 2004.

The Company recognized dividends on the Series AA Preferred Stock to a related party totaling $515 thousand and $243 thousand for the first nine months of September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, the Company made dividend payments of $716 thousand leaving a balance of accrued dividends of $42 thousand as of September 30, 2005.

In addition to the accrued dividends on the Series AA Preferred Stock, the Company recognized additional dividends of approximately $77 thousand during the nine months ended September 30, 2004 as a result of the intrinsic value of the beneficial conversion feature associated with conversion of the Series AA Preferred Stock into the Company’s common stock as of April 14, 2004. The Company recognized additional dividends of approximately $28 thousand as a result of the intrinsic value of the beneficial conversion rights that allow the conversion of the Series BB Preferred Stock into the Company’s common stock. These conversion rights became effective on August 20, 2004. See note 5 of the financial statements for further discussion.

See accompanying notes to unaudited condensed consolidated financial statements.

During the nine months ended September 30, 2004, the Company issued 50 thousand restricted common shares valued at $32 thousand to a third party for entering into a stock purchase agreement. See note 5 of the financial statements for further discussion.

During the nine months ended September 30, 2004, the Company issued approximately 24 thousand restricted common shares valued at $13 thousand to a third party as consideration for consulting services.

During the nine months ended September 30, 2004, the Company converted $3.5 million of “Indebtedness due in 2004, related party as preferred stock in 2004” into Series AA Preferred Stock on April 14, 2004. The Company incurred approximately $7 thousand of cash issuance costs associated with this conversion. See Note 3 of the financial statements for further discussion.

During the nine months ended September 30, 2004, the Company converted approximately $60 thousand of accrued payroll and approximately $224 thousand of accrued compensated absences into approximately $284 thousand of Series BB Preferred Stock.

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the “Company” or “Global Med”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position as of September 30, 2005 and the results of their operations for the three and nine months ended September 30, 2005 and 2004 have been included.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. The interim results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period of 2005 or for the year ending December 31, 2005.

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

The Company has not recorded a provision for income taxes for the three or nine months ended September 30, 2005. No income tax is due for the three or nine months ended September 30, 2005, because the Company has net operating loss carry forwards from prior periods that would offset any current income taxes, and the deferred tax asset related to the net operating loss carry forward is fully reserved by a valuation allowance.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

Basic income (loss) per common share excludes dilution and is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share reflects the potential dilution of securities that could participate in the earnings unless their effort is antidilutive. Stock options, warrants outstanding and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Common share equivalents are excluded from the computation, as their effect would be antidilutive. For the three months ended September 30, 2005, approximately 20.4 million equivalent dilutive securities (primarily common stock options, convertible preferred stock, and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive. For the nine months ended September 30, 2005, approximately 21.8 million in dilutive securities (primarily common stock options, convertible preferred stock and warrants) have been excluded from the weighted average number of common shares outstanding for the diluted net loss per share computations are antidilutive. For the three months ended September 30, 2004, approximately 12.6 million equivalent dilutive securities (primarily common stock options, convertible preferred stock, and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive. For the nine months ended September 30, 2004, approximately 7.4 million in dilutive securities (primarily common stock options, convertible preferred stock and warrants) have been excluded from the weighted average number of common shares outstanding for the diluted net loss per share computations are antidilutive.

Effect of a Change in Estimate

Revisions in estimated contract revenues and profits are made in the period in which circumstances requiring the revision become known. In September, the Company revised certain percentage of completion estimates related to an outstanding contract. If the revised estimate had been used from the inception of the contract, revenues and net income would have been approximately $105 thousand higher for the three months ended September 30, 2005. Earnings per share would have been $(0.00) not $(0.01) if this revised estimate had been used at the inception of the contract. If this revised estimate had been used at inception, the impact of this revision would not have been material to the revenues, net income or earnings per share for the three or nine months ended September 30, 2004.

Recent Accounting Pronouncements

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
SEPTEMBER 30, 2005 (continued)

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

During the nine months ended September 30, 2005 and 2004, eVision provided the Company with various accounting services for which the Company incurred $9 thousand and $18 thousand in general and administrative expenses, respectively. During the three months ended September 30, 2005 and 2004, the Company incurred $60 thousand and $203 thousand, respectively, in interest charges to eBanker. As of September 30, 2005 and December 31, 2004, the Company had accrued liabilities consisting of accounting services in the amounts of $122 thousand and $113 thousand, respectively, from eVision. These amounts are included in accrued expenses in the accompanying balance sheets. The Company also had accrued interest expense of $69 thousand as of September 30, 2005 and December 31, 2004. These amounts are included in accrued expenses in the accompanying balance sheets. As of September 30, 2005 and December 31, 2004, the Company had accrued dividends due to a related party in the amount of $42 thousand and $243 thousand, respectively.

3. FINANCING AGREEMENTS, RELATED PARTY

On April 14, 2004, GMIL and Global Med amended their existing financing agreements and entered into an agreement to combine the outstanding $3.829 million and $200 thousand debt agreements (the “Preferred Stock Agreement”). The combined loan of $4.029 million was then separated into two parts: $529 thousand was converted into debt (“Remaining Debt”) and $3.5 million was converted into $1 par value Series AA Convertible Redeemable Preferred Stock (“Preferred Stock”). The due date of the Remaining Debt is March 1, 2006. The interest rate on the Remaining Debt is 15% per year and interest on this debt is due and payable quarterly on March 1, June 1, September 1, and December 1 of each year until the Remaining Debt is paid in full. The Remaining Debt is secured by all of Global Med’s assets and is subject to the outstanding terms of November 19, 2000 financing agreement (“Loan Agreement”). Principal of $529 thousand and accrued interest of $69 thousand was outstanding under the terms of the Remaining Debt agreement as of September 30, 2005 and December 31, 2004.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 (continued)

As of September 30, 2005 and December 31, 2004, the Company had accrued dividends of $42 thousand and $243 thousand, respectively.

4.    PEOPLEMED.COM, INC.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc., (“PeopleMed”) a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. The remaining 17% of PeopleMed is owned by third parties and certain officers and directors of Global Med. There is no minority interest reflected in the September 30, 2005 or December 31, 2004 balance sheets because PeopleMed had a stockholders’ deficit as of those dates.

5.    COMMITMENTS AND CONTINGENCIES

Note Receivable

Note Receivable Collectibility

As of June 21, 2002, the Company’s Board of Directors had independently approved borrowings to a related party totaling $370 thousand. During the year ended December 31, 2002, the Company’s Notes Receivable, related party balance, increased $290 thousand to a total of $370 thousand as a result of funds advanced in the form of promissory notes to this entity controlled by a director, now formerly a director, of the Company, Jeff Busch. The notes bear interest at 12% per year and mature in 2006. During the year ended December 31, 2001, the Company had lent $80 thousand to this entity. In addition, the CEO and Chairman of Global Med, Michael I. Ruxin, was also on the board of directors of this entity controlled by Jeff Busch. Dr. Ruxin resigned as a director of the related entity effective December 12, 2002. Jeff Busch resigned his position as a director of the Company and PeopleMed effective December 12, 2002. As a result, Jeff Busch and the entity controlled by Jeff Busch are no longer related parties of the Company. On March 10, 2003 the Company’s Board of Directors approved and subsequently funded additional borrowings to the entity controlled by Jeff Busch in the amount of $30 thousand. The balance of these outstanding notes receivable was $400 thousand and the notes had accrued interest receivable of approximately $165 thousand outstanding as of September 30, 2005. Consistent with the terms of the notes receivable, the Company has received no interest or principal payments and all accrued and unpaid interest and principal are due at various dates during 2006. As of September 30, 2005, approximately $543 thousand of the notes receivable and the related accrued interest were classified as current. The Company does not believe the outstanding notes receivable or the accrued interests are impaired as of September 30, 2005. If the party to the note receivable is unable to pay the note receivable or defaults on a material portion of payment of the note receivable, this could have material impact on the Company’s financial statements for the period in which the default or impairment is recognized.

Legal Proceedings

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. and ordered the Company to pay approximately $655 thousand for attorneys’ fees. Global Med is vigorously pursuing an appeal of this decision. Global Med is appealing the judgment of the court and has not accrued any amount in the Company’s financial statements. If the Company’s appeal is not successful, the Company may be required to pay legal fees and costs that are currently estimated at approximately $655 thousand. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. The $1.004 million is currently classified “Escrow deposits” on the Company’s balance sheets. In the event the Company prevails upon appeal, the $1.004 million would be returned to the Company. If the Company is unsuccessful, some or all of the $1.004 million deposited into escrow could be used to pay the outstanding summary judgment. The Company would then be required to expense the payments made as a result of the summary judgment. If the Company is required to expense the $1.004 million or a significant portion thereof, this could have a material effect on the operating results of the Company for that period. If the Company had expensed the deposit in September 2005, this would have increased the loss per share by approximately $0.04 for the three and nine months ended September 30, 2005.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 (continued)

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

As part of the execution of the Purchase Agreement, the Company issued approximately 487 thousand shares of restricted common stock to Fusion Capital prior to any purchase of registered shares. In addition, under the terms of the Purchase Agreement, the Company is required to reserve 10 million shares for issuance to Fusion Capital. As Fusion Capital purchases up to $8.0 million in common stock, the Company is required to issue an additional 487 thousand shares (“Additional Commitment Shares”) of common stock ratably as these shares are purchased. The Additional Commitment Shares are given a value by the Company by taking the proceeds received from Fusion Capital on a given day that the Company has allowed them to apply to common stock purchases and dividing it by the total of the common stock purchased and the Additional Commitment shares to be received for that daily purchase. Any monies received from Fusion Capital, up to the $8 million in common share purchases required by the Purchase Agreement, that the Company has not allowed Fusion Capital to use toward the purchase of common stock are applied to subscribed common stock.

Issuance of Common Stock and Subscribed Common Stock

During the nine months ended September 30, 2005, the Company received proceeds of $600 thousand from Fusion Capital as part of the agreement to purchase registered common stock from the Company. The Company incurred costs of approximately $91 thousand in association with the proceeds received from Fusion Capital. Of the $91 thousand in issuance costs, $57 thousand related to cash payments the Company was required to make to a third party in conjunction with the receipt of proceeds from Fusion Capital. Of the remainder, approximately $28 thousand related to warrants issued to a third party in connection with the transaction with Fusion Capital, and the remaining $6 thousand was associated with the valuation of common stock issued to Fusion Capital in association with the Purchase Agreement for which there was not a separate fee. The terms of the Purchase Agreement allow the Company, at its sole discretion, to sell common stock to Fusion Capital within certain ranges on each day. During the nine months ended September 30, 2005, the Company allowed $150 thousand in common stock purchases by Fusion Capital. As a result of the $150 thousand in common stock purchases, the Company issued 102 thousand purchased shares and 9 thousand Additional Commitment Shares in accordance with the terms of the Purchase Agreement. As the Company received total proceeds of $600 thousand from Fusion Capital and $150 thousand was applied directly to common stock purchases, the remaining unapplied monies of $450 thousand were allocated to subscribed common stock because these monies represent part of the $8 million in common stock purchases that Fusion Capital is required to make under the terms of the Purchase Agreement.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 (continued)

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

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s pro forma amounts would have been as indicated in (000s):

(In thousands, except per share information)

	Nine Months Ended September 30,
	2005		2004
Net income (loss) as reported	$ 473		(919)
Total stock-based compensation expenses determined
under the fair value accounting, net of tax effects	(252)		(1,161)

Pro forma net income (loss) under SFAS 123	$ 221		(2,080)

Net income (loss) per common share:
As reported
Basic	$ (0.00)		$ (0.05)
Diluted	$ (0.00)		$ (0.05)
Pro forma
Basic	$ (0.01)		$ (0.08)
Diluted	$ (0.01)		$ (0.08)
Assumptions:
Dividend yield	--		--
Volatility factor	4	05%	3	85%
Risk free interest rate	4.	23%	2.97%
Expected life of option (in years)	10		10

The reason the pro forma basic and diluted calculations are negative for the nine months ended September 30, 2005 is because the Company’s preferred stock dividends are not included in the net income number above but are deducted from net income in order to arrive at the net loss attributable to common shareholders.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 (continued)

The Company granted 450 thousand options during the nine months ended September 30, 2005 and 300 thousand during the comparable period in 2004. Of the option grants, 200 thousand were issued to consultants. These options vest over one year, have a five-year term, and were valued at $50 thousand. The Company recognized approximately $35 thousand in expenses during the nine months ended September 30, 2005 related to the issuance of options. The remaining 250 thousand options were issued to employees, vest ratably over four years, and have a five-year term.

Preferred Stock

Series AA

On April 14, 2004 GMIL and Global Med amended their existing financing agreements and entered into an agreement to convert a portion of the outstanding debt totaling $3.5 million into 3.5 million shares of Series AA Convertible Redeemable Preferred Stock. For the period from March 1, 2004 through February 28, 2005, the Series AA Preferred Stock had a dividend yield of 15%. On March 1, 2005, the dividend rate on the Series AA Preferred Stock increased from 15% to 21%. During March, June and September 2005, the Company made dividend payments of approximately $203 thousand, $255 thousand and $258 thousand, respectively. The cash dividends are mandatory and due and payable on March 1, June 1, September 1, and December 1 during each quarter the Series AA Preferred Stock is outstanding. The Series AA Preferred Stock can be converted by GMIL into common stock of the Company at any time at a conversion rate of (2.222) shares of common stock for each share of Series AA Preferred Stock.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Global Med Technologies, Inc. (the “Company”) provides information management software products and services to the health care industry. Wyndgate operates as a division of the Company and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. The Company’s PeopleMed.com, Inc. (“PeopleMed”) subsidiary offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s system uses the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims and medical records. PeopleMed earns revenues primarily by providing ongoing ASP services. PeopleMed’s revenues were not significant during the three or nine months ended September 30, 2005 and 2004.

The Company has two main products in its Wyndgate division: SafeTrace® and SafeTrace Tx®. SafeTrace is used by blood centers and hospitals to track blood donations. SafeTrace Tx is used primarily by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. Both products are designed to help the users comply with quality and safety standards of the U.S. Food and Drug Administration (“FDA”) for the collection and management of blood and blood products. The Company’s Wyndgate division earns revenues primarily through the sale of software licenses, implementation of the software systems sold, and by providing maintenance for the SafeTrace and SafeTrace Tx software systems. During the three months ended September 30, 2005 and 2004, Wyndgate’s revenues represented 98% and 97%, respectively, of the Company’s total revenues. During the nine months ended September 30, 2005 and 2004, Wyndgate’s revenues represented 98% and 97%, respectively, of the Company’s total revenues. During these periods, PeopleMed’s revenues represented the remainder of the Company’s revenues.

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

Entities that plan to purchase blood bank products primarily have two choices:

°	Upgrade their current system with their existing vendor, or

°	Select a replacement system from an alternative vendor.

The Company’s two primary locations are in Lakewood, Colorado, the corporate headquarters, and El Dorado Hills, California. The Company’s primary operations, which include research and development, implementation staff, support services, and certain administrative staff are located in El Dorado Hills, California. Approximately 20% of the Company’s employees are not located in Lakewood, Colorado or El Dorado Hills, California. These employees are located primarily throughout the United States. These employees provide support for the Company’s sales and marketing, research and development, and implementation efforts.

Overall, the Company’s revenues for the three months ended September 30, 2005 increased to $2.660 million from $1.794 million for the prior year’s comparable period. Cost of revenues for the quarter ended September 30, 2005 increased to $892 thousand from $587 thousand for the comparable period in 2004. For the quarter ended September 30, 2005 and 2004, the Company’s operating expenses were $1.715 million and $1.298 million, respectively. The Company’s net income was $43 thousand for the three months ended September 30, 2005; the net loss was $99 thousand for the comparable period during 2004.

Overall, the Company’s revenues for the nine months ended September 30, 2005 increased to $8.089 million from $4.607 million for the prior year’s comparable period. Cost of revenues for the nine months ended September 30, 2005 increased to $2.403 million from $1.771 million for the comparable period in 2004. For the nine months ended September 30, 2005 and 2004, the Company’s operating expenses were $5.189 million and $3.582 million, respectively. The Company’s net income was $473 thousand for the nine months ended September 30, 2005; the net loss was $919 thousand for the comparable period during 2004.

For the nine months ended September 30, 2005, the Company’s operating activities generated $314 thousand. For the comparable period in 2004, the Company’s operating activities used $612 thousand.

The Company believes that its current customer base and projected backlog of business as well as sales to new customers will be sufficient to fund operations, and we likely will generate positive cash flows from operations on an annual basis, but not necessarily on a quarterly basis, and negative cash flows from investing activities through 2005, and possibly thereafter.

During the nine months ended September 30, 2005 the Company received $600 thousand in cash from Fusion Capital Fund II, LLC (“Fusion”) as part of Fusion’s planned purchase of $8 million in common stock from the Company. The Company believes it will be able to use these externally generated funds to pay off its outstanding debt and the redeemable preferred stock when they becomes due or redeemable at the holder’s option, respectively, on March 1, 2006.

Management of the Company is focused on increasing its revenues and cash flows through direct sales efforts, increasing its marketing footprint through adding additional channel partners and strategic alliances, and developing new products and enhanced functionality to its existing product mix to attract potential customers.

BALANCE SHEET CHANGES

As of September 30, 2005 compared with December 31, 2004, certain balance sheet account changes were significant. Cash decreased $870 thousand, primarily as a result of the $1.004 million deposit into escrow associated with the Company’s appeal of the summary judgment in the case against a former employee. Escrow deposits increased $1.004 million as a result of the deposit with the superior court associated with the summary judgment. See “Legal Proceedings” for further discussion. The Company’s accounts payable increased by $293 thousand which was primarily the result of the timing of these payments and increased business activity. Deferred revenues decreased $568 thousand primarily as a result of the recognition of revenues on certain existing contracts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended September 30, 2005 increased by $866 thousand or 48.3% to $2.660 million from $1.794 million for the same three month period in 2004. The primary reasons for the increase were a $389 thousand increase in implementation and consulting services fees, a $209 thousand increase in software license fees associated with new software system sales and recognition of software license fees from prior year’s sales, and a $210 thousand increase in maintenance fees.

In September, 2005, the Company revised certain a percentage of completion estimates related to an outstanding contract. If the revised estimate had been used revenues and net income would have been approximately $105 thousand higher for the three months ended September 30, 2005. The $105 thousand in revenues was split equally between software license and implementation fees.

Cost of revenue. Cost of revenue as a percentage of total revenues was 33.5% and 32.7% for the three months ended September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005, the cost of revenues increased $305 thousand or 52% to $892 thousand from $587 thousand for the comparable period in 2004. The increase in the cost of revenues is directly related to the increase in revenues. The $305 thousand increase in cost of revenues was primarily related to a $237 thousand increase in labor-related charges and a $50 thousand increase in costs associated primarily with international travel.

Gross profit. Gross profit as a percentage of total revenue was 66.5% and 67.3% for the three months ended September 30, 2005 and 2004, respectively. The decrease in gross profit margins was primarily associated with the increase in labor-related costs associated with the Company’s increased implementation and consulting fees of $389 thousand. Implementation fees typically have significantly lower margins than software license and maintenance fees and as a result the Company’s margins were lower than in the prior comparable period. Gross profit was $1.768 million for the three months ended September 30, 2005, and $1.207 million for the comparable period in 2004.

General and administrative. General and administrative expenses decreased $122 thousand or 18.9%, for the three months ended September 30, 2005 compared to the same three months in 2004. The decrease was primarily associated with a $54 thousand decrease in legal expenses, a $27 thousand decrease in contract services, a $12 thousand decrease in accounting expenses, and a $12 thousand increase in overhead allocation. The primary reason for the decrease in the legal expenses was the settlement of a legal issue in the fourth quarter of 2004.

Sales and marketing. For the three months ended September 30, 2005, sales and marketing expenses increased $190 thousand to $567 thousand, or 50.4% from $377 thousand for the comparable period in 2004. The increases in sales and marketing expenses were primarily associated with a $136 thousand increase in payroll and commission-related expenses that resulted from the expansion of the Company’s domestic and international sales staff and the increase in sales activity, a $32 thousand increase in consulting costs associated with international sales and marketing efforts, and a $23 thousand increase in marketing materials and advertising expenses.

Research and development. Research and development expenses increased $348 thousand to $584 thousand for the three months ended September 30, 2005 compared to $236 thousand for the comparable period in 2004. The increase in research and development expenses for three months ended September 30, 2005 compared with the three months ended September 30, 2004 was primarily due to a $277 thousand increase in payroll-related costs, a $27 thousand increase in overhead allocations based on the higher payroll, a $17 thousand increase in expenses associated with consulting services and a $22 thousand increase in travel expenses. These increases were primarily associated with new product development costs.

Depreciation and Software Amortization. Depreciation and software amortization costs increased to $42 thousand from $41 for the periods ended September 30, 2005 and 2004, respectively.

Interest expense. Interest expense was $23 thousand and $21 thousand for the three months ended September 30, 2005 and 2004, respectively.

Net income (loss). The Company’s net income for the three months ended September 30, 2005 was $43 thousand. The net loss for the comparable period in 2004 was $99 thousand. The primary reason for the change was the increase in revenues.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the nine months ended September 30, 2005 increased $3.482 million or 75.6% to $8.089 million as compared to $4.607 million for the comparable period in 2004. The increase for the nine months ended September 30, 2005 was due primarily to an increase in software license fee of $1.704 million, an increase in revenues for implementation of approximately $1.259 million, and an increase in maintenance revenues of $456 thousand.

Cost of revenue. Cost of revenues for the nine months ended September 30, 2005 increased by $632 thousand or 35.7% to $2.403 million compared with $1.771 million for the comparable period in 2004. The increase in costs was significantly less than the increase in revenues of 75.6%. The primary reason for the increase in cost of revenues was a $338 thousand increase in labor-related costs, a $126 thousand increase in the costs associated with third party software sold to customers, and a $116 thousand increase in travel-related expenses.

Gross profit. Gross profit as a percentage of total revenues was 70.3% and 61.6% for the nine months ended September 30, 2005 and 2004, respectively. Gross profit was $5.686 million for the nine months ended September 30, 2005, and $2.836 million for the nine months ended September 30, 2004. The increase in gross profit resulted primarily from the increase in revenues.

General and administrative. General and administrative expenses decreased $120 thousand or 6.6%, for the nine months ended September 30, 2005 compared to the same nine months in 2004. The primary reasons were a $76 thousand decrease in legal expenses, a $60 thousand decrease in contract services, a $45 thousand decrease in travel expenses, a $36 thousand decrease in payroll-related expenses, a $37 thousand decrease in overhead allocation, partially offset by a $75 thousand increase in investor relations expenses, a $21 thousand increase in accounting expenses, and a $43 thousand increase in bad debt expense. The primary reason for the decrease in the legal expenses was the settlement of a case in the fourth quarter of 2004.

Sales and marketing. Sales and marketing expenses increased $742 thousand or 69.3% to $1.813 million for the nine months ended September 30, 2005 from $1.071 thousand for the comparable period in 2004. The primary reasons for the increase were an increase in payroll and commission-related expenses of $476 thousand, a $137 thousand increase in consulting expenses related to international sales and marketing activity, a $38 thousand increase in travel-related expenses, and a $34 thousand increase in allocated overhead.

Research and development. Research and development expenses increased $975 thousand to $1.544 million, for the nine months ended September 30, 2004 compared to $569 thousand for the same nine months in 2004. The increase in research and development expenses was primarily due to a $778 thousand increase in labor-related costs, a $87 thousand increase in overhead allocations, a $50 thousand increase in consulting services expenses, and a $45 thousand increase in travel related expenses. These increases were associated primarily with the development of new products.

Depreciation and software amortization. Depreciation and software amortization was $124 thousand and $114 thousand for the nine months ended September 30, 2005 and 2004, respectively.

Income (loss) from operations before other income (expense). The Company’s income from operations during the nine months ended September 30, 2005 was $497 thousand. The loss from operations was $746 thousand for the nine months ended September 30, 2004. The change was due primarily to the increase in revenue as discussed above.

Interest expense. Interest expense decreased $142 thousand for the nine months ended September 30, 2005 to $69 thousand compared to $211 thousand for the comparable period in 2004. The primary reason for the decrease was due to the restructuring of the Company’s debt more fully discussed in Note 3 of the Financial Statements.

Income taxes. For the nine months ended September 30, 2005 and 2004, the Company did not record a provision for income taxes. No income tax is due for this period because the Company has net operating loss carry forwards from prior periods that fully offset the tax provision, and the deferred tax asset related to the net loss carry forwards is fully reserved by a valuation allowance.

Net income (loss). The Company had net income of $473 thousand for the nine months ended September 30, 2005, and a net loss of $919 thousand for the same period in 2004. The change from a net loss to a net income was primarily the result of the increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $763 thousand as of September 30, 2005 compared to $1.633 million at December 31, 2004, none of which was restricted.

The Company had a net working capital deficit of $857 thousand as of September 30, 2005 and $1.452 million at December 31, 2004.

The Series AA Preferred Stock can be converted into common stock at GMIL’s option, and GMIL is not able to force redemption of the Series AA Preferred Stock until March 1, 2006. The Company has classified the Series AA Preferred Stock as “Mezzanine Equity” in these financial statements. The Company believes it will be able to use these externally generated funds to pay off its outstanding debt and the redeemable preferred stock when they become due or redeemable at the holder’s option, respectively, on March 1, 2006.

The Company had an accumulated deficit of $41.009 million as of September 30, 2005. It is expected that cash flows from the Company’s existing customer base, new sales, sales of equity or other external financing and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the operating requirements for the next twelve months excluding acquisitions. Management anticipates that the cash, accounts receivable balances, recurring revenues, and new system sales will be used to fund the Company’s anticipated research and development costs, sales and marketing efforts during the next twelve months. During the nine months ended September 30, 2005, the Company paid approximately $716 thousand in cash dividends to GMIL, a related party. The Company will be required to continue to pay these dividends until the preferred stock is redeemed or converted. Management anticipates that the Company’s financing activities will continue to generate sufficient cash for the Company to continue to pay these dividends as they become due.

Cash flows from operations provided $314 thousand in cash for the nine months ended September 30, 2005. The cash provided during the nine months ended September 30, 2005 consisted primarily of the net income of $473 thousand, net of non-cash changes which provided $181 thousand and changes in operating assets and liabilities which used $340 thousand.

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

(C)     Internal Controls Over Financial Reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued hereunder, we will be required to include in our Annual Report on Form 10-KSB for the year ending December 31, 2007 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), will also be required to attest to and report on management’s assessment. The Company has not begun the necessary compliance work related to Section 404, and as a result we have not yet evaluated or tested our compliance with this Section. Although we believe that the controls and procedures that were in place for the year ended December 31, 2004 provide reasonable assurance the Company’s control objectives are being met, neither we nor our auditors have confirmed this objective as will be required under Section 404. As a result, there is the possibility that material deficiencies as defined in Section 404 could exist.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. and ordered the Company to pay approximately $655 thousand for attorneys’ fees. Global Med is vigorously pursuing an appeal of this decision. Global Med is appealing the judgment of the court and has not accrued any amount in the Company’s financial statements. If the Company’s appeal is not successful, the Company may be required to pay legal fees and costs that are currently estimated at approximately $655 thousand. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. The $1.004 million is currently classified “Escrow deposits” on the Company’s balance sheets. In the event the Company prevails upon appeal, the $1.004 million would be returned to the Company. If the Company is unsuccessful, some or all of the $1.004 million deposited into escrow could be used to pay the outstanding summary judgment. The Company would then be required to expense the payments made as a result of the summary judgment. If the Company is required to expense the $1.004 million or a significant portion thereof, this could have a material effect on the operating results of the Company for that period. If the Company had expensed the deposit in September 2005, this would have increased the loss per share by approximately $0.04 for the three and nine months ended September 30, 2005.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the third quarter ended September 30, 2005.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31 Certification of the Chairman and Chief Executive Officer and Acting Principal Financial Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32 Certification of Chairman and Chief Executive Officer and Acting Principal Financial and Accounting Officer.

A current report on Form 8-K was filed August 3, 2005 announcing the Company’s financial statement results for the three and six months ended June 30, 2005.

A current report on Form 8-K was filed August 4, 2005 announcing the Company’s decision to deposit into escrow $1.004 million in lieu of posting a bond in the summary judgment against the company while the Company’s case against Donnie L. Jackson is on appeal.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC. A Colorado Corporation

Date: October 24, 2005

By: /s/ Michael I. Ruxin, M.D. Michael I. Ruxin, M.D. Chairman of the Board and Chief Executive Officer and Acting Principal Financial and Accounting Officer