Form 10KSB
period 2005-12-31
GLOBAL MED TECHNOLOGIES INC
filed 2006-03-31
CIK 1009463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2005

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

Yes   [X]      No   [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]    No  [X]

State issuer’s revenues for its most recent fiscal year $11.204 million.

Aggregate market value of voting stock held by non-affiliates as of March 28, $17,410,479 based on the closing bid price of $0.95 per share as of that date.

Shares of common stock, $.01 par value, outstanding as of March 28, 2006, 23,211,982.

Transitional Small Business Disclosure Format (check one).   Yes  [   ]   No  [X]

Documents incorporated by reference: See Part III, Item 13, and “EXHIBIT INDEX” on page 33 for a listing of documents incorporated by reference into this Annual Report on FORM 10-KSB.

GLOBAL MED TECHNOLOGIES, INC.
FORM 10-KSB
DECEMBER 31, 2005

TABLE OF CONTENTS

PART I

PART II

5.	Market for Registrant’s Common Equity and Related Stockholder Matters	11
6.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	14
7.	Financial Statements	22
8.	Changes In and Disagreements with Accountants on Accounting and
	Financial Disclosure	23
8A.	Controls and Procedures	23

PART III

9.	Directors and Executive Officers, Promoters and Control Persons,
	Compliance with Section 16(a) of the Exchange Act of the Registrant	23
10.	Executive Compensation	25
11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	29
12.	Certain Relationships and Related Transactions	32
13.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K	33
14.	Principal Accountant Fees and Services	33
	SIGNATURES	34

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Global Med Technologies, Inc. was organized under the laws of the State of Colorado in December 1989.

In 1995, Global Med Technologies, Inc. merged with the Wyndgate Group, Inc. (“Wyndgate”). Wyndgate operates as a division of Global Med Technologies, Inc. and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion services and other healthcare related facilities.

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

PeopleMed is owned 83% by Global Med Technologies, Inc. and 11% by certain executive officers and directors of Global Med Technologies, Inc. and 6% owned by third parties. Global Med Technologies, Inc. and PeopleMed are referred to collectively herein as the “Company” or “Global Med”.

SALE OF SERIES A CONVERTIBLE PREFERRED STOCK AND DETACHABLE WARRANTS

On December 16, 2005, pursuant to the terms of the Securities Purchase Agreement, the Company sold $9.975 million of Series A Convertible Preferred Stock (“Series A”) to certain investors. The Company received net proceeds of $9.590 million for the Preferred Stock. There are 100 thousand Series A authorized and 9,975 shares of Series A outstanding with a stated value of $1 thousand per share. The $9.975 million in Series A is convertible at the holders option into common shares at $0.72 per share based on the Series A’s stated value. The Series A is presently convertible into 13.854 million shares of common stock at any time. The Series A has preference in liquidation over the Company’s common stock. and does not have voting rights. After considering the impact of the $8 million used from the Series A transaction to repay, redeem, an repurchase certain financial instruments from the Company’s parent company, the Company had unused proceeds of approximately $1.56 million which the Company used for the final payment of dividends and interest to its now former parent company and for general working capital purposes. See item 6 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for disclosures related to the use of the proceeds from the Series A transaction.

The Series A shares are subject to redemption based on the occurrence of certain conditional events. Some of which are outside the control of the Company. Primarily based on these redemption features, the Series A has been recorded as mezzanine equity. The Company, based on the terms of the Series A, cannot issue dividends on the common stock while the Series A is outstanding unless an equal dividend is declared on the Series A. The holders of the Series A also received warrants to purchase 10.391 million common shares that can be exercised at $0.72 per share. These warrants have a cashless exercise feature and a five-year term.

Additionally, as a condition to the Series A preferred the following individuals resigned as directors of the Company on December 16, 2005 as part of the Company’s repurchase of securities of the Company owned by GMIL: Fai H. Chan, Kwok Jen Fong, Gary L. Cook, Jr., Tony T.W. Chan, Robert H. Trapp, and David T. Chen.

The following table summarizes the unregistered securities that were issued by the Company in conjunction with the above transaction.

Security	Number	Common Shares Equivalents
Series A Convertible Preferred Stock	9,975	13,854,167
Detachable Warrants	10,390,625	10,390,625

The Company can force conversion of the Series A provided the following have occurred:

o	The Company’s stock has traded at or above a weighted average price of $3.50 per share for 20 consecutive trading days,
o	The trading volume of the Company’s common stock has averaged at least 150 thousand shares per day for 20 consecutive days trading days, and
o	The common share ownership of the holder of the Series A after conversion would not represent more than 4.99% of the Company’s outstanding common stock after conversion.

The number of common shares the Series A is convertible into will be included in the calculation of diluted common shares outstanding in the event that the inclusion of these common share equivalents has a dilutive effect. The agreement for the purchase of Series A requires the Company to register the common shares underlying the warrants and the Series A. The Series A does not have a dividend. In the event the registration statement underlying the Series A and the related securities is not declared effective within 240 days of issuance, the Company may be required to pay a dividend of 18% on the Series A. As of the date this Form 10-KSB was filed, the Company had received notification that the registration statement for the common shares underlying the Series A and the warrants had been declared effective. In addition to the conditions above, there are certain circumstances which could require the Company to pay liquidated damages on the Series A of up to 4% per month, but not to exceed 24%. These circumstances include but are not limited to failure of the Company to obtain registration of the common shares underlying the warrants and Series A within 155 days of the Series A transaction date which was December 16, 2005. The Company believes that the penalties on the Series A of up to 24% do not exceed the difference between the value of a registered and unregistered share of the Company’s common shares.

For a period of one year from the effective date of the registration statement underlying the common shares on the Series A and the warrants, the holders of the Series A are entitled to up to 100% participation in any financing arrangements. In addition, until the 90 days after the effective date of the registration statement for the common shares underlying the Series A and related warrants, the Company may not enter into equity sales or issue options unless they are to employees, officers or directors of the Company.

Recent Developments

On March 29, 2006, the Company renegotiated certain terms related to the Series A and the related warrants. From December 16, 2005 through March 28, 2006, the date prior to the renegotiated terms, the Company classified the Series A as mezzanine equity in the Company’s balance sheet. As of March 29, 2006, the Company believes equity classification for the Series A will be appropriate based upon the renegotiated terms. The renegotiated terms resulted in the elimination or addition of several terms that made mezzanine equity treatment more appropriate for the period through March 28, 2006. The significant terms that were eliminated or added are as follows:

1.	Removal of cash payout for events that were outside the control of the Company which included a change of control;
2.

Removal of a certain clauses that would result in the resetting of the conversion price for the Series A and the related warrants in the event that the Company issued common share equivalents at a price that was less than the conversion price or exercise price of $0.72 per common share;

3.	Removal of provisions that allowed for dividends to occur in the future under certain circumstances;
4.	Removal of the preference in liquidation;
5.	Addition of certain voting rights for preferred shareholders; and
6.	The ability for the Company to determine a maximum number of common shares that the holders can convert the Series A and related warrants into.

The Company now believes that the revisions to the terms of the Series A will result in the Series A being classified as equity as of March 29, 2006. In addition, the revised terms have resulted in the Series A being closely and clearly related to equity. As a result, the Company believes that the embedded derivatives identified in note 8 of the accompanying audited financial statements will no longer be treated as embedded derivative financial instruments requiring separate accounting treatment under “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

RELATED PARTIES

Pursuant to a Stock Purchase Agreement, dated as of December 16, 2005 between the Company and Global Med International Limited (“GMIL”), the Company’s outstanding debt with GMIL in the amount of $528,700, the outstanding Series AA Preferred Stock in the amount of $3.5 million, outstanding common shares numbering 4.360 million and the outstanding warrants to purchase 11.186 million shares of common stock were paid off, redeemed, or repurchased, respectively, for $8 million using the proceeds of the Series A. In addition, certain new investors purchased 6.350 million common shares from GMIL directly. In addition all of the six members of the Company’s Board of Directors nominated by GMIL resigned. As a result of the above transaction, GMIL is no longer a considered a related party of the Company. Prior to this, Global Med was financed primarily through lending arrangements with GMIL. These lending arrangements were originated by eBanker USA.com, Inc., (“eBanker”) transferred, along with eBanker’s ownership in Global Med, to Global Med China & Asia Limited (“GMCAL”) in October 2002, and then the lending arrangements were transferred to GMIL in September 2003. Until November 28, 2001, eBanker was a consolidated subsidiary of eVision International, Inc. (“eVision”). eVision is majority owned by China Credit Holdings Limited (“China Credit” formerly Heng Fung Holdings Limited) and its subsidiaries, Online Credit Limited (“Online Credit”) and Heng Fung Singapore Pte. Limited (“Heng Fung Singapore”). Until November 2001, eVision was also a shareholder of Global Med. eBanker through its subsidiary, GMCAL, was a shareholder of Global Med. Additionally, eVision and GMCAL each held warrants to acquire 1 million and 11.186 million shares, respectively, of Global Med’s common stock with exercise prices that range from $0.25-$0.50 per share. In November 2000, eBanker and Global Med entered into a series of equity transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision effective November 2000.

On November 28, 2001, the shareholders of eVision approved a transaction, which transferred certain assets of eVision to Online Credit as satisfaction of certain obligations eVision had with Online Credit. As a result, all of the shares of common stock of Global Med owned by eVision and all eBanker’s common shares and warrants held by eVision were transferred to Online Credit. Consequently, as of November 28, 2001, Global Med remained a consolidated entity of eBanker for accounting purposes; however, eBanker was then directly controlled by Online Credit instead of eVision. Additionally, eVision Corporate Services, Inc. and certain other subsidiaries of China Credit provided certain support services to Global Med.

As a result of these transactions and relationships, the financial condition and results of operations for Global Med may not have necessarily be indicative of those that would have resulted if Global Med had been unaffiliated with these entities.

PRINCIPAL PRODUCTS AND THEIR MARKETS

Global Med designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other health care related facilities. Revenues are derived from the licensing of software, maintenance, the provision of consulting and other value added support services, and the resale of software obtained from vendors.

Global Med has two main products in its Wyndgate division: SafeTrace® and SafeTrace Tx®. Safe Trace is used to assist community blood centers, hospitals, plasma centers and outpatient clinics in the U.S. in complying with the quality and safety standards of the Food and Drug Administration (the “FDA”) for the collection and management of blood and blood products. SafeTrace Tx is a transfusion management information system that is designed to be used by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. SafeTrace Tx provides electronic cross-matching capabilities to help insure blood compatibility with patient-recipients and tracks, inventories, bills and documents all activities with blood products from the time blood products are received in inventory to the time the blood products are used or returned to blood centers. SafeTrace Tx complements SafeTrace, because the combined SafeTrace Tx and SafeTrace software system is now able to integrate hospitals with blood centers and provide a “vein-to-vein”® tracking of the blood supply. SafeTrace Tx received FDA clearance on January 29, 1999.

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

COMPETITION

There is substantial competition in all aspects of the blood bank and hospital information management industry. Numerous companies are developing technologies and marketing products and services in the healthcare information management area. Many competitors in the blood bank industry have received FDA clearance for their products. Many of these competitors have been in business longer and have substantially greater personnel and financial resources than Global Med. Global Med is aware of three primary competitors to our SafeTrace software product: Mak-System Corp.; Blood Bank Computer Systems, Inc. and Mediware Information Systems, Inc. There are five primary competitors in the United States to our SafeTrace Tx product: Misys Hospital Systems, Inc. (Misys is a channel partner that currently resells the Company’s SafeTrace software); Mediware Information Systems, Inc.; Meditech, Inc., SCC Soft Computer; and Cerner Corp. Global Med believes it is able to compete based on the current technological capabilities of SafeTrace and SafeTrace Tx.

DEPENDENCE ON MAJOR CUSTOMERS

As of January 17, 2006, Global Med, through its Wyndgate division, had over 160 customers. It intends to continue to target domestic and international blood centers, plasma centers and hospital donor and transfusion centers. During the years ended December 31, 2005 and 2004, there were no customers accounting for more than 10% of revenues.

Royalty And Commission Agreements

The Royalty Group. Pursuant to a development agreement between Wyndgate and the Royalty Group, Wyndgate developed SafeTrace and must make royalty payments to the Royalty Group based on a percentage of Wyndgate’s SafeTrace license fees collected, measured by cash received from SafeTrace licensees, net of certain fees and charges. The royalty schedule is based upon the first date of SafeTrace license invoicing, which was September 14, 1995. The royalty amounts are computed as a percentage of software license fees collected. For the years ended December 31, 2005 and 2004, Global Med expensed $8 thousand and $0, respectively, and are included in the cost of revenues in the statement of operations. Global Med has accrued but not paid any royalties for the years ended December 31, 2005 and 2004. As of December 31, 2005, the outstanding royalty obligation was approximately $132 thousand.

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

Certain terms of the McKesson Agreement are not provided because they are proprietary in nature and are subject to confidentiality and non-disclosure provisions under the McKesson Agreement.

Paratech, LLC. Global Med, through its PeopleMed subsidiary, entered into a non-exclusive marketing agreement with Paratech, LLC. (“Paratech”). Under the terms of this agreement, Global Med will pay Paratech a commission for sales of PeopleMed’s products they facilitate.

Government Approval And Regulation

The FDA requires all blood tracking application software vendors to submit a 510(k) application for review. The application process for FDA review and compliance with FDA guidelines relates to computer software products regulated as medical devices. The FDA considers software products intended for the following to be medical devices: (i) use in the manufacture of blood and blood components; or (ii) maintenance of data used to evaluate the suitability of donors and the release of blood or blood components for transfusion or further manufacturing. As medical device manufacturers, Global Med and its competitors are required to register with the Center for Biologics Evaluation and Research (“CBER”), list their medical devices, and submit a pre-market notification or application for pre-market review. In April 1997, Global Med’s Wyndgate division received notification from the FDA of its finding of “substantial equivalence” of SafeTrace. This determination provides a 510(k) clearance and permits Global Med to continue to market SafeTrace. On January 29, 1999, the 510(k) clearance was received for SafeTrace Tx.

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

HIPAA contains provisions regarding the confidentiality and security of patient medical record information. Standards for the electronic handling of health data and security of patient information became effective in 2000. This legislation requires the Secretary of Health and Human Services, or HHS, to (i) adopt national standards for electronic health information transactions, (ii) adopt standards to ensure the integrity and confidentiality of health information, and (iii) establish a schedule for implementing national health data privacy legislation or regulations. The standards and legislation will impact the customers’ ability to obtain, use or disseminate patient information, which will extend to their use of Global Med’s products. Global Med believes that the proposed standards issued to date would not materially affect the business of Global Med. Global Med cannot determine the potential impact of the standards that might finally be adopted.

Financing Agreements With Related Parties

Pursuant to a Stock Purchase Agreement between the Company and GMIL, dated as of December 16, 2005, the Company paid off the outstanding debt in the amount of $529 thousand and all accrued interest in the amount of $86 thousand it owed GMIL. In addition, on December 16, 2005, the Company redeemed the $3.5 million Series AA Preferred Stock held by GMIL in the amount of $3.5 million and paid all of the accrued dividends in the amount of $226 thousand. As a result, all of the Company’s financing obligations to GMIL have been paid off or redeemed.

Debt Conversion

Pursuant to a Stock Purchase Agreement, dated as of December 16, 2005 between the Company and Global Med International Limited (“GMIL”), the Company’s outstanding debt with GMIL in the amount of $528,700, the outstanding Series AA Preferred Stock in the amount of $3.5 million, outstanding common shares numbering 4.360 million and the outstanding warrants to purchase 11.186 million shares of common stock were paid off, redeemed, or repurchased, respectively, for $8 million using the proceeds of the Series A. In addition, certain new investors purchased 6.350 million common shares from GMIL directly. In addition, all of the six members of the Company’s Board of Directors nominated by GMIL resigned. As a result of the above transaction, GMIL is no longer considered a related party of the Company effective December 16, 2005.

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

On April 14, 2004, GMIL and Global Med amended their existing financing agreements and entered into an agreement to combine the outstanding $3.829 million and $200 thousand debt agreements. The combined loan of $4.029 million was then separated into two parts: $529 thousand was converted into debt (“Remaining Debt”) and $3.5 million was converted into $1 par value Series AA Convertible Redeemable Preferred Stock (“Preferred Stock”). (See note 6 of the financial statements for further discussion of the preferred stock.) The due date of the Remaining Debt was March 1, 2006. The interest rate on the Remaining Debt was 15% per year and interest on this debt was due and payable quarterly on March 1, June 1, September 1, and December 1 of each year until the Remaining Debt is paid in full. The Remaining Debt was secured by all of Global Med’s assets and is subject to the outstanding terms of November 19, 2000 financing agreement (“Loan Agreement”). As of April 14, 2004, Global Med had paid GMIL $287 thousand of the $287 thousand extension fee. On December 31, 2004, principal of $529 thousand and accrued interest of $69 thousand was outstanding under the terms of the Remaining Debt agreement. The Remaining Debt was paid off on December 16, 2005.

Under the terms of the Remaining Debt and Preferred Stock Agreements, the personal guaranty of Dr. Michael I. Ruxin, the Company’s Chairman and CEO, remained in effect until both the Preferred Stock and Remaining Debt and any related dividends or interest, respectively, are paid. Unless Global Med is in default of the Remaining Debt or Preferred Stock agreements, Dr. Ruxin’s personal guaranty is limited to the debt and related interest and will not exceed $650 thousand and will remain in effect until the total Remaining Debt has been fully paid or satisfied. The personal guaranty was limited to certain of Dr. Ruxin’s assets.

As part of these agreements, Global Med agreed to indemnify GMIL and its affiliates, including but not limited to GMCAL, GMIHL, eBanker, Online Credit Limited, Heng Fung Singapore Ltd., and China Credit, and their employees, officers, directors, and agents for any legal proceeding that results or stems from GMIL’s conversion of this debt to Preferred Stock.

In conjunction with the signing of the Remaining Debt and the Preferred Stock Agreement, these agreements preserved the right of GMIL to appoint 5 of 9 members of Global Med’s Board of Directors until the Remaining Debt and Preferred Stock have been satisfied. Further, GMIL shall have the right to select a replacement director for any member of the Borrower’s Board of Directors that was selected by Lender who resigned or otherwise fails to serve as a director. Global Med agrees not to increase the number of directors above nine except with GMIL’s written consent. If Global Med defaults on the repayment of any amount borrowed under the financing agreements initiated with eBanker, all of the Board of Directors of Global Med will be required to resign and GMIL will have the right to appoint all new members.

As of December 16, 2005, Dr. Ruxin’s personal guarantee of $650 thousand plus pro rata interest of the outstanding loan balance with GMIL, originally associated with the November 19, 2000 eBanker Loan Agreement was terminated as a result of repayment of the debt and all outstanding interest to GMIL on December 16, 2005.

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

In December 2004, the Series BB Preferred Stock was converted into common stock.

Employees

As of February 1, 2006, Global Med had 74 full-time employees, consisting of 2 employees in the corporate offices in Lakewood, Colorado and 46 employees at Wyndgate’s offices near Sacramento, California and the remainder are spread throughout the United States. Global Med has employment agreements with certain personnel. Global Med’s employees are not represented by a labor union or subject to collective bargaining agreements. Global Med has never experienced a work stoppage and believes that its employee relations are satisfactory. During the years ended December 31, 2005 and 2004, Global Med had customers located in numerous locations across the United States, Africa, Canada and Puerto Rico, and sales are not concentrated in any geographic or economic region. PeopleMed’s customer is located in the State of Colorado. For the year ended December 31, 2005 and 2004, Global Med continued to recognize revenues from the geographic areas above, but recognized approximately 3% and 5%, respectively, of its revenues from international customers outside the areas mentioned above. The results for the two years ended December 31, 2005 may not be indicative of the current or future operations.

Our common stock is currently trading on the OTC Bulletin Board. OTC Bulletin Board stocks are not required to send annual reports directly to their shareholders. Our shareholders have direct electronic access to all of our SEC filings via our website at www.globalmedtech.com or via the SEC website at www.sec.gov. Global Med does send proxy filings to our shareholders as matters are voted on by all of our shareholders. When Global Med does send information to its shareholders that relates to our annual or interim results, this annual financial information does contain audited information on which an opinion has been issued or interim information that has been reviewed.

AVAILABLE INFORMATION

Global Med’s Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on the Securities and Exchange Commission’s website: http:/www.sec.gov. Additional information about the Company is available at Global Med’s website at http://www.globalmedtech.com.

ITEM 2. DESCRIPTION OF PROPERTIES

As of February, 2006, the Company occupied two primary locations. The Company occupies approximately 1,252 square feet of office space in Lakewood, Colorado and the lease expires on February 14, 2007. The Company leases approximately 15 thousand square feet of office space in El Dorado Hills, California, expiring on May 31, 2006.

ITEM 3. LEGAL PROCEEDINGS

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represents potential fees and attorneys’ costs the Company could be required to pay in the event the Company does not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2005. Based on external evidence and the advice of legal counsel, the Company has determined that it is more likely than not that the Company will be required to pay the $1.004 million that is currently classified as a “Deposit in escrow.” As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million in the form of “Litigation accrual” as of December 31, 2005. The Company is currently appealing the judge’s decision and in the event the Company prevails, the Company may be refunded the $1.004 million deposit or a portion thereof. In the event the Company prevails, the Company could recognize a reduction in expenses ranging between $0 and $1.004 million.

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

The following table sets forth the quarterly high and low bid prices for the Company’s common stock for the two years ended December 31, 2005 and 2004.

COMMON STOCK

FISCAL YEAR 2005
	HIGH	LOW
First Quarter (January 2005 to March 2005)	$ 2.57	$ 1.13
Second Quarter (April 2005 to June 2005)	$ 2.00	$ 1.15
Third Quarter (July 2005 to September 2005	$ 1.80	$ 0.86
Fourth Quarter (October 2005 to December 2005)	$ 1.35	$ 0.83
FISCAL YEAR 2004
	HIGH	LOW
First Quarter (January 2004 to March 2004)	$ 0.70	$ 0.45
Second Quarter (April 2004 to June 2004)	$ 0.64	$ 0.44
Third Quarter (July 2004 to September 2004	$ 0.78	$ 0.38
Fourth Quarter (October 2004 to December 2004)	$ 1.30	$ 0.46

Holders

As of December 31, 2005, the Company had approximately 140 holders of record of the Company’s common stock.

Dividends

Common Stock

The payment of dividends by the Company is within the discretion of its Board of Directors and depends in part upon the Company’s earnings, capital requirements and financial condition. Since its inception, the Company has not paid any dividends on its common stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance its operations. In accordance with the terms of the Company’s Series A Convertible Preferred Stock, the Company cannot issue dividends on the common stock while the Series A is outstanding unless an equal dividend is declared on the Series A. The dividend on the Series A would be calculated by determining the number of common shares the Series A is convertible into and then applying the same dividend to the Series A that was provided to the common shareholders.

Preferred Stock

The Company has 9,975 shares of Series A Preferred Stock that are outstanding as of January 17, 2006. There are currently no dividends on the preferred stock.

Recent Sales of Unregistered Securities

During the year ended December 31, 2005, Global Med issued unregistered common stock or common stock equivalents. On December 16, 2005, the Company authorized the issuance of 9,975 shares of Series A Preferred Stock that are convertible into 13,854,167 shares of common stock. In addition, the recipients of the Series A Preferred Stock received the rights to warrants to purchase 10,390,625 shares of common stock.

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

     The following table details equity securities authorized for issuance as of December 31, 2005.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan Category
Equity plans approved by the
shareholders
2001 Stock Option Plan	5,905,500	$ 0.89	4,059,500
Compensation Plan	--	--	830,000
Equity plans not approved by the
shareholders
Stock Options	5,896,689	$ 0.85	383,253
Warrants	12,393,926	$ 0.69	--

Total	24,196,115	$ 0.86	5,272,753

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended (“1934 Act”), and the Company intends that such forward-looking statements be subject to the safe harbors for such statements under such sections. The Company’s forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the Company’s planned marketing efforts and future economic performance of the Company. The forward-looking statements and associated risks set forth in this Annual Report on Form 10-KSB include or relate to among other things: (i) the ability of the Company to obtain a meaningful degree of consumer acceptance for its software products and proposed software products, (ii) the ability of the Company to market its software products and proposed software products on a national and international basis at competitive prices, (iii) the ability of the Company’s software products and proposed software products to meet government regulations and standards, (iv) the ability of the Company to develop and maintain an effective national and international sales network, (v) success of the Company in forecasting demand for its software products and proposed software products, (vi) the ability of the Company to maintain pricing and thereby maintain adequate profit margins, (vii) the ability of the Company to achieve adequate intellectual property protection for the Company’s software products and proposed software products, and (viii) the ability of the Company and its customers to successfully and timely implement the Company’s software products.

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

GENERAL

The Company designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other health care related facilities. Revenues for Wyndgate are derived from the licensing of software, the provision of consulting and other value-added support services and the re-sale of hardware and software obtained from vendors. Revenues for PeopleMed are derived, generally, from providing ASP services. Revenues for PeopleMed were not significant.

Business Strategy

     The Company’s business strategy for marketing and selling its products and services is two tiered:

1.	The first tier is comprised of direct selling to customers through the Company’s internal sales force, and

2.	The second tier is focused on marketing and selling directly through agreements with companies (“Channel Partner Agreements”) that are established in blood donor hospital markets.

The Company’s ability to increase future revenues is highly dependent upon the Company’s ability to make further inroads in selling its products directly to potential customers. These Channel Partner Agreements are more fully described in “BUSINESS”, “ROYALTY AND COMMISSION AGREEMENTS.” In addition, the Company’s success is dependent upon the ability of its marketing partners to sell their complementary products in conjunction with the Company’s.

Sale of Series A and Repurchase and Redemption of Certain Financial Instruments

On December 16, 2005, pursuant to the terms of the Securities Purchase Agreement, the Company sold $9.975 million of Series A Convertible Preferred Stock (“Series A”) to certain investors. The Company received net proceeds of $9.590 million for the Preferred Stock. There are 100 thousand Series A authorized and 9,975 shares of Series A outstanding with a stated value of $1 thousand per share. The $9.975 million in Series A is convertible at the holders option into common shares at $0.72 per share based on the Series A’s stated value.

The following table summarizes the unregistered securities that were issued by the Company in conjunction with the above transaction.

Security	Number	Common Shares Equivalents
Series A Convertible Preferred Stock	9,975	13,854,167
Detachable Warrants	10,390,625	10,390,625

On December 16, 2005 with the proceeds of the Series A, the Company redeemed all of the outstanding Series AA Convertible Preferred Stock.

The Company used the proceeds from the sale of the Series A to repurchase or redeem certain financial instruments. The following financial instruments held by GMIL or their affiliates were repurchased by the Company for $8 million in conjunction with the December 16, 2005 transaction:

Instrument	Value	Common Shares Equivalents
Convertible Redeemable
Series AA Preferred Stock	$3,500,000	7,777,000
Warrants	$ 909,378	11,186,430
Common Shares	$3,061,922	4,860,195
Debt	$ 528,700	N/A

The Company plans on using the remainder of the proceeds from the sale of the Series A of $1.56 million for general working capital purposes and making the final dividend payments due to GMIL. The repurchase or redemption of the Series AA will result in an annual reduction of dividends and interest payments in the amount of approximately $814 thousand.

Overview

Global Med provides information management software products and services to the health care industry. Wyndgate operates as a division of Global Med and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. The Company’s PeopleMed subsidiary offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s system uses the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims and medical records. PeopleMed earns revenues primarily by providing ongoing ASP services. PeopleMed’s revenues were not significant during the years ended December 31, 2005 and 2004.

The Company has two main products in its Wyndgate division: SafeTrace and SafeTrace Tx. SafeTrace is used by blood centers and hospitals to track blood donations. SafeTrace Tx is used primarily by hospitals and centralized transfusion services to help insure the quality of blood transfused into patient-recipients. Both products are designed to help the users comply with quality and safety standards of the FDA for the collection and management of blood and blood products. The Company’s Wyndgate division earns revenues primarily through the sale of software licenses, implementation of the software systems sold, and by providing maintenance for the SafeTrace and SafeTrace Tx software systems.

The decision to purchase a new blood bank system is driven in large part by one or all of the following: replacing antiquated technology, upgrading the laboratory information system (“LIS”) of the hospital which typically includes the purchase of a blood bank system, and replacing existing products that have been sunsetted. The Company believes that because the purchase of an LIS by a hospital is a significant driver in the decision to purchase a blood bank system, the Company is heavily reliant on its relationships with its channel partners that sell their LIS systems in combination with the Company’s blood bank products. The Company’s channel partner relationships are more fully discussed in “BUSINESS”, “ROYALTY AND COMMISSION AGREEMENTS.”

     Entities that plan to purchase blood bank products primarily have two choices:

1.	Upgrade their current system with their existing vendor, or

2.	Select a replacement system from an alternative vendor.

The Company’s two primary locations are in Lakewood, Colorado, the corporate headquarters, and El Dorado Hills, California. The Company’s primary operations which include research and development, implementation staff, support services, and certain administrative staff, are located in the El Dorado Hills facility. Approximately 38% of the Company’s employees are not located in Lakewood, Colorado or El Dorado Hills. These employees provide support for the Company’s sales and marketing, research and development, and implementation efforts.

Overall, Global Med’s revenues for the year ended December 31, 2005 increased $4.320 million to $11.204 million from $6.884 million from the prior year. Cost of revenues increased $946 thousand or 38.8% for the year ended December 31, 2005 to $3.383 million from $2.437 million for the prior year. For the year ended December 31, 2005 and 2004, Global Med’s operating expenses were $8.691 million and $5.029 million, respectively. Global Med had net losses of $10.819 million and $766 thousand during the years ended December 31, 2005 and 2004, respectively. The increased net losses were primarily associated with a $9.340 million charge for embedded derivatives in the Series A Convertible Preferred Stock issued December 16, 2006, the expenses associated with a payment of $1.004 million for a summary judgment related to certain outstanding litigation and the write down of an outstanding note receivable and its accrued interest that totaled $565 thousand.

For the year ended December 31, 2005, Global Med’s operations used $984 thousand in cash. For the comparable period in 2004 Global Med’s operations provided $256 thousand. The use of cash in 2005 was primarily the result of a $1.004 million payment the company made to the courts to be held in escrow as the company is awaiting a decision on an appeal it has made, see “Legal Proceedings” for further discussion. For 2006, Global Med believes that its cash flows from the sale of SafeTrace and SafeTrace Tx to new customers and the current backlog of existing business will be sufficient to fund its operations through the remainder of fiscal year 2006. If Global Med is unable to meet its sales projections, Global Med may be required to significantly reduce planned as well as existing levels of expenditures for all cost categories which includes, cost of sales, sales and marketing, research and development, and general and administrative. If Global Med substantially reduces its planned or the existing levels of expenditures, this could significantly impact Global Med’s future viability in the blood bank software market.

Management of the Company is focused on increasing its revenues and cash flows through direct sales efforts, increasing its marketing footprint through adding additional channel partners and strategic alliances, and developing new products and enhanced functionality to its existing product mix to make them more attractive to potential customers.

During the fourth quarter of 2005, the Company set up a 100% reserve of approximately $1.004 million in amounts that were classified as deposits in escrow on the Company’s balance sheet as of September 30, 2005. In addition, the Company will set up a 100% reserve for $400 thousand in notes receivables and $165 thousand in accrued interest that were on the Company’s balance sheet as of December 31, 2005. The expenses associated with setting up these reserves had a material impact on the Company’s financial statements for the quarter ended December 31, 2005 and the year then ended.

The Company billed out approximately $10.9 million to our customers during 2005. Our cash inflows from operations for this same period were approximately $10.5 million. In addition, the Company’s revenues have been increasing double-digit rates since the third quarter of 2004 when compared with the prior year’s comparable quarters.

	In Thousands
	Revenues for the Three Months Ended	Revenues for the Three Months Ended	Percentage Change
	2003	2004
September 30,	$1,279	$1,794	40.3%
December 31,	$1,417	$2,277	60.7%
	2004	2005
March 31,	$1,353	$2,575	90.3%
June 30,	$1,460	$2,854	95.5%
September 30,	$1,794	$2,660	48.3%
December 31,	$2,277	$3,115	36.8%

Balance Sheet Changes

As of December 31, 2005 and 2004, certain balance sheet account changes were significant. Accounts receivable, net increased by $298 thousand, primarily as a result of increased billings. Accrued revenues increased by $566 thousand primarily as a result of a single contract for which the billing was sent out in January 2006. Notes receivable and the related accrued interest decreased by $529 thousand as a result of the Company setting up a reserve for the entire balance. Related party financing decreased $529 thousand as a result of the Company’s paying off its outstanding debt to GMIL. In addition, the Company redeemed $3.493 million in Series AA Preferred Stock. In addition, the Company’s Series A Convertible Preferred Stock balance increased by $9.975 million as a result of a transaction that occurred on December 16, 2005. The Series A Convertible Preferred Stock and the related warrants contained features which were deemed to be embedded derivatives. The Company valued these derivatives at $15.267 million as of December 31, 2005.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

RESULTS OF OPERATIONS

Revenues. Revenues are comprised of software sales, maintenance and usage fees revenues, implementation and consulting revenues, and the re-sale of hardware and software obtained from vendors.

Revenues increased $4.320 million, or 62.8% to $11.204 million for the year ended December 31, 2005 compared to $6.884 million for the year ended December 31, 2004. The increase in revenues was due primarily to a $2.033 million increase in license fees, a $1.640 million increase in implementation and consulting fees, and a $525 thousand increase in usage fees.

Cost of Revenues. Cost of revenues increased $946 thousand, or 38.8%, to $3.383 million for the year ended December 31, 2005, from $2.437 million for the year ended December 31, 2004. The increase in costs was primarily the result of increased headcount that was necessitated by the increased number of implementations and customization work. As a result, labor-related expenses increased $577 thousand. In addition, travel expenses increased $151 thousand, third party software costs increased $112 thousand, and expenses associated primarily with accelerated stock option vesting increased by $58 thousand.

The overall gross profit as a percentage of revenues was 69.8% and 64.6% for the years ended December 31, 2005 and 2004, respectively. The margins for 2004 were higher primarily due to increased sales of software license fees.

General and Administrative. General and administrative expenses increased $275 thousand, or 11.3%, to $2.709 million for the year ended December 31, 2005 compared to $2.434 million for the year ended December 31, 2004. The primary reason for the increase in general and administrative expenses was the $308 thousand charge associated primarily with the acceleration of certain option grants from prior years.

Summary Judgment. During 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado as payment for a summary judgment in its lawsuit against a former employee. These funds were for legal expenses and costs, and were not punitive in nature. The deposit was expensed in the fourth quarter of 2005 and had a material impact on the financial statements of the Company. There were no expenses related to this category during 2004. See the section “Legal Proceedings” for further discussion.

Sales and Marketing. Sales and marketing expenses increased $973 thousand or 60.9% to $2.57 million for the year ended December 31, 2005 from $1.597 million for the year ended December 31, 2004. The increases in sales and marketing expenses were primarily attributable to a $642 thousand increase in labor-related expenses, a $201 thousand expense related primarily to the acceleration of stock option vesting, and a $67 thousand charge related to marketing and advertising activities.

Research and Development. Research and development expenses increased by $1.403 million, or 167.4%, to $2.241 million for the year ended December 31, 2005 from $838 thousand for the year ended December 31, 2004. The increases in research and development expenses were primarily attributable to a $1.110 million increase in labor-related expenses, a $115 thousand increase in overhead-related expenses, a $110 thousand expense related primarily to the acceleration of stock option vesting, and, and a $55 thousand increase in travel related-expenses.

Depreciation and Software Amortization. Depreciation and software amortization costs increased by $7 thousand to $167 thousand from $160 thousand for the periods ended December 31, 2005 and 2004, respectively.

Other Financing Costs. The Company recognized $11.032 million in expenses related to financing costs associated with the issuance of the Series A Convertible Preferred Stock on December 16, 2005. See further discussion in Note 8 of the audited financial statements.

Change in Estimated Fair Value of Derivative. The Company recognized a gain of $1.692 million related to the change in value of certain derivatives associated with the Company’s Series A. The change in value was for the period from December 16, 2005, the date the Series A was purchased, to December 31, 2005.

Interest Income. Interest income decreased $42 thousand to $9 thousand in 2005 from $51 thousand in 2004. The primary reason for the decrease was due to the valuation reserve in 2005 related to interest income the Company had been recognizing on the outstanding note receivable balance.

Interest Expense. Interest expense decreased $146 thousand to $89 thousand for the year ended December 31, 2005 from $235 thousand for the year ended December 31, 2004. The decrease in interest expense was mainly due to the decrease in debt related to the conversion of $3.5 million of the $4.029 million in related party debt into convertible Preferred Stock Series AA. This occurred on April 14, 2004.

Net Loss. The Company’s net loss during 2005 as compared to 2004 increased $10.053 million to $10.819 million from $766 thousand, respectively. The increase in the net loss was primarily associated with the $9.340 million net charge related to embedded derivatives associated with the Series A Convertible Preferred Stock, $1.004 million charge related to creating an accrual for the summary judgment deposit and the $529 thousand reserve the Company set up during 2005 related to certain notes receivable.

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

If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then new software license revenue is generally recognized together with the consulting services based on contract accounting using the percentage-of-completion method. Contract accounting is generally applied to arrangements when services include significant modification or customization of the software. Progress towards completion is generally measured based on hours incurred versus projected total hours. The projected costs associated with contract accounting are accrued at rates consistent with the revenue recognized under percentage of completion.

Certain of the Company’s contracts include warranties that provide for refunds of all or a portion of the software license and or other fees in the event that the Company is unable to provide maintenance services, for which there is a separate fee, for the contractually prescribed period. Contracts with these provisions are accounted for in accordance with the policies above.

The Company provides consulting services that include implementation, training and the performance of other services to its customers. Revenue from such services is generally recognized ratably over the period during which the applicable service is to be performed. In addition, the Company may recognize certain implementation revenues based on hourly rates in effect on the contract multiplied by the number of hours completed.

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

Note Receivable Collectibility

The Company had outstanding notes receivable in the amount of $400 thousand and accrued interest receivable of approximately $165 thousand outstanding as of September 30, 2005. The Company lent money to the party to the notes receivable from 2001 to 2003. Consistent with the terms of the notes receivable, the Company has received no interest or principal payments and all accrued and unpaid interest and principal are due at various dates during 2006. As of September 30, 2005, the notes receivable and accrued interest in the amount of $565 thousand were classified an asset and there was no reserve. Subsequent to the filing of the Company’s Form 10-QSB for the period ended September 30, 2005, the Company received external information that made the Company believe that setting up a reserve for the entire amount of the notes receivable and accrued interest in the amount of $565 thousand was necessary. The Company recognized the expense and set up the reserve for the $565 thousand in the fourth quarter of 2005. The establishment of the reserve in the amount of $565 thousand had a material impact on the financial statements of the Company for the quarter and year ended December 31, 2005.

Deposit In Escrow Collectibility

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represents potential fees and attorneys’ costs the Company could be required to pay in the event the Company does not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2005. Based on external evidence, the Company has determined that it is more likely than not that the Company will be required to pay the $1.004 million that is currently classified as a “Deposit in escrow.” As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million in the form of “Litigation accrual” as of December 31, 2005. The Company is currently appealing the judge’s decision and in the event the Company prevails, the Company may be refunded the $1.004 million deposit or a portion thereof. In the event the Company prevails, the Company could recognize a reduction in expenses ranging between $0 and $1.004 million.

Derivative Financial Instruments

The Series A Convertible Preferred Stock and related warrants include certain terms, conditions and features which are separately accounted for as embedded derivative liabilities at estimated fair value. The determination of fair value includes significant estimates by management including the term of the instruments, volatility of the price of the Company’s common stock, interest rates and the probability of conversion, redemption or a future dilutive financing transaction, among other items. The fluctuations in estimated fair value may be significant from period-to-period which, in turn, may have a significant impact on the Company’s reported financial condition and results of operations.

Income Tax Valuation Allowance

On an annual basis, the management of the Company evaluates the realizability of the net deferred tax assets and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, management concluded that it is not more likely than not that the deferred tax assets would not be realized. The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income in the period in which the temporary differences become deductible. The Company has established a full valuation allowance for deferred taxes due to the uncertainty that the deferred tax assets will be utilized.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1.368 million and $1.633 million as of December 31, 2005 and 2004, respectively. Additionally, the Company had a net working capital deficit of $849 thousand and $1.452 million as of December 31, 2005 and 2004, respectively.

On December 16, 2005, pursuant to the terms of the Securities Purchase Agreement, the Company sold $9.975 million of Series A Convertible Preferred Stock to certain investors. The Company received $9.85 million in gross cash proceeds for the Preferred Stock. The Company used a portion of the proceeds from the sale of Series A Preferred Stock to repurchase certain financial instruments and make final dividend and interest payments to its now former parent company and the remainder will be used for general working capital purposes. The following financial instruments held by GMIL or their affiliates were repurchased by the Company for $8 million in conjunction with this transaction:

o	$3.5 million in Convertible Series AA Preferred Stock
o	$528,700 in outstanding debt
o	11,186,430 warrants
o	4,860,195 common shares

On December 16, 2005, the Company and Fusion Capital terminated their common stock purchase agreement and entered into a new agreement to purchase Series A Preferred Stock which was part of the $9.975 million in Series A Convertible Preferred Stock purchases.

It is expected that cash flows from the Company’s existing customer base, new sales and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months excluding acquisitions or major new product development initiatives. The Company believes it will have positive cash flows from operations on an annual basis for 2006 and possibly thereafter. In the event the Company’s projections do not occur as anticipated, the Company may not generate sufficient revenues to operate profitably in the future or generate sufficient operating cash flows to pay its liabilities as they become due and may be forced to curtail our business operations or acquire additional financing.

Net cash used by operating activities was $984 thousand during 2005. During 2004, operations provided $256 thousand. The cash used by operations of $984 thousand during 2005 consisted primarily of the net loss of $10.819 million and changes in operating assets and liabilities of $1.012 million, offset by non-cash charges of $10.847 million. Of the $10.847 million in non-cash charges, $9.340 million related to charges associated with embedded derivatives resulting form the issuance of the Series A Convertible Preferred Stock. During the year ended 2004, the Company received $265 thousand in cash proceeds related to the termination of a contract with a significant customer. See Note 1 of the consolidated financial statements for further discussion. During the years ended 2005 and 2004, the Company made cash interest payments of $145 thousand and $259 thousand, respectively, to its now former parent Company.

Net cash used by investing activities was $178 thousand and $77 thousand, during 2005, and 2004, respectively. The Company’s financing activities provided $897 thousand and $471 thousand in 2005 and 2004, respectively. As of December 31, 2005, the Company had the following contractual obligations or unrecorded obligations:

Contractual Obligations
Expected Maturity Dates ($000s)

	2006	2007	2008	2009
Operating leases	$97	$ 5	--	--
Capital leases	$28	$29	$31	$19

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

In December 2004 the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Our adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

Item 7. Financial Statements.

Reference is made to the financial statements, the reports thereon and the notes thereto included as a part of this Annual Report on Form 10-KSB, which financial statements, reports and notes are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Board of Directors
Global Med Technologies, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Global Med Technologies, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Med Technologies, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the two years ended December 31, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

March 29, 2006
Denver, Colorado

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 1,368	$ 1,633
Accounts receivable-trade, net of allowance for uncollectible accounts
of $137 and $107, in 2005 and 2004, respectively	1,029	731
Accrued revenues, net of allowance for uncollectible accounts of
$6, in 2005 and 2004	754	188
Prepaid expenses and other assets	234	533
Deposit in escrow	1,004	--

Total current assets	4,389	3,085
EQUIPMENT, FURNITURE AND FIXTURES, AT COST:
Furniture and fixtures	393	393
Machinery and equipment	448	405
Computer hardware and software	1,990	1,855

	2,831	2,653
Less accumulated depreciation and amortization	(2,521)	(2,366)

Net equipment, furniture and fixtures	310	287
CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
net of accumulated amortization of $3,260 and $3,247,
Respectively	2	15
NOTES RECEIVABLE, and accrued interest, net of allowance for	--	529
uncollectible amounts of $565 in 2005

Total assets	$ 4,701	$ 3,916

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 135	122
Accrued expenses	733	862
Accrued payroll	236	163
Accrued compensated absences	386	313
Noncompete accrual	35	35
Deferred revenue	2,690	2,785
Litigation accrual	1,004	--
Capital lease obligation, current portion	19	14
Accrued dividend, related party	--	243

Total current liabilities	5,238	4,537
DERIVATIVE FINANCIAL INSTRUMENTS SERIES A AND
WARRANTS, at estimated fair value	15,267	--
CAPITAL LEASE OBLIGATION, less current portion	54	74
FINANCING AGREEMENTS, RELATED PARTY	--	529

Total liabilities	20,559	5,140

COMMITMENTS AND CONTINGENCIES (Notes 2, 5 and 9)
CONVERTIBLE REDEEMABLE PREFERRED STOCK SERIES AA, $.01 par
value: Authorized shares - 3,500; 0 and 3,500 issued and
outstanding as of December 31, 2005 and 2004, respectively
(liquidation preference of $3,500)	--	3,493
CONVERTIBLE PREFERRED STOCK SERIES A, $.01 par value:
Authorized shares - 100, 10 outstanding (liquidation	9,975	--
preference of $9,975)
STOCKHOLDERS’ DEFICIT:
Convertible Preferred Stock Series BB, $.01 par value:	--
Authorized shares - none outstanding	--
Preferred stock, $.01 par value: Authorized shares - 5,725;	--
none issued or outstanding	--
Common stock, $.01 par value: Authorized shares - 90,000;
issued and outstanding shares- 22,955 and 27,465 at	229	275
December 31, 2005 and 2004, respectively
Additional paid-in capital	36,657	35,975
Accumulated deficit	(62,719)	(40,967)

Total stockholders’ deficit	(25,833)	(4,717)

Total liabilities and stockholders’ deficit	$ 4,701	3,916

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Year Ended December 31
	2005	2004
Revenues	$ 11,204	6,884
Cost of revenues	3,383	2,437

Gross profit	7,821	4,447

OPERATING EXPENSES:
General and administrative	2,709	2,434
Summary judgment	1,004	--
Sales and marketing	2,570	1,597
Research and development	2,241	838
Depreciation and software amortization	167	160

Total operating expenses	8,691	5,029

Loss from operations	(870)	(582)
OTHER INCOME (EXPENSES):
Notes receivable allowance	(529)	--
Other financing costs	(11,032)	--
Change in estimated fair value of derivative instruments	1,692	--
Interest income	9	51
Interest expense	(13)	(6)
Interest expense to related party	(76)	(229)

Loss before taxes	$(10,819)	$ (766)
Provision for income taxes	--	--

Net loss	$(10,819)	$ (766)
Preferred dividend, related party	(698)	(479)

Deemed dividend, issuance of Series A
Preferred Stock	$(10,235)	$ --

Net loss attributable to common
Stockholders	$(21,752)	$(1,245)

Basic and diluted loss per common share	$ (0.79)	$ (0.05)

Weighted average number of common shares
Outstanding: basic and diluted	27,528	25,771

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
Issuance of common shares of thousand (see
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

See accompanying notes to consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balances, December 31, 2004	27,465	$ 275	$ 35,975	$(40,967)	$(4,717)
Issuance of options for services or
accelerated option vesting	--	--	780	--	780
Issuance of common stock for
services, related party (see Note 5)	7	--	--	--	--
Exercise of options	232	2	169	--	171
Dividends on series AA Preferred
Stock, related party (see Note 6)	--	--	--	(698)	(698)
Issuance of common stock for cash,
net of issuance costs of
thousand (see Note 6)	111	1	58	--	59
Preferred dividend, Series A Convertible
Preferred Stock, net of issuance
costs of $260 (see Note 6)	--	--	--	(10,235)	(10,235)
Issuance of detachable warrants
associated with Series A
Convertible Preferred Stock	--	--	3,605	--	3,605
Repurchase of common shares and
warrants from GMIL	(4,860)	(49)	(3,930)	--	(3,979)
Net loss	--	--	--	(10,819)	(10,819)

Balances, December 31, 2005	22,955	$ 229	$ 36,657	$ (62,719)	$ (25,833)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,819)	$ (766)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	155	123
Amortization of software development costs	13	37
Issuance of common stock, options and warrants
for services and other	780	31
Fair value of derivatives financial instruments	(1,692)	--
Other financing costs	11,032	--
Bad debt expense, (credit)	30	(12)
Notes receivable allowance for uncollectible amounts	529	--
Changes in operating assets and liabilities:
Accounts receivable-trade	(328)	(457)
Accrued revenues	(566)	(92)
Prepaid expenses and other assets	(53)	(98)
Notes receivable, accrued interest	--	(48)
Accounts payable	13	(182)
Accrued expenses	(129)	239
Accrued payroll	73	49
Accrued compensated absences	73	36
Deferred revenue	(95)	1,396

Net cash provided by operating activities	(984)	256

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and fixtures	(178)	(77)

Net cash used in investing activities	(178)	(77)

See accompanying notes to the consolidated financial statements

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended December 31,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt repayment, related party	$ (529)	$ --
Exercise of options and warrants for cash	171	67
Dividend payments Series AA Preferred Stock, related party	(941)	(131)
Principal payments under capital lease obligations	(15)	(7)
Issuance of common stock for cash, net of offering costs	93	549
Redemption of Series AA Preferred Stock	(3,493)	--
Repurchase of common stock and warrants	(3,979)	--
Issuance of Series A Preferred Stock, net	9,590	--
Costs associated with preferred stock	--	(7)

Net cash provided by financing activities	897	471

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(265)	650
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,633	983

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 1,368	$ 1,633

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:

Cash paid for interest in 2005 and 2004 was $158 thousand and $265 thousand, respectively. Of the $158 thousand paid for interest in 2005, $145 thousand was paid to a related party. Of the $265 thousand in cash paid for interest in 2004, $259 thousand was paid to Global Med International Holdings Limited, a related party, on behalf of Global Med China & Asia Limited.

The Company recognized expenses of approximate $780 thousand and $9 thousand, for the years ended December 31, 2005 and 2004, respectively. Of the option expense recognized in 2005, approximately $521 thousand related to accelerated vesting or certain options that were issued prior to January 1, 2005 and $8 thousand related to normal expenses associated with the vesting of options. In addition, approximately $251 thousand related to options issued to consultants during 2005.

The Company issued common shares to a related party for services valued at $7 thousand, for the years ended December 31, 2005 and 2004, respectively.

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

See accompanying notes to the consolidated financial statements

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS

On May 23, 1995, The Wyndgate Group, Limited (“Wyndgate”) merged with National MRO, Inc. (“National MRO”) and National MRO changed its name to Global Data Technologies, Inc., which subsequently changed its name to Global Med Technologies, Inc. (“Global Med” or the “Company”). Global Med provides information management software products and services to the health care industry. Wyndgate operates as a division of Global Med and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc. (“PeopleMed”), a Colorado corporation, which is approximately 83% owned by the Company to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. Approximately 11% of PeopleMed is owned by certain officers and directors of Global Med. The remaining 6% of PeopleMed common shares are owned by unaffiliated shareholders.

RELATED PARTIES AND RELATED PARTY ACTIVITY

Pursuant to a Stock Purchase Agreement, dated as of December 16, 2005 between the Company and Global Med International Limited (“GMIL”), the Company’s outstanding debt with GMIL in the amount of $528,700, the outstanding Series AA Preferred Stock in the amount of $3.5 million, outstanding common shares numbering 4.360 million and the outstanding warrants to purchase 11.186 million shares of common stock were paid off, redeemed, or repurchased, respectively, for $8 million. In addition, the investors purchased 6.350 million common shares from GMIL directly. In addition all of the six members of the Company’s Board of Directors nominated by GMIL resigned. As a result of the above, effective December 16, 2005, GMIL is no longer a considered a related party of the Company.

Prior to this, Global Med was financed primarily through lending arrangements with Global Med International Limited (“GMIL”). These lending arrangements were originated by eBanker USA.com, Inc., (“eBanker”) transferred, along with eBanker’s ownership in Global Med, to Global Med China & Asia Limited (“GMCAL”) in October 2002, and then the lending arrangements were transferred to GMIL in September 2003. Until November 28, 2001, eBanker was a consolidated subsidiary of eVision International, Inc. (“eVision”). eVision is majority owned by China Credit Holdings Limited (“China Credit” formerly Heng Fung Holdings Limited) and its subsidiaries, Online Credit Limited and Heng Fung Singapore Pte. Limited. Currently, GMCAL is a shareholder of Global Med. Until November 2001, eVision was also a shareholder of Global Med. eBanker through its subsidiary, GMCAL, is a shareholder of Global Med. Additionally, eVision and GMCAL each hold warrants to acquire 1 million and 11.186 million shares, respectively, of Global Med’s common stock with exercise prices that range from $0.25-$0.50 per share. As discussed further below in the accompanying financial statements, in November 2000, eBanker and Global Med entered into a series of equity transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision effective November 2000.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 2005 and 2004, eVision provided the Company with various support services. In December 2005, the Company paid eVision $45 thousand for these support services dating back to February 2002. Prior to this, the Company had been accruing certain amounts related to estimated charges. As a result of this payment, the Company reversed in 2005 approximately $68 thousand in expenses associated with prior years’ estimated expenses. The Company recognized $21 thousand in payment during the year ended December 31, 2004. eVision expenses and the related credits were applied to general and administrative activities. As of December 31, 2005 and 2004, the Company had accrued $0 and $113 thousand, respectively, on the balance sheets related to these periods. During 2005 and 2004, the Company incurred $145 thousand and $229 thousand, respectively, in interest charges from related parties. Global Med International Holdings Limited (“GMIHL”) is a subsidiary of eBanker.

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

Prior to the fourth quarter of 2003, the Company had a valuation allowance on all of the interest income associated with the note receivable discussed above. Although the financial status of the entity that was lent the $400 thousand notes receivable did not warrant a reserve for the principal amount of the notes receivable because the Company believed no impairment existed, no interest income was recognized prior to the fourth quarter of 2003. Subsequent to the year ended December 31, 2003, the Company, which prior to this had not received any monies from the entity to whom the note receivable was lent, received $42 thousand from this entity for services to be performed. Based on the improvements in the entities financial status and the receipt of monies from the entity, the Company effectively removed the valuation allowance from the interest income on the note receivable. The Company recognized $48 thousand in interest on this note receivable during the year ended December 31, 2004. During 2005, the Company received certain external information that made the Company believe that setting up a reserve for the entire amount of the notes receivable and accrued interest was necessary. As a result, the Company established a 100% reserve for $400 thousand in notes receivables and $165 thousand in accrued interest that were on the Company’s balance sheet as of December 31, 2005.

As a result of these transactions and relationships, the financial condition and results of operations of Global Med may not necessarily be indicative of those that would have resulted if Global Med were unaffiliated with the related party entities mentioned above.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Global Med and its majority-owned subsidiary. Intercompany accounts and transactions are eliminated in consolidation. There is no minority interest reflected in the consolidated balance sheets at December 31, 2005 and 2004 because PeopleMed had a stockholders’ deficit.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CASH AND CASH EQUIVALENTS

For purposes of the accompanying financial statements, the Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

CREDIT RISK AND MARKET RISK

Accounts receivable at December 31, 2005 and 2004 are derived primarily from SafeTrace and from SafeTrace Tx sales and related services to blood centers and blood center service providers located in the United States and internationally. The International amounts are not material. Historically, the Company has not required collateral or other security to support customer receivables. In order to reduce credit risk, the Company requires substantial down payments and progress payments during the course of an installation of its software products. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk specific to customers.

The Company has customers located in numerous locations across the United States and Puerto Rico and sales are not concentrated in any geographic or economic region. The Company also has international customers in Africa and Canada. PeopleMed’s customer is located in the State of Colorado.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLES AND ACCRUED REVENUES

The Company regularly evaluates the collectibility of its trade accounts receivable and unbilled receivables balances based on a combination of factors. The Company establishes a general reserve for accounts receivable. In addition, when a customer’s account becomes past due, the Company initiates dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it expects to recover given all information presently available. The Company also records reserves for bad debt for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. The Company’s allowance for uncollectible accounts receivable and unbilled receivables totaled $143 thousand and $113 thousand respectively, at December 31, 2005 and 2004 and is included on the consolidated balance sheet as a reduction of accounts receivable and accrued revenues.

ALLOWANCE FOR NOTES RECEIVABLE AND ACCRUED INTEREST

The Company evaluates the collectibility of its notes receivable and the related accrued interest. During the three months ended December 31, 2005, the Company determined that its notes receivable and the related accrued interest of $565 thousand were impaired. As a result, the Company set up a reserve for the entire amount of the notes receivable and accrued interest during this period. The Company is in the process of attempting to renegotiate the notes receivable term and extend it for an additional five years. In the event the parties to the notes receivable eventually are able to repay some or all of the outstanding balance of the notes receivable and accrued interest, the Company could potentially recognize a gain ranging between $0 and $565 thousand, as of December 31, 2005.

SUMMARY JUDGMENT DEPOSIT

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represents potential fees and attorneys’ costs the Company could be required to pay in the event the Company does not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2005. Based on external evidence, the Company has determined that it is more likely than not that the Company will be required to pay the $1.004 million that is currently classified as a “Deposit in escrow.” As a result, the Company expensed the amount of the Deposit in escrow and set up a liability for $1.004 million in the form of “Litigation accrual” as of December 31, 2005. The Company is currently appealing the judge’s decision and in the event the Company prevails, the Company may be refunded the $1.004 million deposit or a portion thereof. In the event the Company prevails, the Company could recognize a reduction in expenses ranging between $0 and $1.004 million, as of December 31, 2005.

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

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Commencing upon the initial product release or when software development revenue has begun to be recognized, these costs are amortized, based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, generally three to four years. For the years ended December 31, 2005 and 2004, the Company recorded approximately $13 thousand, and $37 thousand, of amortization, of software development costs, respectively.

During the years ended December 31, 2005 and 2004, the Company did not capitalize any costs related to SafeTrace Tx. The Company discontinued capitalizing costs related to this product because the remaining period for amortizing software development costs was less than one year. The Company does not expect to begin capitalizing software development costs for its products in the near future.

NONCOMPETE AGREEMENTS

In 1996, the Company entered into non-compete agreements with certain key employees. The provisions of these non-compete agreements with these employees have expired. At December 31, 2005 and 2004, $35 thousand remains payable whenever sufficient cash flow, as defined, is available as determined by the Company’s Board of Directors.

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

The fair value of derivative financial instruments, all of which relate to the issuance of the Company’s common stock upon conversion or redemption of convertible preferred stock and the exercise of related warrants, is estimated using the Black Scholes pricing model and assumptions related to the estimated term of those instruments, the volatility of the price of the Company’s common stock, interest rates and the probability of such conversion or redemption.

DERIVATIVE FINANCIAL INTSTRUMENTS

The Series A Convertible Preferred Stock and related warrants include certain terms, conditions and features which are separately accounted for as embedded derivative liabilities at estimated fair value. The determination of fair value includes significant estimates by management including the term of the instruments, volatility of the price of the Company’s common stock, interest rates and the probability of conversion, redemption or a future dilutive financing transaction, among other items. The fluctuations in estimated fair value may be significant from period-to-period which, in turn, may have a significant impact on the Company’s reported financial condition and results of operations.

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

For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately. We may modify our pricing practices in the future, which could result in changes in our vendor specific objective evidence of fair value for these undelivered elements. As a result, our future revenue recognition for multi-element arrangements could differ significantly from our historical results.

If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then new software license revenue is generally recognized together with the consulting services based on contract accounting using the percentage-of-completion method. Contract accounting is generally applied to arrangements when services include significant modification or customization of the software. Progress towards completion is generally measured based on hours incurred versus projected total hours. The projected costs associated with contract accounting are accrued at rates consistent with the revenue recognized under percentage of completion.

Certain of the Company’s contracts include warranties that provide for refunds of all or a portion of the software license and or other fees in the event that the Company is unable to provide maintenance services, for which there is a separate fee, for the contractually prescribed period. Contracts with these provisions are accounted for in accordance with the policies above.

The Company provides consulting services that include implementation, training and the performance of other services to its customers. Revenue from such services is generally recognized ratably over the period during which the applicable service is to be performed. In addition, the Company may recognize certain implementation revenues based on the hourly rates in effect on the contract multiplied by the number of hours completed.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Support agreements generally call for the Company to provide technical support and software updates, on a “when-and-if-available” basis to customers. Revenue on technical support and software update rights is recognized ratably over the term of the support agreement.

Revenues from the re-sale of hardware and software, obtained from vendors, are recognized at the time the hardware and software are delivered to customers.

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

SIGNIFICANT CUSTOMERS

During the years ended December 31, 2005 and 2004, there were no customers who accounted for more than 10% of the Company’s revenues.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing the net loss by the weighted-average number of common shares outstanding during the periods presented. Diluted net loss per common share reflects the potential dilution of securities that could participate in the earnings unless their effort is antidilutive. Stock options, warrants outstanding and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Common share equivalents are excluded from the computation, as their effect would be antidilutive. For the years ended December 31, 2005 and 2004 approximately 21.6 million and 9.6 million, equivalent dilutive securities (primarily convertible preferred stock, common stock options, and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

STOCK BASED COMPENSATION

At December 31, 2005 the Company has several stock-based compensation plans, which are described more fully in Notes 6 and 7. The Company has adopted the “disclosure method” provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted under SFAS No. 123, the Company continues to account for stock-based compensation for awards to employees under the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. Stock based compensation paid to consultants and other non-employees is accounted for at fair value under the provisions of SFAS No. 123. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), which provides for alternative methods to transition to the fair value method of accounting for stock options in accordance with provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation.” In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The transition provisions of SFAS 148 are currently not applicable to us as we continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s pro forma amounts would have been as indicated in $(000s) except per share data:

	Year Ended December 31,
	2005	2004
Net loss as reported	$(10,819)	$ (766)
Preferred dividends related party	(698)	(479)
Deemed dividend, issue of Series A Convertible	(10,235)	—
Preferred Stock
Total stock-based compensation expenses
determined under fair value accounting, net of
tax effects	(2,536)	(1,257)

Pro forma net loss available to common	$(24,288)	$(2,502)
stockholders

Net loss per common share
As reported	$ (0.79)	$(0.05)
Pro forma	$ (0.88)	$(0.10)

Assumptions:
Dividend Yield	—	—
Volatility factor	363%	405%
Risk free interest rate	4.42%	4.23%
Expected Life of Option (in years)	7	10

The estimated value of the total options granted during the years ended December 31, 2005 and 2004 were $3.9 million and $165 thousand, respectively.

The estimated fair value compensation expense associated with the options granted during 2005 and 2004, and their respective portions vesting were $2.409 million and $13 thousand, respectively, for the years ended December 31, 2005 and 2004.

The weighted-average estimated fair value of employee stock options granted during 2005 and 2004 were $1.18 and $0.55 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense during the vesting period which could range from immediate vesting to nine years.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In December 2004 the FASB issued revised SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Global Med is currently required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, Global Med must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Global Med is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Global Med has not yet determined the method of adoption for SFAS 123R. The Company currently estimates that the adoption of SFAS 123R will have a material impact on the financial results for the next several years. The Company currently estimates that for options granted as of December 31, 2005 that the Company will recognize expenses related to grants to employees, officers, and directors that range from $100 thousand to $150 thousand for 2006 and 2007, respectively, and approximately $250 thousand in 2008. Additional option grants to employees, directors or officers after December 31, 2005 could significantly increase the expenses associated with recognizing option grants in accordance with SFAS 123R. Actual results could vary materially from these current estimates.

Reclassifications

Certain reclassifications have been made to the 2004 financial statement to conform to the 2005 presentation.

NOTE 2. FINANCING AGREEMENTS, RELATED PARTY

Financing Agreements with Related Parties

Debt Conversion

Pursuant to a Stock Purchase Agreement, dated as of December 16, 2005 between the Company and Global Med International Limited ("GMIL"), the Company’s outstanding debt with GMIL in the amount of $528,700 was paid off, the outstanding Series AA Preferred Stock in the amount of $3.5 million were redeemed, and outstanding common shares numbering 4,860,195 and warrants numbering 11,186,430 were redeemed. A table outlining the instruments acquired from GMIL is located in footnote 6.

A history of the financing agreements with related parties is located in the Company's audited financial statements on Form 10-K for the year ended December 31, 2004.

NOTE 3. RISKS AND UNCERTAINTIES

Global Med designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. Global Med currently has customers and recognizes revenues from its proprietary products. However, the number of customers and levels of revenue have not been sufficient for Global Med to attain profitable operations. Global Med has incurred significant cumulative operating losses. Additionally, Global Med currently has an accumulated shareholders' deficit. Although the Company believes that it may be profitable in 2006 and beyond and have positive cash flows from operations on an annual basis, the ultimate success of Global Med is dependent upon a number of factors such as increasing market acceptance of its products, the addition of significant new customers and maintaining effective cost controls, none of which is assured.

NOTE 4. INCOME TAXES

The Company has net operating loss carry forwards of approximately $23.5 million which expire in the years 2008 to 2025, all of which is subject to limitation under Section 382 of the Internal Revenue Code due to the various changes in equity ownership during 2005, 2000 and 1999.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Actual income tax benefit differs from the amount calculated using the Federal statutory tax rate as follows:

	in ($000s)
	2005	2004
Expected tax benefit	$(3,678)	$(273)
Effect of permanent differences	3,316	13
Change in valuation allowance for deferred tax assets	415	302
State tax benefit, net of federal provision (benefit)	(35)	(25)
Other	(18)	(17)

Income tax expense	$ --	$ --

The components of the deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	in ($000s)
	2005	2004
Deferred tax assets:
Net operating loss carry forwards	$ 9,290	$ 9,253
Allowance for uncollectible accounts and notes
Receivable	279	45
Unearned revenue and accrued expenses	1,215	1,224

Gross deferred tax assets	10,784	10,522
Valuation allowance	(10,784)	(10,515)

Net deferred tax assets	--	7
Deferred tax liabilities:
Capitalized software development costs	--	7

Gross deferred tax liabilities	--	7

Deferred tax assets, net	$ --	$ --

The components of income tax expense are as follows for the year ended December 31, 2005:

	December 31, 2005	December 31, 2004
Current
Federal	$ 0	$ 0
State	0	0
Deferred
Federal	327	238
State	88	64
Valuation allowance	(415)	(302)

Total taxes	$ 0	$ 0

In assessing the realizability of deferred tax assets, management concluded that it is not more likely than not that the deferred tax assets would not be realized. The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income in the period in which the temporary differences become deductible. The Company has established a valuation allowance for deferred taxes due to the uncertainty that the deferred tax assets will be utilized.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. LEASES

The Company leases equipment and office space. Rental expense under operating leases was approximately $253 thousand and $244 thousand for the years ended December 31, 2005 and 2004, respectively.

The following represents the future minimum lease payments for all capital leases as well as the non-cancelable operating leases at December 31, 2005 in ($000s):

	Capital Leases	Operating Leases
2006	$ 28	$ 97
2007	29	5
2008	31	--
2009	19	--
Total minimum lease payments	$ 107	$ 107

Less amount representing interest	(34)

Present value of minimum lease payments	$ 73
Less current portion of obligation under capital leases	(19)

Obligation under capital lease, less current portion	$ 54

As of December 31, 2005, the value of the Company’s outstanding capital leases included in the Company’s balance sheet in equipment, furniture, and fixtures, had an underlying cost of $95 thousand and accumulated depreciation of $27 thousand.

NOTE 6. STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

Sale of Series A Convertible Preferred Stock and Detachable Warrants

On December 16, 2005, pursuant to the terms of the Securities Purchase Agreement, the Company sold $9.975 million of Series A Convertible Preferred Stock (“Series A”) and warrants to certain investors. The Company received net proceeds of $9.590 million for the Series A. There are 100 thousand Series A authorized and 9,975 shares of Series A outstanding with a stated value of $1 thousand per share. The $9.975 million in Series A is convertible at the holders option into common shares at $0.72 per share based on the Series A’s stated value. The conversion price of the Series A and the related warrants is subject to reset, under certain circumstances, if the Company issues common stock or common stock equivalents at a price below $0.72 per share. The Series A is presently convertible into 13.854 million shares of common stock at any time and does not have voting rights. The Series A has preference in liquidation over the Company’s common stock. The stated value represents the liquidation value. The Series A shares are subject to redemption based on the occurrence of certain conditional events, some of which are considered to be outside of the Company’s control. Primarily based on these redemption features, the Series A has been recorded as mezzanine equity. The Company cannot issue dividends on the common stock while the Series A is outstanding unless an equal dividend is declared on the Series A. The dividend on the Series A would be calculated by determining the number of common shares the Series A is convertible into and then applying the same dividend to the Series A that was provided to the common shareholders. The holders of the Series A also received warrants to purchase 10.391 million common shares that can be exercised at $0.72 per share. These warrants have a cashless exercise feature and have a five-year term.

The following table summarizes the unregistered securities that were issued by the Company in conjunction with the above transaction.

Security	Number	Common Shares Equivalents
Series A Convertible Preferred Stock	9,975	13,854,167
Detachable Warrants	10,390,625	10,390,625

The Company can force conversion of the Series A provided the following have occurred:

o	The Company’s stock has traded at or above a weighted average price of $3.50 per share for 20 consecutive trading days,

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

o	The trading volume of the Company’s common stock has averaged at least 150 thousand shares per day for 20 consecutive days trading days, and

o	The common share ownership of the holder of the Series A after conversion would not represent more than 4.99% of the Company’s outstanding common stock after conversion.

The number of common shares the Series A is convertible into will be included in the calculation of diluted common shares outstanding in the event that the inclusion of these common share equivalents has a dilutive effect. The agreement for the purchase of Series A requires the Company to register the common shares underlying the warrants and the Series A. The Series A does not have a dividend. In the event the registration statement underlying the Series A and the related securities is not declared effective within 240 days, the Company may be required to pay a dividend of 18% on the Series A. As of the date this Form 10-KSB was filed, the Company had received notification that the registration statement for the common shares underlying the Series A and the warrants had been declared effective. In addition to the conditions above, there are certain circumstances which could require the Company to pay a penalty on the Series A of up to 4% per month, but not to exceed 24%. These circumstances include but are not limited to failure of the Company to obtain registration of the common shares underlying the warrants and Series A within 155 days of the Series A transaction date which was December 16, 2005. The Company believes that the penalties on the Series A of up to 24% do not exceed the difference between the value of a registered and unregistered share of the Company’s common shares.

The Company accounted for the Series A based on its stated value. The Company accounted for the warrants based on an allocation of their relative value from the stated value of the Series A. In addition, the Company recognized financing costs of $11.032 million associated with the embedded derivatives of the Series A and the related warrants.

On December 16, 2005, the date the Company entered into the transaction to sell the Series A, the price of the Company’s common stock was $1.15 per share and the conversion price was $0.72 per share. As a result of the conversion feature on the Series A, the Company recognized a deemed dividend to the Series A holders in the amount of approximately $9.975 million.

As discussed more fully in Note 8, the Series A and the related warrants have certain freestanding embedded derivative financial instruments requiring separate accounting treatment under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The total fair value of the derivatives on December 16, 2005 was determined to be approximately $16.959 million and, accordingly, the entire $9.975 stated value of the Series A has been allocated to those derivative instruments. In addition, because the fair value of the derivatives exceeded the carrying value of the Series A, the Company recorded a charge for other financing costs equal to the excess value, in the amount of $11.032 million, upon consummation of the Series A transaction.

For a period of one year from the effective date of the registration statement underlying the common shares on the Series A and the warrants, the holders of the Series A are entitled to up to 100% participation in any financing arrangements. In addition, until the 90 days after the effective date of the registration statement for the common shares underlying the Series A and related warrants, the Company may not enter into equity sales or issue options unless they are to employees, officers or directors of the Company.

Sales of Common Stock

Private Placements

During the year ended December 31, 2004, the Company received net proceeds of $549 thousand from the sale of 1.525 million shares of unregistered common stock. The price per share price was $0.40. The Company filed a Form S-1 registration statement to register these shares on December 6, 2004 and this registration statement went effective in May 2005. As a result of the private placement, the Company incurred issuance costs of approximately $61 thousand. In addition, the Company issued 125 thousand warrants to purchase unregistered common shares of the Company’s stock at $0.40 per share as part of this transaction. The Company used the proceeds of the private placement for general working capital purposes.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Preferred Stock

Series AA

On December 16, 2005, the Company redeemed all of the outstanding Series AA Convertible Redeemable Preferred Stock. The Series AA Convertible Preferred Stock was redeemed using the proceeds from the sale of the Series A.

The following financial instruments held by GMIL or their affiliates were repurchased by the Company for $8 million in conjunction with this transaction:

Instrument	Value	Common Shares Equivalents
Convertible Redeemable
Series AA Preferred Stock	$3,500,000	7,777,000
Warrants	$ 909,378	11,186,430
Common Shares	$3,061,922	4,860,195
Debt	$ 528,700	N/A

On December 16, 2005, in conjunction with the purchase of the Series A, the investors purchased 6,350,000 registered common shares directly from GMIL for $4 million.

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

All of the Series BB Preferred Stock were converted into 675 thousand shares of common stock on December 13, 2004.

Common Stock Purchase Agreement

On December 16, 2005, the Company entered into a Termination Agreement with Fusion Capital Fund II, LLC, pursuant to which the Company and Fusion Capital mutually agreed to terminate the Common Stock Purchase Agreement, dated March 16, 2005, by and between the Company and Fusion Capital. As part of the termination of the Common Stock Purchase Agreement, Fusion Capital received $575 thousand in Series A. Fusion Capital had provided the Company with $450 thousand in cash proceeds during the nine months ended September 30, 2005, and these proceeds were originally to be applied towards the purchase of common stock in conjunction with the Common Stock Purchase Agreement. As a result, the Company allocated the $ 450 thousand in proceeds previously received from Fusion Capital towards the purchase of the $575 thousand in Series A.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On July 7, 2004, the Company executed a preliminary agreement (“Preliminary Agreement”) with Fusion Capital as a precursor to the Purchase Agreement. As part of the Preliminary Agreement, the Company issued 50 thousand restricted shares of common stock. In addition, the Company agreed to reimburse Fusion Capital for $15 thousand in expenses associated with the transaction discussed above. The Company paid Fusion Capital the $15 thousand in October 2004. The 487 thousand common shares due to Fusion Capital were considered constructively issued on October 8, 2004. The 537 thousand common shares issued to Fusion Capital were valued at $309 thousand based on the market value of the common shares on the constructive date of issuance. In conjunction with the termination of Fusion Capital’s common stock purchase agreement, the Company netted the value of the remaining shares in prepaid expenses against the proceeds received. This amount was in prepaid expenses and other assets and was considered deferred offering costs on the Company’s December 31, 2004 balance sheet. Originally, the Company intended on reducing the value of these common shares on a pro rata basis as Fusion Capital purchased common shares under the terms of the Purchase Agreement. In conjunction with the termination of Fusion Capital’s common stock purchase agreement, the Company netted the value of the remaining shares in prepaid expenses against the proceeds received from Fusion for the Series A.

The Company agreed to provide a third party with 50 thousand warrants to purchase the same number of common shares of the Company with the execution of the Purchase Agreement. The warrants are priced at $0.57 per share, the closing price of the Company’s stock on the date of execution of the Purchase Agreement, October 8, 2004, and expire on October 8, 2009. These warrants were valued at $29 thousand. In addition, the Company issued five-year warrants to purchase 400 thousand shares of the Company’s common stock at $0.49 per share. These warrants were exercisable after the Company begins to receive funding under the Purchase Agreement, and then only on a pro rata basis as the Company received up to $4 million in equity funding. In conjunction with the termination of Fusion Capital’s Purchase Agreement, the Company cancelled 392,500 of the 400,000 warrants.

Options and Warrants Exercised

During the year ended December 31, 2005, 232 thousand options were exercised and the Company received $171 thousand in cash proceeds. No warrants were exercised during 2005. During the year ended December 31, 2004, 25 thousand options and 125 thousand warrants were exercised to purchase the same number of the Company’s common shares. The Company received $67 thousand related to the exercise of these options and warrants.

NOTE 7. STOCK OPTION PLANS, WARRANTS, AND STOCK COMPENSATION PLAN

The Second Amended and Restated 1997 Stock Option Plan (Plan) provides for the issuance of options to purchase up to 2.2 million registered shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock or as nonqualified stock options.

Only employees of the Company are eligible to receive incentive options. As of May 31, 2000, options could no longer be issued under this Plan. As of December 31, 2005, options to purchase 1.077 million shares of the Company’s common stock at a weighted average exercise price of $1.16 per share were outstanding under the Plan, of which all of the options to purchase shares were exercisable at December 31, 2005.

In the second quarter of 2001, the Company adopted the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan as amended provides for the issuance of options to purchase up to 10 million registered shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock options or as nonqualified stock options. Only employees of the Company are eligible to receive incentive options. The 2001 Plan expires on December 28, 2010. As of December 31, 2005, options to purchase 5.906 million shares of the Company’s common stock at a weighted average exercise price of $0.89 per share were outstanding under the 2001 Plan, of which 4.762 million options to purchase shares were exercisable at December 31, 2005. Options granted under the Plan vest on a straight-line basis, based on schedules as determined by the Board of Directors upon grant and generally expire 10 years after grant. During 2005, the Company issued 3.131 million stock options, 35 thousand were exercised, and 20 thousand options were cancelled under the 2001 Plan.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In June 2003, the Company’s Board of Directors approved the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan provides for the issuance of stock options exercisable to purchase up to 5 million shares of the Company’s common stock to employees, officers, directors and consultants. As of December 31, 2005, there were options to purchase 4.435 million shares under the 2003 Plan that were issued to such persons. The Company filed an S-8 registration statement to register the 5 million shares issuable under the 2003 Plan in May 2004. The range of the exercise prices for these options is $0.45 to $1.50 per share. The weighted-average exercise price of these options is $0.68 per share. All of these options were exercisable as of December 31, 2005.

The Company also periodically grants options to purchase shares of restricted common stock. The shares underlying these options are not registered under the 1933 Act. As of December 31, 2005, there were options to purchase 385 thousand shares of common stock at a weighted average exercise price of $1.90 per share through 2005 were outstanding, of which all were exercisable at December 31, 2005.

During 2005, the Company issued approximately 563 thousand options to consultants and recognized approximately $251 thousand in expenses associated with these grants.

The following table presents the activity for options for the years ended as of December 31:

	2005	2004
	Options	Price*	Options	Price*
Outstanding, beginning of year	8,893,442	$ 0.75	8,754,942	$ 0.76
Granted	3,331,000	1.18	300,000	0.55
Forfeited/cancelled	(187,753)	1.05	(136,500)	0.64
Exercised	(234,500)	0.73	(25,000)	0.66

Outstanding, end of year	11,802,189	0.87	8,893,442	0.75

* Price reflects the weighted average exercise price.

The following table presents the composition of options outstanding and exercisable as of December 31, 2005:

	Options Outstanding			Exercisable Options
Range of exercise prices	Amount	Price*	Life*	Amount	Price*
$ 0.45 - 0.55	128,247	$ 0.71	6.9	126,247	$ 0.48
0.56- 1.00	7,578,498	0.65	4.5	7,498,498	0.65
1.01 - 1.50	3,592,500	1.18	8.7	2,514,556	1.18
1.51 - 2.00	313,694	1.78	1.7	313,694	1.78
2.45 - 3.00	175,750	2.52	5.7	175,750	2.52
3.75 - 3.75	13,500	3.75	0.3	13,500	3.75

Total December 31, 2005	11,802,189	0.87	5.7	10,642,245	0.84

*Price and life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Acceleration of Option Vesting

On December 16, 2005, the Company elected to accelerate the vesting on certain employee options that were to vest in 2006 and 2007. As a result of this accelerated vesting, the Company recognized approximately $521 thousand in compensation expense during the fourth quarter of 2005. The decision to accelerate the vesting was done in order to reward the Company’s existing employees for their loyalty and hard work. In the event these options are exercised, this will result in additional cash for the Company. In addition, by accelerating the vesting on these options in 2005, the Company will be expensing these options under the rules in effect when these options were granted versus the accounting rules that are effect in 2006.

During 2005, the Company recognized approximately $8 thousand in expenses related to stock options issued as of December 31, 2004.

Warrants

The following summarizes the outstanding warrants to purchase shares of common stock of Global Med for the years ended December 31, 2005 and 2004:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2003	13,027,530	$ 0.52
Issued	575,000	0.48
Exercised	(125,000)	0.40
Cancelled	(187,800)	3.75

Balance at December 31, 2004	13,289,730	0.48
Issued	10,675,626	0.73
Repurchased	(11,186,430)	0.48
Cancelled	(385,000)	0.49

Balance at December 31, 2005	12,393,926	$ 0.69

All of the outstanding warrants are exercisable with exercise prices that range from $0.25 to $1.25 per share and expire in the years 2007 to 2010.

In conjunction with the December 16, 2005 sale of the Series A, the Company issued 10,390,625 warrants to the investors to purchase the same number of common shares with a term of five years and an exercise price of $0.72 per common share. In addition, the Company issued 285 thousand warrants to purchase the same number of common shares with an exercise price of $1 per share and a term of 5 years. These warrants were issued as fees for assistance in facilitating the Series A Preferred Stock purchase.

The Company cancelled 392,500 warrants that were issued in association with the sale of certain common stock.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 2004, the Company issued 575 thousand warrants in conjunction with the sale of common stock. See note 6 for further discussion.

During 2004, 125 thousand warrants were exercised for cash proceeds of $50 thousand.

Stock Compensation Plan

In  2000, the Company issued 30 thousand shares of common stock to a third party for services under the stock compensation plan and authorized the issuance of 35 thousand shares to a Director of the Company in his role as active Acting Principal Financial and Accounting Officer and Treasurer. Of the 35 thousand authorized shares as of December 31, 2000, 35 thousand were issued as of December 31, 2005. The market value of the shares that had been issued or authorized was $65 thousand, based on quoted market prices. During the years ended December 31, 2005 and 2004, the Company recognized $0 and $8 thousand, respectively, in the statement of operations associated with the 35 thousand shares authorized in the year ended December 31, 2000 to be issued to a director in his role as Acting Principal Financial and Accounting Officer and Treasurer. Mr. Cook resigned as Acting Principal Financial and Accounting Officer and Treasurer in February of 2004.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with the issuance of the Series A and the related warrants (see Note 6), the Company evaluated the terms and conditions of both instruments, and the related warrants, in order to determine whether such terms and conditions and warrants represent embedded or freestanding derivative instruments under the provisions of SFAS 133 and Emerging Issues Task Force issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock (“EITF 00-19”). As a result of these evaluations, the Company has determined that certain features of the Series A that are deemed to be embedded derivatives. These features are as follows:

o	Conversion feature;

o	Variable number of shares to be issued upon certain triggering events;

o	Anti-dilution clause, and

o	Change in control redemption premium clause

The warrants related to the Series A contain an anti-dilution clause which is deemed to be an embedded derivative. The embedded derivatives are accounted for on a “bundled” basis in accordance with SFAS 133 Implementation Issue No. B-15.

The estimated fair value of the derivative instruments at inception (the date at which all significant financial terms were finalized) and December 31, 2005 are as follows:

	December 16, 2005	December 31, 2005

Series A:

Conversion Feature	$15,932	$14,270

Variable Number of Shares	283	253

Anti-Dilution	321	321

Change in Control	125	125

	16,661	14,969
Warrants:

Anti-Dilution	298	298

Total	$16,959	$15,267

The net change in estimated fair value for the period from December 16, 2005 to December 31, 2005 is included as a benefit in the statement of operations and totaled $1.692 million for the year ended December 31, 2005.

The embedded derivatives for the conversion feature and the issuance of a variable number of shares related to the Series A were valued using the Black-Scholes option-pricing model in a manner similar to a call option. The anti-dilution feature for the Series A and the warrants were valued using the Black Scholes put valuation model. The following assumptions were used for valuing the Black Scholes option and put pricing models and then a probability weight was added to each embedded derivative:

	Series A Embedded Derivative
	December 16, 2005		December 31, 2005
Estimated dividends	—		—
Expected volatility	320%		320%
Risk-free interest rate	4.4	7%	4.4	7%
Estimated term (years)	10		10
Probability Weights

Beneficial conversion	100%		100%
Variable number of shares to be issued
upon certain triggering events	6%		6%
Anti-dilution clause	5%		5%
	Related Warrant Embedded Derivatives
	December 16, 2005		December 31, 2005
Estimated dividends	—		—
Expected volatility	243%		243%
Risk-free interest rate	4.3	9%	4.3	9%
Contractual term (years)	5		5
Probability Weights
Anti-dilution clause	5%		5%

The probability of the beneficial conversion was weighted as 100% because conversion is completely within the control of the Series A holders. The probability for the issuance of a variable number was assessed by reviewing the specific events that would lead to the issuance of a variable number of additional shares and then accumulating the probability weights of these items. The anti-dilution clause probability was assessed by reviewing the specific circumstances that would require the issuance of common stock equivalents at a price below $0.72 per share. The Company believes that this is highly unlikely given the Company’s current circumstances. The change in control provision was valued using the premium attached to the change in control provision and then probability weighted at 5%.

NOTE 9. CONTRIBUTIONS TO RETIREMENT PLAN

The Company has a 401(k) retirement plan which covers eligible employees, as defined, of the Company (the 401(k) Plan). Employees may defer up to fifteen percent of their annual compensation up to the maximum amount as determined by the Internal Revenue Service. Under the 401(k) Plan, the Company, at its discretion, may make contributions to the plan. No Company contributions were made to the 401(k) Plan in 2005 or 2004.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has certain operating and capital lease obligations outstanding as of December 31, 2005. The obligations associated with these operating and capital leases are more fully described in note 5.

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represents potential fees and attorneys’ costs the Company could be required to pay in the event the Company does not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2005. Based on external evidence, the Company has determined that it is more likely than not that the Company will be required to pay the $1.004 million that is currently classified as a “Deposit in escrow.” As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million in the form of “Litigation accrual” as of December 31, 2005. The Company is currently appealing the judge’s decision and in the event the Company prevails, the Company may be refunded the $1.004 million deposit or a portion thereof. In the event the Company prevails, the Company could recognize a reduction in expenses ranging between $0 and $1.004 million, as of December 31, 2005.

NOTE 11. SUBSEQUENT EVENT

On March 29, 2006, the Company renegotiated certain terms related to the Series A and the related warrants. From December 16, 2005 through March 28, 2006, the date prior to the renegotiated terms, the Company classified the Series A as mezzanine equity in the Company’s balance sheet. As of March 29, 2006, the Company believes equity classification for the Series A will be appropriate based upon the renegotiated terms. The renegotiated terms resulted in the elimination or addition of several terms that made mezzanine equity treatment more appropriate for the period through March 28, 2006. The significant terms that were eliminated or added are as follows:

1.	Removal of cash payout for events that were outside the control of the Company which included a change of control;
2.

Removal of a certain clauses that would result in the resetting of the conversion price for the Series A and the related warrants in the event that the Company issued common share equivalents at a price that was less than the conversion price or exercise price of $0.72 per common share;

3.	Removal of provisions that allowed for dividends to occur in the future under certain circumstances;
4.	Removal of preference in liquidation;

5.	Addition of certain voting rights for preferred shareholders; and
6.	The ability for the Company to determine a maximum number of common shares that the holders can convert the Series A and related warrants into.

The Company now believes that the revisions to the terms of the Series A will result in the Series A being properly classified as equity. In addition, the revised terms have resulted in the Series A being closely and clearly related to equity. As a result, the Company believes that the embedded derivatives identified in note 8 of the accompanying audited financial statements will no longer treatment as freestanding embedded derivative financial instruments requiring separate accounting treatment under SFAS 133.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None not previously reported.

ITEM 8A. CONTROLS AND PROCEDURES

(A)      Evaluation Of Disclosure Controls And Procedures.

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

(C)      Internal Controls Over Financial Reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued hereunder, we will be required to include in our Annual Report on Form 10-KSB for the year ending December 31, 2007 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), will also be required to attest to and report on management’s assessment. The Company has not begun the necessary compliance work related to Section 404, and as a result we have not yet evaluated or tested our compliance with this Section. Although we believe that the controls and procedures that were in place for the year ended December 31, 2005 provide reasonable assurance the Company’s control objectives are being met, neither we nor our auditors have confirmed this objective as will be required under Section 404. As a result, there is the possibility that material deficiencies as defined in Section 404 could exist.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

The following sets forth certain information with respect to the officers and directors of the Company.

MANAGEMENT

Our directors and executive officers and their ages as of the date of this filing are as follows:

Name	Age	Position	Officer or Director Since
Michael I. Ruxin, M.D	60	Chairman of the Board and
		Chief Executive Officer and	1989
		Principal Financial Officer and Accounting Officer

Gerald F. Willman, Jr.	48	Director and Senior Vice
		President of International
		Business Development for Wyndgate Technologies	1995

Thomas F. Marcinek	52	President and Chief Operating
		Officer	1998

The following individuals resigned as directors of the Company on December 16, 2005 as part of the Company’s repurchase of securities of the Company owned by GMIL: Fai H. Chan, Kwok Jen Fong, Gary L. Cook, Jr., Tony T.W. Chan, Robert H. Trapp, and David T. Chen.

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

Thomas F. Marcinek, has been the President and Chief Operating Officer since March 1998, and was the President of the Data Technologies Group, a division of Henry Schein, Inc., Melville, New York. Mr. Marcinek was the president and owner of a practice management software consulting firm prior to joining Global Med. Mr. Marcinek received his BA Degree in Management with Honors from St. Mary's College of California and has nearly two decades' experience as an MIS specialist.

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

On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represents potential fees and attorneys’ costs the Company could be required to pay in the event the Company does not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2005. Based on external evidence, the Company has determined that it is more likely than not that the Company will be required to pay the $1.004 million that is currently classified as a “Deposit in escrow.” As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million in the form of “Litigation accrual” as of December 31, 2005. The Company is currently appealing the judge’s decision and in the event the Company prevails, the Company may be refunded the $1.004 million deposit or a portion thereof. In the event the Company prevails, the Company could recognize a reduction in expenses ranging between $0 and $1.004 million.

Audit Committee

In February 2004, Gary Cook, a director of the Company and the former Acting Principal Financial Officer and Treasurer of the Company, replaced Michael I. Ruxin, the Company’s CEO and Chairman, as the Chairman of the Audit Committee. The remaining members of the Audit Committee are Robert H. Trapp and Kwok Jen Fong. The audit committee met four times during 2005 and once during 2004. Mr. Cook is considered a financial expert. None of the Audit Committee’s members are considered independent.

All of the audit committee members resigned their positions as audit committee members and as members of the Company’s Board of Directors on December 16, 2005 in conjunction with the Company’s repurchase of GMIL’s securities and repayment of the debt due to GMIL. The Company is currently performing a search for audit committee members to fill these vacancies.

Compliance With Section 16(a) Of The Exchange Act

Based on information provided to the Company, it is believed that all of the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock were in compliance with Section 16(a) of the Exchange Act of 1934 during the last fiscal year. During the year ended December 31, 2005, all of the Company’s directors, executive officers and Company’s common stock were in compliance with section 16(a) of the Exchange Act of 1934, except as follows: Michael I. Ruxin, Gerald Willman, and Thomas Marcinek, all failed to timely file Form 4s with respect to the receipt of stock options. Michael I. Ruxin failed to timely file a Form 4 with respect to the purchase of common shares.

Code of Ethics

The Company has a code of ethics that has been approved by the Board of Directors. The Code of Ethics was filed as an exhibit to the Company’s Form S-1 Registration Statement that was filed on December 6, 2004. The Code of Ethics was filed as Exhibit 10.72 to the Form S-1.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The  following table sets forth information regarding compensation paid to the Company’s CEO and the other executive officers of the Company who received in excess of $100 thousand of salary and bonus from the Company during the three years ended December 31, 2005:

	Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary	Bonuses ($)	Restricted Stock Awards	Options & SARs	All Other Compensation
Michael I. Ruxin,	2005	$ 290,866	--	--	250,000	$15,722	(1)
Chairman and CEO	2004	275,000	--	--	--	51,949	(2)
	2003	259,711	--	--	--	14,371	(3)
Thomas F. Marcinek,	2005	204,616	--	--	250,000	5,400	(4)
President and COO	2004	175,000	--	--	--	5,400	(4)
	2003	175,000	--	--	--	5,400	(4)
Gerald F. Willman, Jr.	2005	165,000	--	--	200,000	--
Director and	2004	110,385	--	--	--	--
Senior Vice President	2003	105,000	--	--	--	--
of International Business
Development for
Wyndgate Technologies

(1)	Dr. Ruxin received $5,912 in life insurance premiums and an annual car allowance of $9,810.
(2)

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

Stock Option Plans and Other Issuances

In the second quarter of 2001, Global Med adopted the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan provided for the issuance of options to purchase up to 15 million registered shares of common stock to employees, officers, directors and consultants of Global Med. Options may be granted as incentive stock options or as nonqualified stock options. Only employees of Global Med are eligible to receive Incentive Options. The 2001 Plan expires on December 28, 2010. In June 2003, the Board of Directors of Global Med approved a change in the 2001 Plan. The Board of Directors of Global Med authorized an amendment to the 2001 Plan reducing the number of common shares reserved and authorized for issuance by 5 million. Effective in June 2003, the total number of common shares approved for issuance under the 2001 Plan as authorized by the Board was reduced from 15 million to 10 million. Global Med filed an amendment to the existing S-8 registration statement for the 2001 Plan to effect this change on May 20, 2004. As of December 31, 2005, options to purchase 5.906 million shares of Global Med’s common stock at a weighted average exercise price of $0.89 per share were outstanding under the 2001 Plan, of which 4.762 million options to purchase shares were exercisable at December 31, 2005. Options granted under the Plan typically vest on a straight-line basis, based on schedules as determined by the Board of Directors upon grant and generally expire 10 years after grant. During the year ended December 31, 2005, Global Med issued 3.131 million stock options under the 2001 Plan.

In June 2003, Global Med’s Board of Directors approved the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan provides for the issuance of stock options exercisable to purchase up to 5 million shares of Global Med’s common stock to employees, officers, directors and consultants. The Board of Directors also approved the inclusion of options to purchase approximately 4.707 million shares under the 2003 Plan that were issued to such persons prior to the adoption of the 2003 Plan and lacked registration rights. Global Med filed an S-8 registration statement to register the 5 million shares issuable under the 2003 Plan on May 20, 2004. As of December 31, 2005 there were approximately 4.435 million options outstanding under this plan with exercise prices ranging from $0.45 to $1.50 per share. The weighted- average exercise price of these options is $0.68. As of December 31, 2005, all of issued options under the 2003 Plan were exercisable.

The Second Amended and Restated Stock Option Plan (Plan) provides for the issuance of options to purchase up to 2.2 million registered shares of common stock to employees, officers, directors and consultants of Global Med. Options may be granted as incentive stock or as nonqualified stock options. Only employees of Global Med are eligible to receive Incentive Options. As of May 31, 2000, options could no longer be issued under this Plan. As of December 31, 2005, options to purchase 1.077 million shares of Global Med’s common stock at a weighted average exercise price of $1.16 per share were outstanding under the Plan, of which 1.077 million options to purchase shares were exercisable at December 31, 2005.

Global Med also periodically grants options to purchase shares of registered common stock. The shares underlying these options are not registered under the 1933 Act. As of December 31, 2005, there were outstanding options to purchase 385 thousand shares of common stock at a weighted-average exercise price of $1.90 per share through December 31, 2005, of which 368 thousand were exercisable at December 31, 2004.

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

Option Grants Table

During 2005, 700 thousand stock options were granted to the Company’s Executive Officers. None were granted during 2004.

Name	Shares Acquired on Exercise	Realized	Number of Unexercised Options at Year-end Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at year-end ($) Exercisable/ Unexercisable (1)
Michael I. Ruxin, M.D.	--	--	3,000,000/0	$1,045,000/0
Thomas F. Marcinek	--	--	1,750,000/0	600,000/0
Gerald F. Willman	--	--	500,000/0	109,500/0

(1) Based on the closing price of the Company's Stock of $1.03 per share on December 30, 2005.

Long-Term Incentive Plan ("LTIP") Awards Table

During 2005, the Company granted 250 thousand options to Dr. Ruxin and Mr. Marcinek. In addition, the Company granted 200 thousand options to Mr. Willman. All of these options were granted at $1.15 per share, the closing price of the Company's stock on the date of grant, December 16, 2005. The options vested immediately and have a term of ten years.

Compensation Of Directors

Standard Arrangements. The Company pays the directors, who are not also employees of the Company, a fee of $500 for each board meeting they attend. The Company's Board of Directors approved this compensation on April 1, 2004. The company also from time-to-time issues stock options to members of the Board of Directors.

Other Arrangements. During 2000, the Company also authorized the issuance of 35 thousand common shares to Gary Cook, a director, in his capacity as acting Principal Financial and Accounting Officer and Treasurer. Of the 35 thousand authorized shares, 28 thousand had been issued as of December 31, 2004. These shares will be issued at a rate of 7 thousand a year as they are earned. These shares were valued at $37 thousand. The Company compensates certain directors as discussed above and issued a director 100 thousand options during the year ended December 31, 2004. Mr. Cook resigned as the acting Principal Financial Officer and Treasurer on February 25, 2004. Mr. Cook resigned as a director on December 16, 2005.

On November 1, 2002, the Company entered into an Employment Agreement with Dr. Ruxin for a period of five years commencing August 1, 2003 and ending August 1, 2008. Dr. Ruxin's salary shall be reviewed on an annual basis and if his performance is deemed satisfactory, he shall receive a minimum 7.5% cost of living increase, plus any other increase which may be determined from time to time at the discretion of the Company's Board of Directors. In addition, Dr. Ruxin shall be eligible for a performance increase. Pursuant to Dr. Ruxin’s Employment Agreement, the Company authorized the issuance to Dr. Ruxin of 500 thousand total incentive stock options and nonqualified stock options to purchase an aggregate of 500 thousand shares of the Company's common stock. All of these options are now exercisable. The stock option exercise price shall be $0.58, which is the closing price on the execution of Dr. Ruxin's Employment Agreement. Following the termination of this Agreement by the Employer for any reason other than Cause, Death, or the temporary or permanent disability of Employee, the Employee shall be entitled to compensation and benefits for twenty-four (24) months following the date of termination or the remainder of the contract, whichever is less. On December 16, 2005, the Company issued Dr. Ruxin 250 thousand options at an exercise price of $1.15 per share, the fair market value on the date of grant, all of which vested immediately.

Dr. Ruxin may terminate his employment with the Company upon the occurrence of any of the following events followed by written notice from the employee to the employer: the sale by Employer of substantially all of its assets; a decision by Employer to terminate its business and liquidate its assets; the merger or consolidation of Employer with another entity or an agreement to such a merger or consolidation or any other type of reorganization; employer makes a general assignment for the benefit of creditors, files a voluntary bankruptcy petition, there are material reductions in Employee's duties and responsibilities without his written consent or a demotion from the position of CEO; termination by the Company of employee's employment with the Company for any reason other than cause, or a five percent reduction in Employee's base compensation (not including bonus).

On November 4, 2002, the Company entered into an Employment Agreement with Thomas F. Marcinek for a period of five years commencing November 2, 2003 and ending November 2, 2008. Mr. Marcinek's salary shall be reviewed on an annual basis and if his performance is deemed satisfactory, he may receive a minimum 7.5% cost of living increase, plus any other increase which may be determined from time to time at the discretion of the Company's Board of Directors. In addition, Mr. Marcinek shall be eligible for a performance increase. Following the termination of this Agreement by the Employer for any reason other than Cause, Death, or the temporary or permanent disability of Employee, the Employee shall be entitled to compensation and benefits for twenty-four (24) months following the date of termination or the remainder of the contract, whichever is less.

Pursuant to Mr. Marcinek’s Employment Agreement, the Company authorized the issuance to Mr. Marcinek of 500 thousand total incentive stock options and nonqualified stock options to purchase an aggregate of 500 thousand shares of the Company's common stock. All of these options are now exercisable. The stock option exercise price shall be $0.58, which is the closing price on the execution of Mr. Marcinek's Employment Agreement. On December 16, 2005, the Company issued Mr. Marcinek 250 thousand options at an exercise price of $1.15 per share, the fair market value on the date of grant, all of which vested immediately.

On October 31, 2002, the Company entered into an Employment Agreement with Mr. Willman for a period commencing July 1, 2004 and ending November 1, 2008. Mr. Willman’s salary shall be reviewed on an annual basis and if his performance is deemed satisfactory, his salary may be increased at least in an amount equal to the cost of living increase for the prior year, providing that at least one other senior management’s salary (CEO or COO) is increased by a similar cost of living raise. In addition, Mr. Willman shall be eligible for a performance increase. Pursuant to Mr. Willman’s employment agreement, the Company authorized the issuance to Mr. Willman of 150 thousand incentive stock options to purchase an aggregate of 150 thousand shares of the Company's common stock. All of these options are now exercisable. The stock option price shall be $0.58, which was the closing price on October 31, 2002, the execution of Mr. Willman’s employment agreement. Mr. Willman may terminate his employment with the Company under the same circumstances as set forth in Dr. Ruxin’s employment agreement. On December 16, 2005, the Company issued Mr. Willman 200 thousand options at an exercise price of $1.15 per share, the fair market value on the date of grant, all of which vested immediately.

Following the termination of the agreement by the Company for any reason other than cause, death, or the temporary or permanent disability, Mr. Willman shall be entitled to compensation and benefits for nine (9) months following the date of termination or the remainder of the agreement, whichever is less.

During 1999, the Board of Directors approved bonuses for Dr. Ruxin and Mr. Marcinek in amounts of $50 thousand and $25 thousand respectively, payable when the Company has achieved positive cash flow from operations and subject to the approval of the Board of Directors. As of December 31, 2005, these bonuses had been approved by the Company’s Board of Directors for payment. The Company is required to make these bonus payments no later than January 31, 2007.

During 2001, the Board of Directors authorized that $50 thousand be paid to Dr. Ruxin and $25 thousand be paid to Mr. Marcinek of the accrued salaries due them. During 2001, Dr. Ruxin received $27 thousand dollars and Mr. Marcinek received $14 thousand of the accrued salaries due them. During 2002, Dr. Ruxin was paid approximately $23 thousand of the accrued salary increase due him and Mr. Marcinek was paid approximately $11 thousand of the accrued salary due him. As of December 31, 2002, the Company had paid Dr. Ruxin $50 thousand and Mr. Marcinek $25 thousand of the salary increases due them.

On April 14, 2004, the Dr. Ruxin agreed to convert outstanding accrued vacation and accrued wages as of February 29, 2004, with a book value of approximately $284 thousand into approximately 675 thousand shares of Series BB Preferred Stock. The Series BB Preferred Stock was converted into Common Stock in December 2004. See the accompanying financial statements for further discussion.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL SHAREHOLDERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at January 17, 2006 for each executive officer and director of our company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the January 17, 2006 common shares outstanding at January 17, 2006 and ownership by these persons of options or warrants exercisable within 60 days of such date. Also included is beneficial ownership on a fully diluted basis showing all authorized, but unissued, shares of our common stock at January 17, 2006 as issued and outstanding. Unless otherwise indicated, each person has sole voting and investment power over such shares.

				Amount and Nature of Beneficial Ownership(1)
Name and Address	Position With Company	Shares of Common Stock		Percent of Common Stock Out- Standing	Shares Underlying Derivative Securities(8)		Combined Shares of Common Stock and Shares Underlying Derivative Securities	Combined Percent of Common Stock
Michael I. Ruxin, M.D	Chairman of	932,148		4.1%	3,000,000		3,932,148	15.1%
12600 W. Colfax	the Board and
Suite C-420	Chief
Lakewood, CO 80215	Executive
	Officer and
	Director and
	Acting
	Principal
	Accounting and
	Financial
	Officer
Thomas F. Marcinek	President and	20,500		0.1%	1,750,000		1,770,500	7.2%
4925 Robert J. Mathews	Chief
Parkway, Suite 100	Operating
El Dorado Hills, CA 95762	Officer
Kim Geist	Secretary	-0-		0.0%	53,000		53,000	0.2%
12600 W. Colfax
Suite C-420
Lakewood, CO 80215
Gerald F. Willman, Jr	Director and	882,514	(2)	3.8%	530,000	(3)	1,412,514	6.0%
4925 Robert J. Mathews	Senior Vice
Parkway, Suite 100	President of
El Dorado Hills, CA 95762	International
	Business
	Development
	for Wyndgate
	Technologies
All Directors and Executive		1,835,162		8.0%	5,333,000		7,168,162	25.3%
Officers as a group (4)
persons)
Magnetar Capital Master,	None	2,286,000		9.9%	9,625,000	(4)	11,911,000	36.5%
Fund Ltd.
1603 Orrington Avenue
13th Floor
Evanston, IL 60201
Crestview Capital Master,	None	2,032,000		8.8%	6,611,112	(5)	8,643,112	29.2%
LLC
95 Revere Drive, Suite A
Northbrook, IL 60062
Shepherd Investments	None	1,524,000		6.6%	4,958,333	(6)	6,482,333	23.2%
International, Ltd.
3600 South Lake Drive
St. Francis, WI 53235
Futuristic Image Builder	None	3,050,000		13.3%	1,000,000	(7)	4,050,000	16.9%
Ltd.
34 Woodlands Industrial
Park E-1
Singapore 757747

Totals		10,727,162		46.7%	27,527,445		38,254,607	75.7%

(1)

Applicable percentage of ownership is based on 22,989,471 shares of common stock outstanding as of January 17, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of January 17, 2006, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January17, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations – percentage computation for form purposes only.

(2)	Includes 346,481 shares owned by Lori J. Willman, the spouse of Mr. Willman.

(3)	Includes 30,000 shares underlying options owned by Lori J. Willman, the spouse of Mr. Willman.

(4)	Includes (i) 4,125,000 shares of common stock underlying warrants and 5,500,000 shares of common stock underlying 3,960 shares of Series A preferred stock.

(5)	Includes (i) 2,833,334 shares of common stock underlying warrants and 3,777,778 shares of common stock underlying 2,720 shares of Series A preferred stock.

(6)	Includes (i) 2,125,000 shares of common stock underlying warrants and 2,833,333 shares of common stock underlying 2,040 shares of Series A preferred stock.

(7)	Includes 1,000,000 shares underlying warrants.

(8)

In accordance with the terms of the Company’s underlying agreements with this investor, Magnetar Capital Master Fund, Ltd, Crestview Capital Master LLC, and Shepherd Investments International, Ltd. have instructed the corporation not to convert Series A preferred stock or warrants if such conversion results in the investor owning more than 4.99% of the Company’s common stock immediately after such conversion. Therefore, the beneficial ownership of these investors may significantly overstate these investors’ ability to convert their Series A preferred stock or exercise their warrants.

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

As of December 16, 2005, in conjunction with the Company’s repayment of its outstanding debt and the redemption of the Series AA Convertible Preferred Stock, the Company terminated its relationship with eVision and paid them $45 thousand for all accrued services dating back to February of 2002. During 2005 and 2004, the Company incurred $76 thousand and $229 thousand, respectively, in interest charges from debt originally financed by eBanker, and subsequently transferred to GMCAL and then GMIL. eBanker, GMCAL, and GMIL are entities that are controlled by China Credit. Global Med International Holdings Limited (“GMIHL”) is a subsidiary of eBanker.

As of December 16, 2005, Dr. Ruxin’s personal guarantee of $650 thousand plus pro rata interest of the outstanding loan balance with GMIL, originally associated with the November 19, 2000 eBanker Loan Agreement was terminated as a result of repayment of the debt and all outstanding interest to GMIL. The personal guarantee was limited to certain of Dr. Ruxin’s assets.

Pursuant to a Stock Purchase Agreement, dated as of December 16, 2005 between the Company and GMIL, the Company’s outstanding debt with GMIL in the amount of $528,700, the outstanding Series A Preferred Stock in the amount of $3.5 million, outstanding common shares numbering 4.360 million and the outstanding warrants to purchase 11.186 million shares of common stock were paid off, redeemed, or repurchased, respectively, for $8 million. In addition, the investors purchases 6.350 million common shares from GMIL directly. In addition all of the six members of the Company’s Board of Directors nominated by GMIL resigned. As a result of the above, GMIL is no longer a considered a related party of the Company.

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

See also ITEM 1 “FINANCING AGREEMENTS WITH RELATED PARTIES.”

ITEM 13. EXHIBITS

(a) Current Reports on Form 8-K:

A Current Report on Form 8-K was filed October 24, 2005 announcing the Company’s financial statement results for the period ended September 30, 2005.

A Current Report on Form 8-K was filed December 19, 2006 announcing $2.1 million in one-time expenses to be recognized during the fourth quarter of 2006.

A Current Report on Form 8-K was filed December 20, 2006 announcing the sales of $9.975 million in Series A Convertible Preferred Stock and the repurchase of certain financial instruments from Global Med’s parent company.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional services rendered by Ehrhardt Keefe Steiner & Hottman P.C. for the audit of the Company’s consolidated financial statements as of and for the years ended December 31, 2005 and 2004 and fees billed for other services rendered by Ehrhardt Keefe Steiner & Hottman PC during those periods.

	Years Ended
	2005	2004
Audit Fees	$42,000	$60,700
Audit related fees (1)	$81,945	$40,900
Tax Fees (2)	$20,800	$18,450

(1)

Audit related fees are for assurance related services. The primary component of these fees was research activity with respect to certain accounting issues in 2005 and 2004. In 2005, these fees related primarily to quarterly reviews, work on the Company’s form S-1 filings, certain research associated with the Company’s issuance of Series A Convertible Preferred stock. In 2004, these fees primarily related to quarterly filings, and S-1 and S-8 filings.

(2)	Tax fees in 2005 primarily related to advice and assistance with respect to tax compliance matters the Company’s 2004 tax returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC. A Colorado Corporation

Date:  March 30, 2006

By: /s/ Michael I. Ruxin Michael I. Ruxin, Chairman of the Board and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Date:  March 30, 2006

By: /s/ Michael I. Ruxin Michael I. Ruxin, Chairman of the Board and Chief Executive Officer and Director and Acting Principal Accounting and Financial Officer

Date:  March 30, 2006

By: /s/ Thomas F. Marcinek Thomas F. Marcinek, President and Chief Operating Officer

Date:  March 30, 2006

By: /s/ Gerald F. Willman, Jr. Gerald F. Willman, Jr., Director and Senior Vice President of International Business Development for Wyndgate Technologies

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

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

10.10	Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.11	Form of Drug Testing Service Contract (1)

10.12	Form of License Agreements (1)

10.13	Warrant Agreement, dated February 11, 1997, between Global Med and American Securities Transfer & Trust, Inc. (1)

10.14	Exclusivity and Software Development Agreement, dated November 14, 1996, between and among Global Med and Ortho Diagnostic Systems Inc. (1)

10.15	Amendment, dated November 14, 1996, to Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.16	Amendment, dated January 14, 1997, to Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.17	Interim Management Agreement, dated July 7, 1997, between the Company and National Medical Review Offices, Inc. (1)

10.18	Asset Purchase Agreement, dated August 18, 1997, between the Company and National Medical Review Offices, Inc. (1)

10.19	Third Amendment to Exclusivity and Software Development Agreement, dated September 17, 1997 between Global Med and Ortho Diagnostic Systems, Inc. (1)

10.20	Second Amended and Restated Stock Option Plan, as amended October 3, 1997 and December 2, 1997 (3)

10.21	Fourth Amendment to Exclusivity and Software Development Agreement, dated December 22, 1997 between Global Med and Ortho Diagnostic Systems, Inc. (4)

10.22	Development Agreement, dated July 12, 1996 between Global Med and The Institute for Transfusion Medicine, dated July 12, 1996, as amended January 12, 1998 (4)

10.23	Loan Commitment, dated April 14, 1998, between Heng Fung Finance Company Limited and the Company, as amended on April 16, 1998 (4)

10.24	Loan Commitment, dated April 14, 1998, between Fronteer Capital, Inc. and the Company, as amended on April 16, 1998 (4)

10.25	Amendment to Loan Commitment, dated April 16, 1998, between Heng Fung Finance Company Limited and the Company (4)

10.26	Amendment to Loan Commitment, dated April 16, 1998, between Fronteer Capital, Inc. and the Company (4)

10.27	Second Amendment to Loan Commitments, dated April 20, 1998 between the Company, Heng Fung Finance Company Limited and Fronteer Capital, Inc. (4)

10.28	Employment Agreement, dated August 1, 1998, between the Company and Michael I. Ruxin (5)

10.29	Employment Agreement, dated August 1, 1998, between the Company and Alan K. Geddes (5)

10.31	Consultancy Agreement, dated August 1, 1998, between the Company and Jeffrey M. Busch, Esq. (5)

10.32	Warrant to Purchase Common Shares dated April 20, 1998, issued by the Company to Heng Fung Finance Company Limited (5)

10.33	Warrant to Purchase Common Shares dated April 20, 1998, issued by the Company to Fronteer Capital, Inc.(5)

10.34	Loan Agreement, dated August 12, 1998, between the Company and Heng Fung Finance Company Limited (5)

10.35	Loan Agreement, dated August 12, 1998, between the Company and Fronteer Capital, Inc. (5)

10.36	Personal Guaranty, dated August 12, 1998, by Michael I. Ruxin, M.D. as Guarantor, the Company as Debtor and Fronteer Capital, Inc. as Beneficiary (5)

10.37	Assignment, Assumption and Consent Agreement, dated September 28, 1998, by the Company, Michael I. Ruxin, M.D., Fronteer Capital Inc. and Fronteer Development Finance, Inc. (5)

10.38	Loan and Warrant Purchase and Sale Agreement, dated October 7, 1998, between the Company, Heng Fung Finance Company Limited and Fronteer Development Finance (5)

10.39	Promissory Note, dated October 30, 1998, by the Company as Maker and Fronteer Development Finance as the Holder (5)

10.40	Warrant to Purchase Common Shares, dated October 30, 1998, issued by the Company to Fronteer Development Finance Inc. (5)

10.41	Promissory Note, dated October 26, 1998, by the Company as Maker and Fronteer Development Finance, Inc. as the Holder (5)

10.42	Promissory Note, dated October 26, 1998, by the Company as the Maker and Heng Fung Finance Company Limited as the Holder (5)

10.43	Warrant to Purchase Common Shares, dated October 26, 1998, issued by the Company to Fronteer Development Finance, Inc. (5)

10.44	Warrant to Purchase Common Shares, dated October 26, 1998, issued by the Company to Heng Fung Finance Company Limited (5)

10.45	Employment Agreement, dated February 1, 1999, between the Company and James Flynt (6)

10.46	Bridge Loan Agreement, dated March 18, 1999, between the Company and eBanker USA.Com, Inc. (6)

10.47	First Amendment to Loan Agreement among the Company, Michael I. Ruxin, M.D., eBanker USA.Com, Inc. and Heng Fung Finance Company Limited, dated March 18, 1999 (6)

10.48	Office Lease between the Company and Golden Hill Partnership, dated January 11, 1999 (6)

10.49	Standard Industrial/Commercial Multi-Tenant Lease between the Company and James W. Cameron, Jr., dated February 8, 1999 (6)

10.50	Settlement Agreement and Release of All Claims between the Company and William J. Collard and Hollis Gailey, dated December 22, 1998 (6)

10.51	Bridge Loan Agreement, dated April 13, 1999, between the Company and Heng Fung Finance Company Limited (7)

10.52	Revised Bridge Loan Agreement, dated May 7, 1999, between the Company and eBanker USA.com, Inc. (7)

10.53	Loan Agreement dated April 12, 2000 between the Company and eBanker (8)

10.54	Loan Agreement dated April 14, 2000 between the Company and eBanker (8)

10.55	Loan extension dated April 14, 2000 between the Company and eBanker (8)

10.56	Loan Agreement dated November 19, 2000 between the Company and eBanker (9)

10.57	Interest payment option dated March 21, 2001 between the Company and eBanker (9)

10.58	2001 Stock Option Plan (11)

10.59	Amended and Restated 1997 Stock Compensation Plan (12)

10.60	Employment Agreement, executed October 31, 2002, between the Company and Gerald F. Willman Jr, effective July 1, 2004 and ending November 1, 2008 (13)

10.61	Employment Agreement, executed November 1, 2002, between the Company and Michael I. Ruxin, effective August 1, 2003 and ending August 1, 2008 (13)

10.62	Employment Agreement, executed October 31, 2002, between the Company and Tim Pellegrini, effective April 1, 2004 and ending November 1, 2008 (13)

10.63	Employment Agreement, executed October 31, 2002, between the Company and Miklos Csore, effective November 1, 2003 and ending November 1, 2008 (13)

10.64	Employment Agreement, executed November 4, 2002, between the Company and Thomas F. Marcinek, effective November 2, 2003 and ending November 2, 2008 (13)

10.65	Termination Agreement, executed December 19, 2002, between the Company and a significant customer. (14)

10.66	Amendment to the Loan Restructuring and Restatement Agreement. (14)

10.67	Fourth Amendment to the Loan Restructuring and Restatement Agreement.

10.68	Global Med Technologies, Inc. 2003 Stock Option Plan.

10.69	Articles of Amendment to Articles of Incorporation - Preferred Stock (16)

10.70	Common Stock Purchase Agreement, dated October 8, 2004 by and between the Company and Fusion Capital Fund II, LLC (17)

10.71	Form of Company Resolution Approving the Registration Statement dated September 28, 2004 (17)

10.72	Code of Ethics and Conduct for Global Med Technologies, Inc. (18)

10.73	Value Ventures Agreement (18)

10.74	Termination Agreement, dated March 15, 2005 by and between the Company and Fusion Capital Fund II, LLC (19)

10.75	Common Stock Purchase Agreement, dated March 16, 2005 by and between the Company and Fusion Capital Fund II, LLC (19)

10.76	Registration Rights Agreement, dated March 16, 2005 by and between the Company and Fusion Capital Fund II, LLC (19)

10.78	Registration Rights Agreement between the registrant and the purchasers dated December 16, 2005. (20)

10.79	Stock Purchase Agreement between the Company and GMIL dated December 16, 2005. (20)

10.80	Certificate of Designation of Preferences Rights and Limitations of Series A Convertible Preferred Stock between the registrant and the purchasers dated December 16, 2005. (20)

10.81	Common Stock Purchase Warrant between the Company and the purchasers dated December 16, 2005. (20)

10.82	Private Placement Agreement between the Company and purchasers dated December 16, 2005. (20)

10.83	Right of First Notice Agreement between Futuristic Image Builder, Ltd., the purchasers and the Company dated December 16, 2005. (20)

10.84	Right of First Notice Agreement between the shareholders, the purchasers and the Company dated December 16, 2005. (20)

10.85	Private Stock Purchase and Escrow Agreement between the investors, GMIL, and the Company dated December 16, 2005. (20)

10.86	Termination Agreement between Fusion Capital Fund II LLC and the Company of the Common Stock Purchase Agreement dated December 16, 2005. (20)

10.87	First Amendment to Securities Purchase Agreement

10.88	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock

10.89	Amended and Restated Common Stock Purchase Warrant

10.90	First Amendment to the Registration Rights Agreement

21	List of Global Med Technologies, Inc. subsidiaries.

23	Consent of Independent Registered Public Accounting Firm - Ehrhardt Keefe Steiner & Hottman PC

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Acting Chief Financial Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99

Proxy and Right of First Refusal Agreement, dated November 14, 1996, between and among Ortho Diagnostic Systems Inc. and Michael I. Ruxin, William J. Collard, Gerald F. Willman, Jr., Lori J. Willman, Timothy Pellegrini and Gordon Segal (1)

(1)	The documents identified are incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-11723).

(2)	Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-28155).

(3)	Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-45031).

(4)	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(5)	Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-52761).

(6)	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(7)	Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended March 31, 1999.

(8)	Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended March 31, 2000.

(9)	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 2001.

(10)	Incorporated by reference from the Company's definitive Proxy Statement on Schedule 14A dated March 15, 2001.

(11)	Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-60674)

(12)	Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-60672)

(13)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2002.

(14)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2002.

(15)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2003.

(16)	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended June 30, 2004.

(17)	Incorporated by reference from the Company's Form 8-K filed on October 12, 2004.

(18)	Incorporated by reference from the Company's Form S-1 (No. 333-121030).

(19)	Incorporated by reference from the Company's Form 8-K filed on March 16, 2005.

(20)	Incorporated by reference from the Company's Form 8-K filed on December 20, 2005.