Form 10QSB
period 2006-03-31
GLOBAL MED TECHNOLOGIES INC
filed 2006-04-28
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of April 26, 2006, 23,211,982 shares of the issuer's Common Stock were outstanding.

Transitional small Business Disclosure Format
(Check One):  Yes  [   ]   No   [X]

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I—FINANCIAL INFORMATION

ITEM 1.      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,564	$1,368
Accounts receivable-trade, net	1,039	1,029
Accrued revenues, net	425	754
Prepaid expenses and other assets	218	234
Deposit in escrow	1,004	1,004

Total current assets	4,250	4,389

Equipment, furniture and fixtures, net	350	310

Capitalized software development costs, net	—	2

Total assets	$4,600	$4,701

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 202	$ 135
Accrued expenses	535	733
Accrued payroll	127	236
Accrued compensated absences	420	386
Noncompete accrual	35	35
Deferred revenue	2,541	2,690
Litigation accrual	1,004	1,004
Capital lease obligation, current portion	18	19

Total current liabilities	4,882	5,238

CAPITAL LEASE OBLIGATION, less current portion	51	54
DERIVATIVE FINANCIAL INSTRUMENTS SERIES A
AND WARRANTS, at estimated fair value	—	15,267

Total liabilities	4,933	20,559

COMMITMENT AND CONTINGENCIES
CONVERTIBLE PREFERRED STOCK SERIES A, $.01 par value:
Authorized shares – 100, 10 outstanding (liquidation
preference of $9,975)	—	9,975

STOCKHOLDERS’ DEFICIT:

Convertible Preferred Stock Series A, $.01 par value:
Authorized shares – 100, 10 outstanding	9,975	—
Convertible Preferred Stock Series BB, $.01 par value:
Authorized shares – 675; none outstanding	—	—
Preferred stock, $.01 par value: Authorized shares - 5,725;
None issued or outstanding	—	—
Common stock, $.01 par value: Authorizeds shares – 90,000;
Issued and outstanding shares – 23,212 and 22,955 at
March 31, 2006 and December 31, 2005, respectively	232	229
Additional paid-in capital	51,400	36,657
Accumulated deficit	(61,940)	(62,719)

Total stockholders’ deficit	(333)	(25,833)

Total liabilities and stockholders’ deficit	$ 4,600	$ 4,701

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share information)

	Three months ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Revenues	$ 2,816	$ 2,575

Cost of revenues	1,019	677

Gross profit	1,797	1,898

OPERATING EXPENSES:
General and administrative	637	636
Sales and marketing	495	642
Research and development	564	453
Depreciation and software amortization	43	43

Total operating expenses	1,739	1,774

Income from operations before other income (expense)	58	124

OTHER INCOME (EXPENSE):
Interest income	—	16
Change in estimated fair value of derivative instruments	724	—
Interest expense	(3)	(3)
Interest expense, related party	—	(20)

Total other income (expense)	721	(7)

Income before provision for income tax	779	117
Provision for income tax	—	—

Net income	$ 779	$ 117

Preferred dividend, related party	—	(147)

Net income (loss) attributable to common shareholders	$ 779	$ (30)

Basic and Diluted income (loss) per common share
Basic	$ 0.03	$ (0.00)

Diluted	$ 0.02	$ (0.00)

Weighted average number of common shares outstanding
Basic	23,033	27,625

Diluted	41,802	27,625

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Preferred Stock	Common Stock			Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balances, December 31, 2005	—	$ —	22,955	$ 229	$36,657	$(62,719)	$(25,833)

Exercise of options (unaudited)	—	—	257	3	179	—	182

Expense associated with issuance
of options for services to
employees or consultants,
(unaudited)	—	—	—	—	36	—	36

Issuance costs associated with
registration statement
(unaudited)	—	—	—	—	(15)	—	(15)

Series A Convertible
Preferred Stock,
(see Note 4) (unaudited)	10	9,975	—	—	—	—	9,975

Embedded derivative
valuation reversal (see
Note 4) (unaudited)	—	—	—	—	14,543	—	14,543

Net income (unaudited)	—	—	—	—	—	779	779

Balances, March 31, 2006
(unaudited)	10	$9,975	23,212	$ 232	$51,400	$(61,940)	$ (333)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 779	$ 117
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	41	34
Amortization of software development costs	2	9
Bad debt expense	7	8
Common stock, options and warrants issued
for services and other, net	55	9
Change in estimated fair value of derivative instruments	(724)	—
Changes in operating assets and liabilities:
Accounts receivable-trade, net	(17)	21
Accrued revenues, net	329	54
Prepaid expenses and other assets	16	(238)
Accrued interest, notes receivable	—	(12)
Accounts payable	67	253
Accrued expenses	(198)	2
Accrued payroll	(109)	97
Accrued compensated absences	34	13
Deferred revenue	(149)	(228)

Net cash provided by operating activities	133	139

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment, furniture and fixtures	(81)	(73)

Net cash used in investing activities	(81)	(73)

See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Three months ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

Exercise of options for cash	$ 163	$ 159
Costs associated with registration on common stock	(15)	—
Dividend payments Series AA Preferred Stock, related party	—	(203)
Principal payments under capital lease obligations	(4)	(3)

Net cash provided by (used) in financing activities	144	(47)

NET INCREASE IN CASH AND CASH EQUIVALENTS	196	19

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,368	1,633

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 1,564	$ 1,652

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS

The Company paid $3 and $23 thousand for interest for the three months ended March 31, 2006 and 2005, respectively. The Company recognized approximately $73 thousand and $9 thousand for the three months ended March 31, 2006 and 2005, respectively, in expenses related to the issuance of common stock, options, and warrants.

On March 29, 2006, as a result of the renegotiation of certain terms related to the Company’s outstanding Series A Convertible Preferred Stock and the related warrants, the Company reclassified $14.543 million from their liability classification as derivative financial instruments to additional paid in capital. See further discussion in footnote 4.

During the three months ended March 31, 2006, related to the exercise of stock options, the Company recognized approximately $19 thousand in expenses associated with the cashless exercise of certain options by former directors of the Company.

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the “Company” or “Global Med”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position as of March 31, 2006 and the results of their operations for the three months ended March 31, 2006 and 2005 have been included.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The interim results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period of 2006 or for the year ending December 31, 2006.

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

The Company has not recorded a provision for income taxes for the three months ended March 31, 2006 or 2005. The Company believes no income tax is due for the three months ended March 31, 2006 or 2005, because the Company has net operating loss carry forwards from prior periods that would offset any current income taxes. The deferred tax asset related to the net operating loss carry forward is fully reserved by a valuation allowance due to the uncertainty of the Company generating future taxable income.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 (continued)

Basic earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted shares outstanding is calculated factoring in stock options, and warrants outstanding, and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Common share equivalents are excluded from the computation, as their effect would be antidilutive. For the three months ended March 31, 2005 approximately 22.7 million equivalent dilutive securities (primarily common stock options, convertible preferred stock, and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.    PEOPLEMED.COM, INC.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc., (“PeopleMed”) a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. The remaining 17% of PeopleMed is owned by third parties and certain officers and directors of Global Med. There is no minority interest reflected in the March 31, 2006 or December 31, 2005 balance sheets because PeopleMed had a stockholders’ deficit as of those dates.

3.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represents potential fees and attorneys’ costs the Company could be required to pay in the event the Company does not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2005 and March 31, 2006. Based on external evidence and the advice of legal counsel, the Company has determined that it is more likely than not that the Company will be required to pay the $1.004 million that is currently classified as a “Deposit in escrow.” As a result, the Company expensed the amount of the “Deposit in escrow” during the fourth quarter ended December 31, 2005, and had a liability for $1.004 million in the form of “Litigation accrual” as of December 31, 2005 and March 31, 2006. The Company is currently appealing the judge’s decision and in the event the Company prevails, the Company may be refunded the $1.004 million deposit or a portion thereof. In the event the Company prevails, the Company could recognize a reduction in expenses ranging between $0 and $1.004 million.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 (continued)

4.    STOCKHOLDERS DEFICIT

Preferred Stock

On March 29, 2006, the Company renegotiated certain terms related to the Series A Convertible Preferred Stock (“Series A”) and the related warrants. >From December 16, 2005 through March 28, 2006, the date prior to the renegotiated terms, the Company classified the Series A as mezzanine equity in the Company’s balance sheet. As of March 29, 2006, the Company reclassified the Series A from mezzanine equity to equity based upon the renegotiated terms. The renegotiated terms resulted in the elimination or addition of several terms that made mezzanine equity treatment more appropriate for the period through March 28, 2006. The significant terms that were eliminated or added are as follows:

1.	Removal of cash payout for events that were outside the control of the Company which included a change of control;
2.

Removal of certain clauses that would result in the resetting of the conversion price for the Series A and the related warrants in the event that the Company issued common share equivalents at a price that was less than the conversion price or exercise price of $0.72 per common share;

3.	Removal of provisions that allowed for dividends to occur in the future under certain circumstances;
4.	Removal of preference in liquidation;
5.	Addition of certain voting rights for preferred shareholders; and
6.	The ability for the Company to determine a maximum number of common shares that the holders can convert the Series A and related warrants into.

In addition, the revised terms have resulted in the Series A being closely and clearly related to equity. The changes to the related warrant agreement also resulted in the warrants no longer containing any embedded derivatives. As a result, the Company believes that the embedded derivatives identified with the Series A and the related warrants that existed prior to the renegotiated terms are no longer applicable. As a result, the Company reversed the remaining outstanding liability associated with the embedded derivatives in the amount of $14.543 million, which included $724 thousand of gain recognized during the quarter, to additional paid in capital for the period ended March 31, 2006.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 (continued)

5.    STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), on January 1, 2006. SFAS 123R requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

Prior to adoption of SFAS 123R, Global Med accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB”). The Company has applied the modified prospective method in adopting SFAS 123R, and as a result, periods prior to the adoption of SFAS 123R have not been restated.

The following illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to the prior comparable quarter.

	(In thousands) Three Months Ended March 31, 2005

Reported net income	$ 117
Stock-based employee compensation determined under the	(84)
fair value based method prior to adoption of SFAS 123R,
net of related tax effects
Pro Forma net income	33
Preferred dividend related party	(147)

Net loss attributable to common shareholders:	$(114)

Loss per share:
Basic - as reported	$(0.0	0)
Basic pro forma	$(0.0	0)
Diluted – as reported	$(0.0	0)
Diluted – pro forma	$(0.0	0)

The Company recognized compensation expense of $32 thousand for the three months ended March 31, 2006 for employee stock options that prior to January 1, 2006 would not have been recognized under APB 25. The Company modified the terms of 1.042 million options on December 16, 2005. As a result, the Company recognized approximately $521 thousand in expenses during 2005 under the provisions of APB 25. The decision to accelerate the vesting was done in order to reward the Company’s existing employees for their loyalty and hard work. In the event these options are exercised, this will result in additional cash for the Company. In addition, by accelerating the vesting on these options during 2005, the Company expensed these options under the rules in effect when these options were granted versus the accounting rules that went into effect on January 1, 2006.

The following summarizes the activity of the Company’s stock options for the three months ended March 31, 2006:

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 (continued)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Number of shares under option:
Outstanding at January 1, 2006	11,802,189	$ 0.87
Granted	585,000	0.84
Exercised	(256,758)	0.69
Canceled or expired	(159,989)	0.83

Outstanding at March 31, 2006	11,970,442	$ 0.85	5.5	$2,417,597

Exercisable at March 31, 2006	10,242,172	$ 0.85	5.5	$2,315,777

The total intrinsic value of options exercised during the three-months ended March 31, 2006 was $178 thousand.

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended March 31, 2006.

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	1,159,944	$1.20
Granted	585,000	0.72
Vested	(16,674)	0.25

Nonvested at March 31,2006	1,728,270	$1.05

As of March 31, 2006, there was $1.363 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 4.39 years. The total measurement fair value of shares vested during the three-months ended March 31, 2006 was $32 thousand.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 (continued)

	Three Months Ended March 31,
	2006	2005
Weighted average fair value at date of grant for
options granted during the period	$422,000	$395,000

Risk-free interest rates	4.72%	4.17
Expected stock price volatility	363%	405%
Expected dividend yield	0	0

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. As of March 31, 2006, the Company anticipates all outstanding options will vest.

6.    NET INCOME (LOSS) PER SHARE

The following tables set forth the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005, respectively, (in thousands):

	Three Months Ended March 31,
	2006	2005
Weighted average number of shares used in the basic
Earnings per share computation	23,033	27,625

Effect of dilutive securities:
Common stock options	2,110	—
Common stock warrants	2,805	—
Preferred stock convertible securities	13,854	—

Dilutive securities	18,769	—

Adjusted weighted average number of shares used in
Diluted earnings per share computation	41,802	27,625

There were no dilutive securities for the three months ended March 31, 2005 as there was a net loss attributable to common shareholders for this period.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Global Med Technologies, Inc. provides information management software products and services to the health care industry. Wyndgate operates as a division of Global Med Technologies, Inc. and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. The Company’s PeopleMed subsidiary offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s system uses the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims and medical records. PeopleMed earns revenues primarily by providing ongoing ASP services. PeopleMed’s revenues were not significant during the three months ended March 31, 2006 and 2005.

The Company has two main products in its Wyndgate division: SafeTrace® and SafeTrace Tx®. SafeTrace is used by blood centers and hospitals to track blood donations. SafeTrace Tx is used primarily by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. Both products are designed to help the users comply with quality and safety standards of the U.S. Food and Drug Administration (“FDA”) for the collection and management of blood and blood products. The Company’s Wyndgate division earns revenues primarily through the sale of software licenses, implementation of the software systems sold, and by providing maintenance for the SafeTrace and SafeTrace Tx software systems. During the three months ended March 31, 2006 and 2005, Wyndgate’s revenues represented 97.0% of the Company’s total revenues. During these periods, PeopleMed’s revenues represented the remainder.

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

Entities that plan to purchase blood bank products primarily have three choices:

•	Upgrade their current system with their existing vendor,

•	Select a replacement system from an alternative vendor, or

•	Replace their paper system with vendor software.

The Company’s two primary locations are in Lakewood, Colorado, the corporate headquarters, and El Dorado Hills, California. The Company’s primary operations include research and development, implementation staff, support services, and certain administrative staff. Approximately 40% of the Company’s employees are not located in Lakewood, Colorado or El Dorado Hills, California. These employees provide support for the Company’s sales and marketing, research and development, and implementation efforts.

Overall, the Company’s revenues for the three months ended March 31, 2006 increased to $2.816 million from $2.575 million for the prior year’s comparable quarter. Cost of revenues for the quarter ended March 31, 2006 increased to $1.019 thousand from $677 thousand for the comparable period in 2005. For the quarter ended March 31, 2006 and 2005, the Company’s operating expenses were $1.739 million and $1.774 million, respectively. The Company’s net income was $779 thousand for the three months ended March 31, 2006; the net income was $117 thousand for the comparable period during 2005.

Regarding new systems sales, there were a number of deals that were projected to close during the first quarter of 2006 that may close during the second quarter of this year. Irrespective of those deals, the Company still anticipates revenue growth, profitability, and positive cash flows from operations for 2006.

For the three months ended March 31, 2006 and 2005, the Company’s operations generated positive cash flows from operating activities in the amount of $133 thousand and $139 thousand, respectively. The Company believes that its current customer base and projected backlog of business as well as sales to new customers will be sufficient to fund operations, and likely will generate positive cash flows from operations and negative cash flows from investing activities through 2006, and possibly thereafter. The Company believes that based on its current backlog as well as projected pipeline of business, it may be able to achieve profitability during 2006.

Management of the Company is focused on increasing its revenues and cash flows through direct sales efforts, increasing its marketing footprint through adding additional channel partners and strategic alliances, and developing new products and enhanced functionality to its existing product mix to attract potential customers.

BALANCE SHEET CHANGES

As of March 31, 2006 compared with December 31, 2005, certain balance sheet accounts changed dramatically. The Company’s liability for derivative financial instruments went from $15.267 million as of December 31, 2005 to zero as of March 31, 2006. The change in this account was primarily the result of the Company not being required to classify certain features of the Series A Convertible Preferred Stock (“Series A”) as embedded derivatives. In addition, the Company’s additional paid-in capital account changed from $36.657 million to $51.400 million primarily as a result of the reduction of the derivative financial instrument associated with the renegotiated terms of the outstanding preferred stock and related warrants. The Company also reclassified the Series A from mezzanine equity to equity as a result of the renegotiated terms.

The Company received significant benefits from the revisions to the Series A terms and the related warrants. The Company reclassified $9.975 million in Series A from mezzanine equity to equity as of March 29, 2006. In addition, the remaining value of the embedded derivative in the amount of $14.543 million was reclassified to retained earnings and certain features of the Series A and the related warrants will no longer be treated as embedded derivatives going forward. Therefore, the Company will not be required to account for certain features of the Series A and the warrants as embedded derivatives going forward. This re-characterization should help reduce the volatility in the Company’s earnings associated with the non-cash charges associated with the embedded derivatives. For example, the Company recognized non-cash charges totaling $9.340 million during the fourth quarter of 2005 related to the embedded derivatives. During the three months ended March 31, 2006, the Company recognized a gain of $724 thousand associated with these embedded derivatives through March 29, 2006. As a result of the reclassification or re-characterization of the items documented above, the Company’s stockholders’ deficit was decreased by $24.518 million, and the current shareholders’ deficit was $333 thousand as of March 31, 2006, rather than the $25.833 million reported as of December 31, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended March 31, 2006 increased by $241 thousand or 9.4% to $2.816 million from $2.575 million for the comparable period in 2005. The primary reason for the increase for the three months ended March 31, 2006 when compared with the comparable period in 2005 was a $328 thousand increase in implementation and consulting services revenues and a $246 thousand increase in maintenance revenues offset by a decrease in software license fees of $362 thousand.

Cost of revenue. Cost of revenue as a percentage of total revenues was 36.2% and 26.3% for the three months ended March 31, 2006 and 2005, respectively. Cost of revenues increased $342 thousand to $1.019 million for the three months ended March 31, 2006 from $677 thousand for the comparable period in 2005. The increase in cost of sales for the three months ended March 31, 2006 compared with the same period in 2005 was due primarily to increases of $353 thousand increase in labor-related costs.

Gross profit. Gross profit as a percentage of total revenue was 63.8% and 73.7% for the three months ended March 31, 2006 and 2005, respectively. The increase in labor-related costs was primarily focused on increasing headcount to support the increasing number of customers receiving maintenance and support services and also the increasing number of customer implementations and other customer– related consulting activities. The decrease in gross profit margins was primarily associated with the decrease of $362 thousand in software license fee revenues that have higher gross margins than other revenue categories. For the three months ended March 31, 2006, software license fee revenues were 18.9% of total revenues versus 34.7% during the comparable period in 2005.

General and administrative. General and administrative expenses increased $1 thousand to $637 thousand or .2%, for the three months ended March 31, 2006 compared to $636 thousand for the comparable period in 2005.

Sales and marketing. For the three months ended March 31, 2006 sales and marketing expenses decreased $147 thousand or 22.9% to $495 thousand compared with $642 thousand for the comparable period in 2005. The decrease in sales and marketing expenses is primarily associated with a combined $115 thousand decrease in payroll, commission and consulting-related expenses. Of the $115 thousand decrease noted above, $70 thousand of the reduction related to commission expenses which were lower due to the reduction in new system sales during the three months ended March 31, 2006 when compared with the comparable period during 2005.

Research and development. Research and development expenses increased $111 thousand to $564 thousand for the three months ended March 31, 2006 compared to $453 thousand for the three months ended March 31, 2005. The increase in research and development expenses for three months ended March 31, 2006 compared with the three months ended March 31, 2005, was primarily due to an increase in payroll and consulting related costs. The increase in costs is primarily related to the development of new products.

Depreciation and Software Amortization. Depreciation and software amortization costs were $43 thousand for the periods ended March 31, 2006 and 2005, respectively.

Interest expense. Interest expense was $3 thousand and $23 thousand for the three months ended March 31, 2006 and 2005, respectively. The primary reason for the decrease was the repayment of the Company’s outstanding debt on December 16, 2005.

Change in Estimated Fair Value of Derivative. The Company recognized a gain of $724 thousand related to the change in value of certain derivatives associated with the Company’s Series A Convertible preferred stock for the period ended March 31, 2006. The Company recognized no such gain or loss for the comparable period in 2005 because it did not issue the Series A Convertible Preferred stock until December 16, 2005.

Net income. The Company’s net income for the three months ended March 31, 2006 was $779 thousand and $117 thousand for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1.564 million as of March 31, 2006 compared to $1.368 million at December 31, 2005, none of which was restricted.

The Company had a net working capital deficit of $632 thousand as of March 31, 2006 and $849 thousand at December 31, 2005.

The Company had an accumulated deficit of $333 thousand as of March 31, 2006. It is expected that cash flows from the Company’s existing customer base, new sales, sales of common stock and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months excluding acquisitions or major new product development initiatives. Management anticipates that the cash, accounts receivable balances, recurring revenues, proceeds from the sale of common stock, and any future financing activities will be used to fund the Company’s anticipated research and development costs, sales and marketing efforts during the remainder of 2006 and for general working capital purposes.

Cash flows from operations provided $133 thousand in cash for the three months ended March 31, 2006. The cash provided during the three months ended March 31, 2006 consisted primarily of the net income of $779 thousand, net of non-cash changes which used $619 thousand and changes in operating assets and liabilities which used $27 thousand.

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

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represents potential fees and attorneys’ costs the Company could be required to pay in the event the Company does not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2005 and March 31, 2006. Based on external evidence and the advice of legal counsel, the Company has determined that it is more likely than not that the Company will be required to pay the $1.004 million that is currently classified as a “Deposit in escrow.” As a result, the Company expensed the amount of the “Deposit in escrow” during the fourth quarter ended December 31, 2005, and had a liability for $1.004 million in the form of “Litigation accrual” as of December 31, 2005 and March 31, 2006. The Company is currently appealing the judge’s decision and in the event the Company prevails, the Company may be refunded the $1.004 million deposit or a portion thereof. In the event the Company prevails, the Company could recognize a reduction in expenses ranging between $0 and $1.004 million.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the first quarter ended March 31, 2006.

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

GLOBAL MED TECHNOLOGIES, INC. a Colorado Corporation

Date: April 27, 2006

By: /s/ Michael I. Ruxin, M.D. Michael I. Ruxin, Chairman of the Board and Chief Executive Officer and Acting Principal Financial and Accounting Officer