Form 10QSB
period 2006-06-30
GLOBAL MED TECHNOLOGIES INC
filed 2006-07-27
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes  [X]   No   [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 26, 2006, 23,211,982 shares of the issuer’s Common Stock were outstanding.

Transitional small Business Disclosure Format
(Check One):  Yes  [   ]   No   [X]

GLOBAL MED TECHNOLOGIES, INC.
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I—FINANCIAL INFORMATION

ITEM 1.      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,853	$1,368
Accounts receivable-trade, net	1,281	1,029
Accrued revenues, net	600	754
Prepaid expenses and other assets	268	234
Deposit in escrow	1,004	1,004

Total current assets	5,006	4,389

Equipment, furniture and fixtures, net	342	310

Capitalized software development costs, net	—	2

Total assets	$5,348	$4,701

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 123	$ 135
Accrued expenses	613	733
Accrued payroll	250	236
Accrued compensated absences	441	386
Noncompete accrual	35	35
Deferred revenue	2,953	2,690
Litigation accrual	1,004	1,004
Capital lease obligation, current portion	18	19

Total current liabilities	5,437	5,238

CAPITAL LEASE OBLIGATION, less current portion	47	54
DERIVATIVE FINANCIAL INSTRUMENTS SERIES A
AND WARRANTS, at estimated fair value	—	15,267

Total liabilities	5,484	20,559

COMMITMENT AND CONTINGENCIES
CONVERTIBLE PREFERRED STOCK SERIES A, $.01
par value: authorized shares – 100, 10 outstanding
(liquidation preference of $9,975)	—	9,975

STOCKHOLDERS’ DEFICIT:

Convertible Preferred Stock Series A, $.01 par value:
authorized shares – 100, 10 outstanding	9,975	—
Convertible Preferred Stock Series BB, $.01 par value:
authorized shares – 675; none outstanding	—	—
Preferred stock, $.01 par value: authorized shares - 5,725;
none issued or outstanding	—	—
Common stock, $.01 par value: authorized shares –
90,000: Issued and outstanding shares– 23,212 and
22,955 at June 30, 2006 and December 31, 2005,
respectively	232	229
Additional paid-in capital	51,419	36,657
Accumulated deficit	(61,762)	(62,719)

Total stockholders’ deficit	(136)	(25,833)

Total liabilities and stockholders’ deficit	$ 5,348	$ 4,701

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share information)

	Three months ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Revenues	$ 3,014	$ 2,854

Cost of revenues	1,029	834

Gross profit	1,985	2,020

OPERATING EXPENSES:
General and administrative	615	550
Sales and marketing	494	604
Research and development	648	507
Depreciation and software amortization	47	39

Total operating expenses	1,804	1,700

Income from operations	181	320

OTHER INCOME (EXPENSE):
Interest income	—	16
Interest expense	(3)	(3)
Interest expense, related party	—	(20)

Total other income (expense)	(3)	(7)

Income before provision for income tax	178	313
Provision for income tax	—	—

Net income	$ 178	$ 313

Preferred dividend, related party	—	(183)

Net income attributable to common shareholders	$ 178	$ 130

Basic and Diluted income per common share
Basic	$ 0.01	$ 0.00

Diluted	$ 0.00	$ 0.00

Weighted average number of common shares outstanding
Basic	23,212	27,705

Diluted	39,260	42,225

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share information)

	Six months ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Revenues	$ 5,830	$ 5,429

Cost of revenues	2,048	1,511

Gross profit	3,782	3,918

OPERATING EXPENSES:
General and administrative	1,252	1,186
Sales and marketing	989	1,246
Research and development	1,212	960
Depreciation and software amortization	90	82

Total operating expenses	3,543	3,474

Income from operations	239	444

OTHER INCOME (EXPENSE):
Interest income	—	32
Change in estimated fair value of derivative instrument	724	—
Interest expense	(6)	(6)
Interest expense, related party	—	(40)

Total other income (expense)	718	(14)

Income before provision for income tax	957	430
Provision for income tax	—	—

Net income	957	430

Preferred dividends, related party	—	(330)

Net income attributable to common shareholders	$ 957	$ 100

Net income per common share
Basic	$ 0.04	$ 0.00

Diluted	$ 0.02	$ 0.00

Weighted average number of common shares outstanding:
Basic	23,122	27,665

Diluted	40,531	42,372

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Preferred Stock	Common Stock			Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balances, December 31, 2005	—	$ —	22,955	$ 229	$36,657	$(62,719)	$(25,833)

Exercise of options (unaudited)	—	—	257	3	179	—	182

Expense associated with issuance
of options for services to
employees or consultants,
(unaudited)	—	—	—	—	103	—	103

Issuance costs associate with
Series A Preferred and
registration statement
(unaudited)	—	—	—	—	(63)	—	(63)

Series A Convertible
Preferred Stock,
(see Note 4) (unaudited)	10	9,975	—	—	—	—	9,975

Embedded derivative
valuation reversal (see
Note 4) (unaudited)	—	—	—	—	14,543	—	14,543

Net income (unaudited)	—	—	—	—	—	957	957

Balances, June 30, 2006
(unaudited)	10	$9,975	23,212	$ 232	$51,419	$(61,762)	$ (136)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 957	$ 430
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	88	72
Amortization of software development costs	2	10
Bad debt expense (credit)	15	15
Common stock, options and warrants issued
for services and other, net	122	22
Change in estimated fair value of derivative instrument	(724)	—
Changes in operating assets and liabilities:
Accounts receivable-trade, gross	(267)	(413)
Accrued revenues, net	154	102
Prepaid expenses and other assets	(34)	(32)
Accrued interest, notes receivable	—	(24)
Accounts payable	(12)	320
Accrued expenses	(120)	79
Accrued payroll	14	24
Accrued compensated absences	55	30
Deferred revenue	263	(271)

Net cash provided by operating activities	513	364

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment, furniture and fixtures	(120)	(135)

Net cash used in investing activities	(120)	(135)

See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Six months ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common shares for cash, net	—	350
Costs associated with Preferred Stock issuance and the related
Registration statement	(63)	—
Exercise of options for cash	163	171
Dividend payments Series AA Preferred Stock, related party	—	(458)
Principal payments under capital lease obligations	(8)	(7)

Net cash provided by in financing activities	92	56

NET INCREASE IN CASH AND CASH
EQUIVALENTS	485	285

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,368	1,633

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 1,853	$ 1,918

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS

The Company paid $6 thousand and $40 thousand for interest for the six months ended June 30, 2006 and 2005, respectively. The Company recognized approximately $103 thousand and $22 thousand for the six months ended June 30, 2006 and 2005, respectively, in expenses related to the issuance of options and warrants.

The Company accrued dividends on the Series AA Preferred Stock to a related party totaling $330 thousand for the six months ended June 30, 2005.

During the six months ended June 30, 2006, the Company recognized approximately $19 thousand in expenses associated with the cashless exercise of certain options held by former directors of the Company.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the “Company” or “Global Med”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position as of June 30, 2006 and the results of their operations for the three and six months ended June 30, 2006 and 2005 have been included.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The interim results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period of 2006 or for the year ending December 31, 2006.

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

The Company has not recorded a provision for income taxes for the three or six months ended June 30, 2006 or 2005. The Company believes no income tax is due for the three or six months ended June 30, 2006 or 2005, because the Company has net operating loss carry forwards from prior periods that would offset any current income taxes. The deferred tax asset related to the net operating loss carry forward is fully reserved by a valuation allowance due to the uncertainty of the Company generating future taxable income.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 (continued)

Basic income per common share excludes dilution and is computed by dividing the net income by the weighted-average number of common shares outstanding during the periods presented. Diluted net income per common share reflects the potential dilution of securities that could participate in the earnings unless their effort is antidilutive. Stock options, warrants outstanding and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Common share equivalents are excluded from the computation, as their effect would be antidilutive.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 in our financial statements.

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.    PEOPLEMED.COM, INC.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc., (“PeopleMed”) a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. The remaining 17% of PeopleMed is owned by third parties and certain officers and directors of Global Med. There is no minority interest reflected in the June 30, 2006 or December 31, 2005 balance sheets because PeopleMed had a stockholders’ deficit as of those dates.

3.    COMMITMENTS AND CONTINGENCIES

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represents potential fees and attorneys’ costs the Company could be required to pay in the event the Company does not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2005 and June 30, 2006. Based on external evidence and the advice of legal counsel, the Company has determined that it is more likely than not that the Company will be required to pay the $1.004 million that is currently classified as a “Deposit in escrow.” As a result, the Company expensed the amount of the “Deposit in escrow” during the fourth quarter ended December 31, 2005, and provided a liability for $1.004 million in the form of “Litigation accrual” as of December 31, 2005 and June 30, 2006. The Company is currently appealing the judge’s decision and in the event the Company prevails, the Company may be refunded the $1.004 million deposit or a portion thereof. In the event the Company prevails, the Company could recognize a reduction in expenses ranging between $0 and $1.004 million.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 (continued)

4.    STOCKHOLDERS DEFICIT

Preferred Stock

On March 29, 2006, the Company renegotiated certain terms related to the Series A Convertible Preferred Stock (“Series A”) and the related warrants. From December 16, 2005 through March 28, 2006, the date prior to the renegotiated terms, the Company classified the Series A as mezzanine equity on the Company’s balance sheet. As of March 29, 2006, the Company reclassified the Series A from mezzanine equity to equity based upon the renegotiated terms. The renegotiated terms resulted in the elimination or addition of several terms that made mezzanine equity treatment more appropriate for the period through March 28, 2006. The significant terms that were eliminated or added are as follows:

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

In addition, the revised terms have resulted in the Series A being closely and clearly related to equity. The changes to the related warrant agreement also resulted in the warrants no longer containing any embedded derivatives. As a result, the Company believes that the embedded derivatives identified with the Series A and the related warrants that existed prior to the renegotiated terms are no longer applicable. As a result, the Company reversed the remaining outstanding liability associated with the embedded derivatives in the amount of $14.543 million, which included $724 thousand of gain recognized during the six months ended June 30, 2006, to additional paid in capital for the period ended June 30, 2006.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 (continued)

The following illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior comparable period.

(In thousands) Six Months Ended June 30, 2005
Reported net income	$ 430
Stock-based employee compensation determined
under the fair value based method prior to adoption
of SFAS 123R, net of related tax effects	(168)

Pro Forma net income	262

Loss per share:
Basic - as reported	$ 0.00
Basic pro forma	$ 0.00
Diluted – as reported	$ 0.00
Diluted – pro forma	$ 0.00

The Company recognized compensation expense of $88 thousand for the six months ended June 30, 2006 for employee stock options that prior to January 1, 2006 would not have been recognized under APB 25. The Company modified the terms of 1.042 million options on December 16, 2005. As a result, the Company recognized approximately $521 thousand in expenses during 2005 under the provisions of APB 25. The decision to accelerate the vesting was done in order to reward the Company’s existing employees for their loyalty and hard work. In the event these options are exercised, this will result in additional cash for the Company. In addition, by accelerating the vesting on these options during 2005, the Company expensed these options under the rules in effect when these options were granted versus the accounting rules that went into effect on January 1, 2006.

The following summarizes the activity of the Company’s stock options for the six months ended June 30, 2006:

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 (continued)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Number of shares under option:
Outstanding at January 1, 2006	11,802,189	$ 0.87
Granted	680,000	0.73
Exercised	(256,758)	0.69
Canceled or expired	(163,989)	0.90

Outstanding at June 30, 2006	12,061,442	$ 0.86	5.3	$2,417,597

Exercisable at June 30, 2006	10,318,920	$ 0.84	5.3	$2,15,777

The total intrinsic value of options exercised during the three-months ended March 31, 2006 was $178 thousand.

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended June 30, 2006.

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	1,159,944	$ 1.20
Granted	680,000	0.73
Vested	(97,422)	0.68

Nonvested at June 30, 2006	1,742,522	$ 0.96

As of June 30, 2006, there was $1.467 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 4.0 years. The total measurement fair value of shares vested during the six-months ended June 30, 2006 was $88 thousand.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 (continued)

	Six Months Ended June 30,
	2006	2005
Weighted average fair value at date of grant for
options granted during the period	$498,000	$395,000

Risk-free interest rates	4.72%	4.17%
Expected stock price volatility	363%	405%
Expected dividend yield	0	0

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. As of June 30, 2006, the Company anticipates all outstanding options will vest.

6.    NET INCOME PER SHARE

The following tables set forth the computation of basic and diluted earnings per share for the six months ended June 30, 2006 and 2005, respectively, (in thousands):

	Six Months Ended June 30,
	2006	2005
Weighted average number of shares used in the basic
Earnings per share computation	23,122	27,665

Effect of dilutive securities:
Common stock options	1,946	5,092
Common stock warrants	1,609	9,615
Preferred stock convertible securities	13,854	—

Dilutive securities	17,409	14,707

Adjusted weighted average number of shares used in
Diluted earnings per share computation	40,531	42,372

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Global Med Technologies, Inc. (the “Company”) provides information management software products and services to the health care industry. Wyndgate operates as a division of Global Med Technologies, Inc. and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. The Company’s PeopleMed subsidiary offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s system uses the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims and medical records. PeopleMed earns revenues primarily by providing ongoing ASP services. PeopleMed’s revenues were not significant during the three or six months ended June 30, 2006 and 2005.

The Company has two main products in its Wyndgate division: SafeTrace® and SafeTrace Tx®. SafeTrace is used by blood centers and hospitals to track blood donations. SafeTrace Tx is used primarily by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. Both products are designed to help the users comply with quality and safety standards of the U.S. Food and Drug Administration (“FDA”) for the collection and management of blood and blood products. The Company’s Wyndgate division earns revenues primarily through the sale of software licenses, implementation of the software systems sold, and by providing maintenance for the SafeTrace and SafeTrace Tx software systems. During the three months ended June 30, 2006 and 2005, Wyndgate’s revenues represented 96.6% and 98.4%, respectively, of the Company’s total revenues. During the six months ended June 30, 2006 and 2005, Wyndgate’s revenues represented 96.6% and 97.7% of the Company’s total revenues. During these periods, PeopleMed’s revenues represented the remainder of the revenues.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-QSB are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or negative comparable terminology or by discussion of strategy.

The risks and uncertainties, as well as others, are discussed in greater detail in the Company’s other filings with the Securities Exchange Commission, including most recently its Form 10-KSB. There may be additional risks of which the Company is not presently aware or that it currently believes are immaterial which could have an adverse impact on our business. We make no commitment to revise or update any forward-looking statement in order to reflect events or circumstances that may change.

The decision to purchase a new blood bank system is driven in large part by one or all of the following: replacing antiquated technology, upgrading the laboratory information system (“LIS”) of the hospital which typically includes the purchase of a blood bank system, and replacing existing products that have been sunsetted. The Company believes that because the purchase of an LIS by a hospital is a significant driver in the decision to purchase a blood bank system, the Company is heavily reliant on its relationships with its marketing partners that sell their LIS systems or market other products in combination with the Company’s blood bank products. The Company’s expects its ability to continue to increase revenues may be dependent upon the Company’s ability to continue to sell its products in conjunction with its existing marketing partners. In addition, the Company is pursuing additional marketing partner relationships. The Company expects these marketing relationships may enable it to expand the sales of its products, because these marketing partners integrate or align their products with the Company’s and introduce the Company to new potential customers. Continued expansion of existing and future marketing partner relationships may enable to the Company to continue its revenue growth. These relationships are more fully described in the in the Company’s Annual Report on Form 10-KSB, in “BUSINESS”, “ROYALTY AND COMMISSION AGREEMENTS.”

Entities that plan to purchase blood bank products primarily have three choices:

• Upgrade their current system with their existing vendor,

• Select a replacement system from an alternative vendor, or

• Replace their paper system with vendor software.

The Company continues to commit significant financial resources to its research and development efforts. The Company’s development efforts are focused on developing new software products as well as improving its existing products. The Company is nearing the completion of the development cycle of these products, and the Company intends to bring these products to market. Because some of the products the Company is developing are considered medical devices by the Food and Drug Administration (“FDA”), the Company will be required to obtain Federal Drug Administration (“FDA”) 510(k) clearance for these medical devices prior to their sale or introduction into the market. At the present time, the Company is expensing all of the costs of research and development related to these new products.

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

Overall, the Company’s revenues for the three months ended June 30, 2006 increased to $3.014 million from $2.854 million for the prior year’s comparable quarter. Cost of revenues for the quarter ended June 30, 2006 increased to $1.029 million from $834 thousand for the comparable period in 2005. For the quarters ended June 30, 2006 and 2005, the Company’s operating expenses were $1.804 million and $1.7 million, respectively. The Company’s net income was $178 thousand and $313 thousand for the three months ended June 30, 2006 and 2005, respectively.

For the six months ended June 30, 2006 and 2005, the Company’s operations generated positive cash flows from operating activities in the amount of $513 thousand and $364 thousand, respectively. The Company believes that its current customer base and projected backlog of business as well as sales to new customers will generate positive cash flows from operations and negative cash flows from investing activities through 2006, and possibly thereafter. The Company believes that based on its current backlog as well as projected pipeline of business, it may be able to achieve profitability for the year ended December 31, 2006.

Management of the Company is focused on increasing its revenues and cash flows through direct sales efforts, increasing its marketing footprint through adding additional channel partners and strategic alliances, and developing new products and enhanced functionality to its existing product mix to attract potential customers.

BALANCE SHEET CHANGES

As of June 30, 2006, compared with December 31, 2005, certain balance sheet accounts changed dramatically. The Company’s liability for derivative financial instruments went from $15.267 million as of December 31, 2005 to zero as of June 30, 2006. The change in this account was primarily the result of the Company not being required to classify certain features of the Series A Convertible Preferred Stock (“Series A”) as embedded derivatives. In addition, the Company’s additional paid-in capital account changed from $36.657 million to $51.419 million primarily as a result of the reduction of the derivative financial instrument associated with the renegotiated terms of the outstanding preferred stock and related warrants. The Company also reclassified the Series A from mezzanine equity to equity as a result of the renegotiated terms.

The Company received significant benefits from the revisions to the Series A terms and the related warrants. The Company reclassified $9.975 million in Series A from mezzanine equity to equity as of March 29, 2006. In addition, the remaining value of the embedded derivative in the amount of $14.543 million was reclassified to additional paid-in capital and certain features of the Series A and the related warrants will no longer be treated as embedded derivatives going forward. Therefore, the Company will not be required to account for certain features of the Series A and the warrants as embedded derivatives going forward. This re-characterization should help reduce the volatility in the Company’s earnings associated with the non-cash charges associated with the embedded derivatives. For example, the Company recognized non-cash charges totaling $9.340 million during the fourth quarter of 2005 related to the embedded derivatives. During the six months ended June 30, 2006, the Company recognized a gain of $724 thousand associated with these embedded derivatives through March 29, 2006. As a result of the reclassification or re-characterization of the items documented above, the Company’s stockholders’ deficit was decreased by $24.518 million, and the current shareholders’ deficit was $136 thousand as of June 30, 2006, rather than the $25.833 million reported as of December 31, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended June 30, 2006 increased by $160 thousand or 5.6% to $3.014 million from $2.854 million for the comparable period in 2005. The primary reasons for the increase was a $325 thousand increase in implementation and consulting services revenues, a $232 thousand increase in maintenance revenues, and a $56 thousand increase in PeopleMed revenues offset by a decrease in software license fees of $443 thousand.

Cost of revenue. Cost of revenue as a percentage of total revenues was 34.1% and 29.2% for the three months ended June 30, 2006 and 2005, respectively. Cost of revenues increased $195 thousand to $1.029 million for the three months ended June 30, 2006 from $834 thousand for the comparable period in 2005. This increase was due primarily to a $244 thousand increase in labor-related costs partially offset by a $27 thousand decrease in third party software costs and a decrease of $27 thousand in hiring expenses.

Gross profit. Gross profit as a percentage of total revenue was 65.9% and 70.8% for the three months ended June 30, 2006 and 2005, respectively. Gross profit decreased $35 thousand or 1.7% to $1.985 million for the three months ended June 30, 2006 from $2.20 million for the comparable period in 2005. The increase in labor-related costs was primarily focused on increasing headcount to support the increasing number of customers receiving maintenance and support services and also the increasing number of customer implementations and other customer related consulting activities. The decrease in gross profit margins was primarily associated with the decrease of $443 thousand in software license fee revenues that have higher gross margins than other revenue categories. The decrease in software license revenues was primarily the result of reduced revenue recognition related to contracts that were being recognized based on percentage-of-completion. For the three months ended June 30, 2006, software license fee revenues were 22.3% of total revenues versus 39.1% during the comparable period in 2005.

General and administrative. General and administrative expenses increased $65 thousand or 11.8% to $615 thousand for the three months ended June 30, 2006 compared to $550 thousand for the comparable period in 2005. The primary reasons for the increase was a $58 thousand increase in employee-related labor charges, a $29 thousand increase in non-cash charges associated with the expensing of stock options, and a $13 thousand increase in directors’ compensation. These increases were partially offset by decreases of $21 thousand in legal expenses and a $17 thousand decrease in investor relations.

Sales and marketing. For the three months ended June 30, 2006, sales and marketing expenses decreased $110 thousand or 18.2% to $494 thousand for the three months ended June 30, 2006 compared to $604 thousand for the comparable period in 2005. The decrease in sales and marketing expenses is primarily associated with a combined $86 thousand decrease in payroll, commission and consulting-related expenses, an $11 thousand decrease in printing expenses, a $6 thousand decrease in telemarketing expenses, a $5 thousand decrease in overhead expenses, partially offset by a $10 thousand increase in stock compensation expense for the period.

Research and development. Research and development expenses increased $141 thousand or 27.8% to $648 thousand for the three months ended June 30, 2006 compared to $507 thousand for the three months ended June 30, 2005. This increase was primarily due to an increase in payroll and consulting related costs primarily related to the development of new products.

Depreciation and Software Amortization. Depreciation and software amortization costs were $47 thousand and $39 thousand for the three months ended June 30, 2006 and 2005, respectively.

Interest expense. Interest expense was $3 thousand and $23 thousand for the three months ended June 30, 2006 and 2005, respectively. The primary reason for the decrease was the repayment of the Company’s outstanding debt on December 16, 2005.

Net income. The Company’s net income for the three months ended June 30, 2006 was $178 thousand and $313 thousand for the same period in 2005.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the six months ended June 30, 2006 increased $401 thousand or 7.4% to $5.830 million as compared with $5.429 million for the comparable period in 2005. This increase was due primarily to an increase in revenues for implementation and consulting services of approximately $654 thousand, an increase in maintenance revenues of $478 thousand, and an increase in PeopleMed revenues of $72 thousand, partially offset by a decrease in software license fees of $805 thousand.

Cost of revenue. Cost of revenues for the six months ended June 30, 2006 increased by $537 thousand or 35.5% to $2.048 million compared with $1.511 million for the comparable period in 2005. The primary reason for the increase in cost of revenues was a $579 thousand increase in labor and consulting-related expenses and a $59 thousand increase in overhead allocations, partially offset by a decrease of $58 thousand hiring-related charges, and a decrease of $59 thousand in third party software costs. The increase in labor costs resulted primarily from the increase in headcount that was required to increase the value of the services being provided to customers and the resultant revenues.

Gross profit. Gross profit as a percentage of total revenues was 64.9% and 72.2% for the six months ended June 30, 2006 and 2005, respectively. Gross profit was $3.782 million for the six months ended June 30, 2006 as compared to $3.918 million for the six months ended June 30, 2005, a decrease of $136 thousand or 3.5%. The decrease was primarily the result of decreased software license revenues that traditionally have higher margins.

General and administrative. General and administrative expenses increased $66 thousand or 5.6% to $1.252 million for the six months ended June 30, 2006 compared to $1.186 million for the comparable period in 2005.

Sales and marketing. Sales and marketing expenses decreased $257 thousand or 20.6% to $989 thousand for the six months ended June 30, 2006 from $1.246 million for the comparable period in 2005. The primarily reason for the decrease in costs was associated with a combined $195 thousand decrease in payroll, commission and consulting-related expenses, a $14 thousand decrease in printing expenses, a $7 thousand decrease in telemarketing expenses, and a $12 thousand decrease in overhead expenses, partially offset by a $19 thousand increase in stock compensation expense for the period. The decrease in payroll-related expenses related primarily to the reduced commissions associated with the reduced level of sales for the six months ended June 30, 2006 when compared with the same period during 2005.

Research and development. Research and development expenses increased $252 thousand or 26.3% to $1.212 million for the six months ended June 30, 2006 compared to $960 thousand for the same six months in 2005. The increase in research and development expenses was primarily due to a $217 thousand increase in labor-related costs and a $21 thousand increase in stock compensation. The increase in costs is primarily related to the development of new products.

Depreciation and software amortization. Depreciation and software amortization was $90 thousand and $82 thousand for the six months ended June 30, 2006 and 2005, respectively.

Income from operations before other income (expense). The Company’s income from operations during the six months ended June 30, 2006 and 2005 was $239 thousand and $444 thousand, respectively.

Interest expense. Interest expense decreased $40 thousand for the six months ended June 30, 2006 to $6 thousand compared to $46 thousand for the comparable period in 2005. The primary reason for the decrease was due to the repayment of the Company’s debt on December 16, 2005.

Income taxes. For the six months ended June 30, 2006 and 2005, the Company did not record a provision for income taxes. No income tax is due for this period because the Company has net operating loss carry forwards from prior periods that fully offset the tax provision, and the deferred tax asset related to the net loss carry forwards is fully reserved by a valuation allowance.

Net income (loss). The Company’s posted net income of $957 thousand and $430 thousand for the six months ended June 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1.853 million as of June 30, 2006 compared to $1.368 million at December 31, 2005, none of which was restricted.

The Company had a net working capital deficit of $431 thousand as of June 30, 2006 and $849 thousand at December 31, 2005.

The Company had an accumulated deficit of $136 thousand as of June 30, 2006. It is expected that cash flows from the Company’s existing customer base, new sales, sales of common stock and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months excluding acquisitions or major new product development initiatives.

Cash flows from operations provided $513 thousand in cash for the six months ended June 30, 2006. The cash provided during the six months ended June 30, 2006 consisted primarily of the net income of $957 thousand, net of non-cash changes which used $497 thousand and changes in operating assets and liabilities which provided $53 thousand.

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

(C)      Internal Controls Over Financial Reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued hereunder, we will be required to include in our Annual Report on Form 10-KSB for the year ending December 31, 2007 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), will also be required to attest to and report on management’s assessment. The Company has not yet evaluated or tested our compliance with this Section. Although we believe that the controls and procedures that were in place for the year ended December 31, 2005 provide reasonable assurance the Company’s control objectives are being met, neither we nor our auditors have confirmed this objective as will be required under Section 404. As a result, there is the possibility that material deficiencies as defined in Section 404 could exist.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represents potential fees and attorneys’ costs the Company could be required to pay in the event the Company does not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2005 and June 30, 2006. Based on external evidence and the advice of legal counsel, the Company has determined that it is more likely than not that the Company will be required to pay the $1.004 million that is currently classified as a “Deposit in escrow.” As a result, the Company expensed the amount of the “Deposit in escrow” during the fourth quarter ended December 31, 2005, and had a liability for $1.004 million in the form of “Litigation accrual” as of December 31, 2005 and June 30, 2006. The Company is currently appealing the judge’s decision and in the event the Company prevails, the Company may be refunded the $1.004 million deposit or a portion thereof. In the event the Company prevails, the Company could recognize a reduction in expenses ranging between $0 and $1.004 million.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the first quarter ended June 30, 2006.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31 Certification of the Chairman and Chief Executive Officer and Acting Principal Financial Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32 Certification of Chairman and Chief Executive Officer and Acting Principal Financial and Accounting Officer.

A Current Report on Form 8-K was filed on April 3, 2006 announcing the Company’s results for the quarter and year ended December 31, 2005.

A Current Report on Form 8-K was filed on April 4, 2006 announcing the appointment of four new directors and resignation of one director from the Company’s Board of Directors.

A Current Report on Form 8-K was filed on April 28, 2006 announcing the Company’s results for the first quarter ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC. a Colorado Corporation

Date: July 26, 2006

By: /s/ Michael I. Ruxin, M.D. Michael I. Ruxin, Chairman of the Board and Chief Executive Officer and Acting Principal Financial and Accounting Officer