Form 10QSB
period 2006-09-30
GLOBAL MED TECHNOLOGIES INC
filed 2006-10-30
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 27, 2006, 23,211,982 shares of the issuer’s Common Stock were outstanding.

Transitional small Business Disclosure Format
(Check One):  Yes  [   ]   No   [X]

GLOBAL MED TECHNOLOGIES, INC.
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I—FINANCIAL INFORMATION

ITEM 1.      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,357	$1,368
Accounts receivable-trade, net	1,411	1,029
Accrued revenues, net	306	754
Prepaid expenses and other assets	223	234
Deposit in escrow	1,004	1,004

Total current assets	5,301	4,389

Equipment, furniture and fixtures, net	306	310

Capitalized software development costs, net	—	2

Total assets	$5,607	$4,701

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 394	$ 135
Accrued expenses	658	733
Accrued payroll	129	236
Accrued compensated absences	424	386
Noncompete accrual	35	35
Deferred revenue	2,901	2,690
Litigation accrual	1,004	1,004
Notes payable, current portion	12	—
Capital lease obligation, current portion	17	19

Total current liabilities	5,574	5,238

NOTES PAYABLE, less current portion	28	—
Capital lease obligation, less current portion	44	54
DERIVATIVE FINANCIAL INSTRUMENTS SERIES A
AND WARRANTS, at estimated fair value	—	15,267

Total liabilities	5,646	20,559

COMMITMENT AND CONTINGENCIES
CONVERTIBLE PREFERRED STOCK SERIES A, $.01
par value: authorized shares – 100, 10 outstanding
(liquidation preference of $9,975)	—	9,975

STOCKHOLDERS’ DEFICIT:

Convertible Preferred Stock Series A, $.01 par value:
authorized shares – 100, 10 outstanding	9,975	—
Convertible Preferred Stock Series BB, $.01 par value:
authorized shares – 675; none outstanding	—	—
Preferred stock, $.01 par value: authorized shares -
5,725; none issued or outstanding	—	—
Common stock, $.01 par value: authorized shares
90,000: Issued and outstanding shares– 23,212 and
22,955 at September 30, 2006 and December 31, 2005,
respectively	232	229
Additional paid-in capital	51,456	36,657
Accumulated deficit	(61,702)	(62,719)

Total stockholders’ deficit	(39)	(25,833)

Total liabilities and stockholders’ deficit	$ 5,607	$ 4,701

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share information)

	Three months ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Revenues	$ 2,854	$ 2,660

Cost of revenues	961	892

Gross profit	1,893	1,768

OPERATING EXPENSES:
General and administrative	577	522
Sales and marketing	471	567
Research and development	742	584
Depreciation and software amortization	47	42

Total operating expenses	1,837	1,715

Income from operations	56	53

OTHER INCOME (EXPENSE):
Interest income	7	13
Interest expense	(3)	(3)
Interest expense, related party	—	(20)

Total other income (expense)	4	(10)

Income before provision for income tax	60	43
Provision for income tax	—	—

Net income	$ 60	$ 43

Preferred dividend, related party	—	(185)

Net income (loss) attributable to common shareholders	$ 60	$ (142)

Basic and Diluted (loss) income per common share
Basic	$ 0.00	$ (0.01)

Diluted	$ 0.00	$ (0.01)

Weighted average number of common shares outstanding
Basic	23,212	27,810

Diluted	37,604	27,810

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share information)

	Nine months ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Revenues	$ 8,684	$ 8,089

Cost of revenues	3,009	2,403

Gross profit	5,675	5,686

OPERATING EXPENSES:
General and administrative	1,829	1,708
Sales and marketing	1,460	1,813
Research and development	1,954	1,544
Depreciation and software amortization	137	124

Total operating expenses	5,380	5,189

Income from operations	295	497

OTHER INCOME (EXPENSE):
Interest income	7	45
Change in estimated fair value of derivative instrument	724	—
Interest expense	(9)	(9)
Interest expense, related party	—	(60)

Total other income (expense)	722	(24)

Income before provision for income tax	1,017	473
Provision for income tax	—	—

Net income	1,017	473

Preferred dividends, related party	—	(515)

Net income (loss) attributable to common shareholders	$ 1,017	$ (42)

Net income (loss) per common share
Basic	$ 0.04	$ (0.00)

Diluted	$ 0.03	$ (0.00)

Weighted average number of common shares outstanding:
Basic	23,152	27,714

Diluted	39,547	27,714

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Preferred Stock	Common Stock			Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balances, December 31, 2005	—	$ —	22,955	$ 229	$36,657	$(62,719)	$(25,833)

Exercise of options (unaudited)	—	—	257	3	179	—	182

Expense associated with issuance
of options for services to
employees or consultants,
(unaudited)	—	—	—	—	157	—	157

Issuance costs associate with
Series A Preferred and
registration statement
(unaudited)	—	—	—	—	(80)	—	(80)

Series A Convertible
Preferred Stock,
(see Note 4) (unaudited)	10	9,975	—	—	—	—	9,975

Embedded derivative
valuation reversal (see
Note 4) (unaudited)	—	—	—	—	14,543	—	14,543

Net income (unaudited)	—	—	—	—	—	1,017	1,017

Balances, September 30, 2006
(unaudited)	10	$9,975	23,212	$ 232	$51,456	$(61,702)	$ (39)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 1,017	$ 473
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	135	112
Amortization of software development costs	2	12
Bad debt expense (credit)	22	22
Common stock, options and warrants issued
for services and other, net	176	35
Change in estimated fair value of derivative instrument	(724)	—
Changes in operating assets and liabilities:
Accounts receivable-trade, gross	(404)	36
Accrued revenues, net	448	(28)
Prepaid expenses and other assets	11	(1)
Accrued interest, notes receivable	—	(36)
Accounts payable	259	293
Accrued expenses	(75)	(23)
Accrued payroll	(107)	(50)
Accrued compensated absences	38	37
Deferred revenue	211	(568)

Net cash provided by operating activities	1,009	314

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment, furniture and fixtures	(131)	(168)

Deposit in escrow	—	(1,004)

Net cash used in investing activities	(131)	(1,172)

See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Nine months ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common shares for cash, net	—	543
Borrowing, notes payable	40	—
Costs associated with Preferred Stock issuance and the related
registration statement	(80)	—
Exercise of options for cash	163	171
Dividend payments Series AA Preferred Stock, related party	—	(716)
Principal payments under capital lease obligations	(12)	(10)

Net cash provided by (used) in financing activities	111	(12)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	989	(870)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,368	1,633

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,357	$ 763

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS

The Company paid $9 thousand and $69 thousand for interest for the nine months ended September 30, 2006 and 2005, respectively. The Company recognized approximately $157 thousand and $35 thousand for the nine months ended September 30, 2006 and 2005, respectively, in expenses related to the issuance of options and warrants. During the nine months ended September 30, 2006, the Company recognized approximately $19 thousand in expenses associated with the cashless exercise of certain options held by former directors of the Company.

On March 29, 2006, as a result of the renegotiation of certain terms related to the Company’s outstanding Series A Convertible Preferred Stock and the related warrants, the Company reclassified $14.543 million from their liability classification as derivative financial instruments to additional paid in capital. See further discussion in footnote 4.

During 2004, the Company issued 50 thousand warrants to a third party that were valued at $28 thousand as part of the transaction costs associated with an agreement to purchase common stock. During the nine months ended September 30, 2005, the Company received $543 thousand in net cash proceeds from the issuance of common stock related to the Common Stock Purchase Agreement. On the Company’s Statement of Stockholder’s Deficit, the Company applied the $28 thousand valuation of the warrants as well as $6 thousand in valuation associated with issuances of shares of common stock during 2004 under the Common Stock Purchase Agreement against the net proceeds.

The Company accrued dividends on the Series AA Preferred Stock to a related party totaling $515 thousand for the nine months ended September 30, 2005.

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the “Company” or “Global Med”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position as of September 30, 2006 and the results of their operations for the three and nine months ended September 30, 2006 and 2005 have been included.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The interim results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period of 2006 or for the year ending December 31, 2006.

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

The Company has not recorded a provision for income taxes for the three or nine months ended September 30, 2006 or 2005. The Company believes no income tax is due for the three or nine months ended September 30, 2006 or 2005, because the Company has net operating loss carry forwards from prior periods that would offset any current income taxes. The deferred tax asset related to the net operating loss carry forward is fully reserved by a valuation allowance due to the uncertainty of the Company generating future taxable income.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for the Company. The Company has not yet determined the impact adoption will have on the Company.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company does not believe that the adoption of SAB 108 will have an impact on the financial statements.

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.    PEOPLEMED.COM, INC.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc., (“PeopleMed”) a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. The remaining 17% of PeopleMed is owned by third parties and certain officers and directors of Global Med. There is no minority interest reflected in the September 30, 2006 or December 31, 2005 balance sheets because PeopleMed had a stockholders’ deficit as of those dates.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (continued)

3.   COMMITMENTS AND CONTINGENCIES

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002, Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represents potential fees and attorneys’ costs the Company could be required to pay in the event the Company does not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2005 and September 30, 2006. Based on external evidence and the advice of legal counsel, the Company has determined that it is more likely than not that the Company will be required to pay the $1.004 million that is currently classified as a “Deposit in escrow.” As a result, the Company expensed the amount of the “Deposit in escrow” during the fourth quarter ended December 31, 2005, and provided a liability for $1.004 million in the form of “Litigation accrual” as of December 31, 2005 and September 30, 2006. The Company is currently appealing the judge’s decision and in the event the Company prevails, the Company may be refunded the $1.004 million deposit or a portion thereof. In the event the Company prevails, the Company could recognize a reduction in expenses ranging between $0 and $1.004 million.

4.    STOCKHOLDERS DEFICIT

Preferred Stock

On March 29, 2006, the Company renegotiated certain terms related to the Series A Convertible Preferred Stock (“Series A”) and related warrants. From December 16, 2005 through March 28, 2006, the date prior to the renegotiated terms, the Company classified the Series A as mezzanine equity on the Company’s balance sheet. As of March 29, 2006, the Company reclassified the Series A from mezzanine equity to equity based upon the renegotiated terms. The renegotiated terms resulted in the elimination and addition of several terms that made mezzanine equity treatment more appropriate for the period through March 28, 2006. The significant terms that were eliminated and added are as follows:

1.	Removal of cash payout for events that were outside the control of the Company, which included a change of control;
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

In addition, the revised terms have resulted in the Series A being closely and clearly related to equity. The changes to the related warrant agreement also resulted in the warrants no longer containing any embedded derivatives. As a result, the Company believes that the embedded derivatives identified with the Series A and the related warrants that existed prior to the renegotiated terms are no longer applicable. As a result, the Company reversed the remaining outstanding liability associated with the embedded derivatives in the amount of $14.543 million, which included $724 thousand of gain recognized during the nine months ended September 30, 2006, to additional paid in capital for the period ended September 30, 2006.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (continued)

   5.   STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), on January 1, 2006. SFAS 123R requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

Prior to adoption of SFAS 123R, Global Med accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company has applied the modified prospective method in adopting SFAS 123R, and as a result, periods prior to the adoption of SFAS 123R have not been restated.

The following illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior comparable period.

(In thousands) Nine Months Ended September 30, 2005
Reported net income	$ 473
Stock-based employee compensation determined
under the fair value based method prior to adoption
of SFAS 123R, net of related tax effects	(252)

Pro Forma net income	221

Loss per share:
Basic - as reported	$ (0.00)
Basic pro forma	$ (0.01)
Diluted – as reported	$ (0.00)
Diluted – pro forma	$ (0.01)

The Company recognized compensation expense of $142 thousand for the nine months ended September 30, 2006 for employee stock options that prior to January 1, 2006 would not have been recognized under APB 25. The Company modified the terms of 1.042 million options on December 16, 2005. As a result, the Company recognized approximately $521 thousand in expenses during 2005 under the provisions of APB 25. The decision to accelerate the vesting was done in order to reward the Company’s existing employees for their loyalty and hard work. In the event these options are exercised, this will result in additional cash for the Company. In addition, by accelerating the vesting on these options during 2005, the Company expensed these options under the rules then in effect.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (continued)

The following summarizes the activity of the Company’s stock options for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Number of shares under option:
Outstanding at January 1, 2006	11,802,189	$ 0.87
Granted	680,000	0.73
Exercised	(256,758)	0.69
Canceled or expired	(604,323)	0.84

Outstanding at September 30, 2006	11,621,108	$ 0.86	5.1	$6,060

Exercisable at September 30, 2006	10,278,188	$ 0.84	5.1	$5,860

The total intrinsic value of options exercised during the nine-months ended September 30, 2006 was $182 thousand.

The following summarizes the activity of the Company’s stock options that have not vested for the nine months ended September 30, 2006:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	1,159,944	$1.20
Granted	680,000	0.73
Expirations/cancellations	(411,684)	0.78
Vested	(85,340)	0.74

Nonvested at September 30, 2006	1,342,920	$1.03

As of September 30, 2006, there was $1.381 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 3.6 years. The total measurement fair value of shares vested during the nine-months ended September 30, 2006 was $142 thousand.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (continued)

	Nine Months Ended September 30,
	2006	2005
Weighted average fair value at date of grant for
options granted during the period	$498,000	$395,000

Risk-free interest rates	4.72%	4.17%
Expected stock price volatility	363%	405%
Expected dividend yield	0	0

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. As of September 30, 2006, the Company anticipates all outstanding options will vest.

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

The following tables set forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2006 and 2005, respectively, (in thousands):

	Nine Months Ended September 30,
	2006	2005
Weighted average number of shares used in the basic
Earnings per share computation	23,152	27,714

Effect of dilutive securities:
Common stock options	1,057	5,453
Common stock warrants	1,484	9,252
Preferred stock convertible securities	13,854	7,777

Dilutive securities	16,395	22,482

Adjusted weighted average number of shares used in
Diluted earnings per share computation	39,547	50,196

For the nine months ended September 30, 2005, dilutive securities were not included in the earnings per share calculation because their inclusion was anti-dilutive.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Global Med Technologies, Inc. (the “Company” or “Global Med”) provides information management software products and services to the health care industry. Wyndgate Technologies (“Wyndgate”) operates as a division of the Company and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. The Company’s PeopleMed subsidiary offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s system uses the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims and medical records. PeopleMed earns revenues primarily by providing ongoing ASP services. PeopleMed’s revenues were not significant during the three or nine months ended September 30, 2006 and 2005.

The Company has two main products in its Wyndgate division: SafeTrace® and SafeTrace Tx®. SafeTrace is used by blood centers and hospitals to track blood donations. SafeTrace Tx is used primarily by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. Both products are designed to help the users comply with quality and safety standards of the U.S. Food and Drug Administration (“FDA”) for the collection and management of blood and blood products. The Company’s Wyndgate division earns revenues primarily through the sale of software licenses, implementation of the software systems sold, and by providing maintenance for the SafeTrace and SafeTrace Tx software systems. During the three months ended September 30, 2006 and 2005, Wyndgate’s revenues represented 97% and 98%, respectively, of the Company’s total revenues. During the nine months ended September 30, 2006 and 2005, Wyndgate’s revenues represented 97% and 98%, respectively, of the Company’s total revenues. During these periods, PeopleMed’s revenues represented the remainder of the revenues.

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

The decision to purchase a new blood bank system is driven in large part by one or all of the following: replacing antiquated technology, upgrading the laboratory information system (“LIS”) of the hospital, which typically includes the purchase of a blood bank system, and replacing existing products that have been sunsetted. The Company believes that because the purchase of an LIS by a hospital is a significant factor in the decision to purchase a blood bank system, the Company is heavily reliant on its relationships with its marketing partners that sell their LIS systems or market other products in combination with the Company’s blood bank products. The Company expects its ability to continue to increase revenues may be dependent upon the Company’s ability to continue to sell its products in conjunction with its existing marketing partners. In addition, the Company is pursuing additional marketing partner relationships. The Company expects these marketing relationships may enable it to expand the sales of its products, because these marketing partners may integrate or align their products with the Company’s and introduce the Company to new potential customers. These relationships are more fully described in the in the Company’s Annual Report on Form 10-KSB, in “BUSINESS”, “ROYALTY AND COMMISSION AGREEMENTS.”

Entities that plan to purchase blood bank products primarily have three choices:

• Upgrade their current system with their existing vendor,

• Select a replacement system from an alternative vendor, or

• Replace their paper system with vendor software.

The Company continues to commit significant financial resources to its research and development efforts. The Company’s development efforts are focused on developing new software products as well as improving its existing products. The Company is nearing the completion of the development cycle of these products, and the Company intends to bring these products to market. Because some of the products the Company is developing are considered medical devices by the Food and Drug Administration (“FDA”), the Company will be required to obtain FDA 510(k) clearance for these medical devices prior to their sale or introduction into the market. At the present time, the Company is expensing all of the costs of research and development related to these new products.

The Company’s two primary locations are in Lakewood, Colorado, the corporate headquarters, and El Dorado Hills, California. The Company’s primary operations include research and development, implementation staff, support services, and certain administrative staff. Approximately 40% of the Company’s employees are not located in Lakewood, Colorado or El Dorado Hills, California and are based throughout the United States. These employees provide support for the Company’s sales and marketing, research and development, and implementation efforts.

Overall, the Company’s revenues for the three months ended September 30, 2006 increased $194 thousand to $2.854 million from $2.660 million for the comparable period in 2005. Cost of revenues for the quarter ended September 30, 2006 increased $69 thousand to $961 thousand from $892 thousand for the comparable period in 2005. For the quarter ended September 30, 2006, the Company’s operating expenses increased $122 thousand to $1.837 million from $1.715 million for the comparable period in 2005 The Company’s net income was $60 thousand and $43 thousand for the three months ended September 30, 2006 and 2005, respectively.

For the nine months ended September 30, 2006 and 2005, the Company’s operations generated positive cash flows from operating activities in the amount of $1.009 million and $314 thousand, respectively. The Company believes that its current customer base and projected backlog of business, as well as sales to new customers, will generate positive cash flows from operations and negative cash flows from investing activities through 2006, and possibly thereafter. The Company believes that based on its current backlog as well as projected pipeline of business, it may be able to achieve profitability for the year ended December 31, 2006.

Management of the Company is focused on increasing its revenues and cash flows through direct sales efforts, increasing its marketing footprint through adding additional channel partners and strategic alliances, and developing new products and enhanced functionality to its existing product mix to attract potential customers.

BALANCE SHEET CHANGES

As of September 30, 2006, compared with December 31, 2005, certain balance sheet accounts changed dramatically. The Company’s liability for derivative financial instruments went from $15.267 million as of December 31, 2005 to zero as of September 30, 2006. The change in this account was primarily the result of the Company not being required to classify certain features of the Series A Convertible Preferred Stock (“Series A”) as embedded derivatives. In addition, the Company’s additional paid-in capital account changed from $36.657 million to $51.456 million primarily as a result of the reduction of the derivative financial instrument associated with the renegotiated terms of the outstanding Series A and related warrants. The Company also reclassified the Series A from mezzanine equity to equity as a result of the renegotiated terms.

The Company received significant benefits from the revisions to the Series A terms and the related warrants. The Company reclassified $9.975 million in Series A from mezzanine equity to equity as of March 29, 2006. In addition, the remaining value of the embedded derivative in the amount of $14.543 million was reclassified to additional paid-in capital and certain features of the Series A and the related warrants will no longer be treated as embedded derivatives going forward. Therefore, the Company will not be required to account for certain features of the Series A and the related warrants as embedded derivatives going forward. This re-characterization should help reduce the volatility in the Company’s earnings associated with the non-cash charges associated with the embedded derivatives. For example, the Company recognized non-cash charges totaling $9.340 million during the fourth quarter of 2005 related to the embedded derivatives. During the nine months ended September 30, 2006, the Company recognized a gain of $724 thousand associated with these embedded derivatives through March 29, 2006. As a result of the reclassification or re-characterization of the items documented above, the Company’s stockholders’ deficit was decreased by $24.518 million. The current shareholders’ deficit was $39 thousand as of September 30, 2006, rather than the shareholders deficit of $25.833 million reported as of December 31, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended September 30, 2006 increased by $194 thousand or 7.3% to $2.854 million from $2.660 million for the comparable period in 2005. This increase was due primarily to a $270 thousand increase in maintenance revenues and a $150 thousand increase in implementation and consulting services revenues. This was offset by a decrease in software license fees of $226 thousand. The Company recognized $131 thousand in implementation and consulting services revenues during the three months ended September 30, 2006 from services that were performed prior to January 1, 2006. These revenues represented the value of additional out-of-scope payments that were agreed to and made by one of the Company’s marketing partners during the three months ended September 30, 2006.

Cost of revenue. Cost of revenue as a percentage of total revenues was 33.7% and 33.5% for the three months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006, cost of revenues increased $69 thousand or 7.7% to $961 thousand from $892 thousand for the comparable period in 2005. This increase was due primarily to an $80 thousand increase in labor-related costs, a $31 thousand increase in third party software costs, an $8 thousand increase in telephone-related expenses. These increases were partially offset by a $30 thousand decrease in travel expenses and a $29 thousand decrease in hiring expenses. The labor-related cost of revenues are primarily fixed in the short run.

Gross profit. Gross profit as a percentage of total revenue was 66.3% and 66.5% for the three months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006, gross profit increased $125 thousand or 7.1% to $1.893 million from $1.768 million for the comparable period in 2005.

General and administrative. General and administrative expenses increased $55 thousand or 10.5% to $577 thousand for the three months ended September 30, 2006 from $522 thousand for the comparable period in 2005. This increase was due primarily to a $31 thousand increase in employee-related labor expenses, a $28 thousand increase in non-cash charges associated with the expensing of stock options, a $21 thousand increase in regulatory services costs, a $21 thousand increase in accounting fees, and a $10 thousand increase in insurance expenses. These fees were partially offset by a $36 thousand decrease in investor relations fees and a $29 thousand decrease in legal expenses.

Sales and marketing. For the three months ended September 30, 2006, sales and marketing expenses decreased $96 thousand or 16.9% to $471 thousand for the three months ended September 30, 2006 from $567 thousand for the comparable period in 2005. This decrease was due primarily to a combined $77 thousand decrease in payroll and commission related expenses and a $15 thousand decrease in travel expenses.

Research and development. Research and development expenses increased $158 thousand or 27.1% to $742 thousand for the three months ended September 30, 2006 from $584 thousand for the comparable period in 2005. This increase was due primarily to an increase of $134 thousand in payroll and consulting-related expenses, an increase in $10 thousand in travel-related expenses, and a $10 thousand increase in overhead allocation expenses.

Depreciation and Software Amortization. Depreciation and software amortization costs were $47 thousand and $42 thousand for the three months ended September 30, 2006 and 2005, respectively.

Interest expense. Interest expense was $3 thousand and $23 thousand for the three months ended September 30, 2006 and 2005, respectively. The primary reason for the decrease was the repayment of the Company’s outstanding debt on December 16, 2005.

Income taxes. For the three months ended September 30, 2006 and 2005, the Company did not record a provision for income taxes. The Company believes no income tax is due for this period because the Company has net operating loss carry forwards from prior periods that fully offset the tax provision, and the deferred tax asset related to the net loss carry forwards is fully reserved by a valuation allowance. The management of the Company evaluates the realizability of the net deferred tax assets and assesses the need for a valuation allowance. In assessing the realizability of deferred tax assets, management concluded that it is not more likely than not that the deferred tax assets would not be realized. The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income in the period in which the temporary differences become deductible. The Company has established a full valuation allowance for deferred taxes due to the uncertainty that the deferred tax assets will be utilized.

Net income. The Company’s net income for the three months ended September 30, 2006 was $60 thousand and $43 thousand for the same period in 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the nine months ended September 30, 2006 increased $595 thousand or 7.4% to $8.684 million from $8.089 million for the comparable period in 2005. This increase was due primarily to an increase in revenues for implementation and consulting services of approximately $804 thousand, an increase in maintenance revenues of $748 thousand, and an increase in PeopleMed revenues of $97 thousand, partially offset by a decrease in software license fees of $1.031 million. The Company recognized $131 thousand in implementation and consulting services revenues during the nine months ended September 30, 2006 from services that were performed prior to January 1, 2006. These revenues represented the value of additional out-of-scope payments that were agreed to and made by one of the Company’s marketing partners during the nine months ended September 30, 2006.

Cost of revenue. Cost of revenues for the nine months ended September 30, 2006 increased $606 thousand or 25.2% to $3.009 million from $2.403 million for the comparable period in 2005. The increase was due primarily to a $712 thousand increase in labor and consulting-related expenses and a $66 thousand increase in overhead allocations, partially offset by a decrease of $87 thousand in hiring-related charges, a $34 thousand decrease in travel expenses, and a decrease of $28 thousand in third party software costs. The increase in labor costs resulted primarily from the increase in headcount that was required to increase the value of the services being provided to customers. The labor-related cost of revenues are primarily fixed in the short run.

Gross profit. Gross profit as a percentage of total revenues was 65.4% and 70.3% for the nine months ended September 30, 2006 and 2005, respectively. Gross profit decreased $11 thousand or 0.2% to $5.675 million for the nine months ended September 30, 2006 from $5.686 million for the comparable period in 2005.

General and administrative. General and administrative expenses increased $121 thousand or 7.1% to $1.829 million for the nine months ended September 30, 2006 from $1.708 million for the comparable period in 2005. The primary reason for the increase was a $145 thousand increase in payroll-related expenses, a $29 thousand increase in regulatory services expenses, a $66 thousand increase in stock compensations associated with SFAS 123R. These expenses were partially offset by a $121 thousand decrease in legal expenses.

Sales and marketing. Sales and marketing expenses decreased $353 thousand or 19.5% to $1.460 million for the nine months ended September 30, 2006 from $1.813 million for the comparable period in 2005. The decrease was due primarily to a combined $201 thousand decrease in payroll, commission and consulting-related expenses, a $32 thousand decrease in printing and advertising expenses, a $61 thousand decrease in contracting services, and a $12 thousand decrease in overhead expenses, a $20 thousand decrease in travel, and an $11 thousand decrease in hiring expenses. These expenses were partially offset by a $29 thousand increase in stock compensation expense for the period. The decrease in payroll-related expenses related primarily to the reduced commissions associated with the reduced value of new system sales for the nine months ended September 30, 2006 when compared with the same period during 2005.

Research and development. Research and development expenses increased $410 thousand or 26.6% to $1.954 million for the nine months ended September 30, 2006 from $1.544 million for the comparable period in 2005. The increase in research and development expenses was primarily due to a $269 thousand increase in payroll-related costs, a $91 thousand increase in contractor services, and a $32 thousand increase in stock compensation. The increase in costs is primarily related to the development of new products.

Depreciation and software amortization. Depreciation and software amortization was $137 thousand and $124 thousand for the nine months ended September 30, 2006 and 2005, respectively.

Income from operations before other income (expense). The Company’s income from operations during the nine months ended September 30, 2006 and 2005 was $295 thousand and $497 thousand, respectively.

Interest expense. Interest expense decreased $60 thousand for the nine months ended September 30, 2006 to $9 thousand from $69 thousand for the comparable period in 2005. The primary reason for the decrease was due to the repayment of the Company’s debt on December 16, 2005.

Income taxes. For the nine months ended September 30, 2006 and 2005, the Company did not record a provision for income taxes. The Company believes no income tax is due for this period because the Company has net operating loss carry forwards from prior periods that fully offset the tax provision, and the deferred tax asset related to the net loss carry forwards is fully reserved by a valuation allowance.

Net income. The Company’s posted net income of $1.017 million and $473 thousand for the nine months ended September 30, 2006 and 2005, respectively. Of the $1.017 million in net income, the Company recognized $724 thousand in income related to the change in estimated fair value of a derivative instrument during the three months ended March of 2006. As of March 31, 2006, this derivative was no longer on the Company’s balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $2.357 million as of September 30, 2006 compared to $1.368 million at December 31, 2005, none of which was restricted.

The Company had a net working capital deficit of $273 thousand as of September 30, 2006 and $849 thousand at December 31, 2005.

The Company had an accumulated deficit of $61.702 million as of September 30, 2006. It is expected that cash flows from the Company’s existing customer base, new sales, sales of common stock and the Company’s current assets, including cash and accounts receivable, will be sufficient to fund the Company’s liquidity and capital requirements for the next twelve months excluding acquisitions or major new product development initiatives.

Cash flows from operations provided $1.009 million in cash for the nine months ended September 30, 2006. The cash provided during the nine months ended September 30, 2006 consisted primarily of the net income of $1.017 million, net of non-cash changes which used $389 thousand and changes in operating assets and liabilities which provided $381 thousand.

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

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represents potential fees and attorneys’ costs the Company could be required to pay in the event the Company does not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2005 and September 30, 2006. Based on external evidence and the advice of legal counsel, the Company has determined that it is more likely than not that the Company will be required to pay the $1.004 million that is currently classified as a “Deposit in escrow.” As a result, the Company expensed the amount of the “Deposit in escrow” during the fourth quarter ended December 31, 2005, and had a liability for $1.004 million in the form of “Litigation accrual” as of December 31, 2005 and September 30, 2006. The Company is currently appealing the judge’s decision and in the event the Company prevails, the Company may be refunded the $1.004 million deposit or a portion thereof. In the event the Company prevails, the Company could recognize a reduction in expenses ranging between $0 and $1.004 million.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the quarter ended September 30, 2006.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31 Certification of the Chairman and Chief Executive Officer and Acting Principal Financial Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32 Certification of Chairman and Chief Executive Officer and Acting Principal Financial and Accounting Officer.

A Current Report on Form 8-K was filed on July 27, 2006 announcing the Company’s results for the quarter and six months ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC. a Colorado Corporation

Date: October 27, 2006

By: /s/ Michael I. Ruxin, M.D. Michael I. Ruxin, M.D. Chairman of the Board and Chief Executive Officer and Acting Principal Financial and Accounting Officer