Form 10KSB
period 2006-12-31
GLOBAL MED TECHNOLOGIES INC
filed 2007-02-23
CIK 1009463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2006

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

State issuer’s revenues for its most recent fiscal year $12.362 million.

Aggregate market value of voting stock held by non-affiliates as of February 21, 2007; $9,003,014 based on the closing bid price of $0.67 per share as of that date.

Shares of common stock, $.01 par value, outstanding as of February 22, 2007, 23,211,982.

The Company is a non-accelerated filer.

Transitional Small Business Disclosure Format (check one).   Yes  [   ]   No  [X]

Documents incorporated by reference: See Part III, Item 13, and “EXHIBIT INDEX” on page 34 for a listing of documents incorporated by reference into this Annual Report on FORM 10-KSB.

GLOBAL MED TECHNOLOGIES, INC.
FORM 10-KSB
DECEMBER 31, 2006

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

PeopleMed is owned 83% by Global Med Technologies, Inc., 11% by the Company’s Chairman and CEO, and 6% owned by third parties. Global Med Technologies, Inc. and PeopleMed are referred to collectively herein as the “Company” or “Global Med”.

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

Global Med has two main products in its Wyndgate division: SafeTrace® and SafeTrace Tx®. SafeTrace is used to assist community blood centers, hospitals, plasma centers and outpatient clinics in the U.S. in complying with the quality and safety standards of the Food and Drug Administration (the “FDA”) for the collection and management of blood and blood products. SafeTrace Tx is a transfusion management information system that is designed to be used by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. SafeTrace Tx provides electronic cross-matching capabilities to help insure blood compatibility with patient-recipients and tracks, inventories, bills and documents all activities with blood products from the time blood products are received in inventory to the time the blood products are used or returned to blood centers. SafeTrace Tx complements SafeTrace, because the combined SafeTrace Tx and SafeTrace software system is now able to integrate hospitals with blood centers and provide a “vein-to-vein”® tracking of the blood supply. SafeTrace Tx received FDA clearance on January 29, 1999.

SafeTrace and SafeTrace Tx have been cleared by the FDA for sale in the United States. The Company’s development efforts are focused on developing new software products as well as continuously improving its existing products. The Company is nearing the completion of the development cycle of these products, and the Company intends to bring these products to market. Because some of the products the Company is developing are considered medical devices by the Food and Drug Administration (“FDA”), the Company will be required to obtain FDA 510(k) clearance for these medical devices prior to their sale or introduction into the market.

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

CUSTOMERS

During the years ended December 31, 2006 and 2005, Global Med had customers located in numerous locations across the United States, Africa, Canada and Puerto Rico, and sales are not concentrated in any geographic or economic region. PeopleMed’s customer is located in the State of Colorado.

DEPENDENCE ON MAJOR CUSTOMERS

As of January 31, 2007, Global Med, through its Wyndgate division, had over 247 customers. It intends to continue to target domestic and international blood centers, plasma centers and hospital donor and transfusion centers. During the years ended December 31, 2006 and 2005, there were no customers accounting for more than 10% of revenues.

Although the Company had no individual customers accounting for more than 10% of revenues, one of the Company’s marketing partners that sells the Company’s products directly to its customers accounted for 26.7% and 22% of revenues during 2006 and 2005, respectively. In addition, this same marketing partner accounted for 58.9% and 38.3% of gross accounts receivable as of December 31, 2006 and 2005, respectively.

Royalty And Commission Agreements

The Royalty Group. Pursuant to a development agreement between Wyndgate and the Royalty Group, Wyndgate developed SafeTrace and must make royalty payments to the Royalty Group based on a percentage of Wyndgate’s SafeTrace license fees collected, measured by cash received from SafeTrace licensees, net of certain fees and charges. The royalty schedule is based upon the first date of SafeTrace license invoicing, which was September 14, 1995. The royalty amounts are computed as a percentage of software license fees collected. For the years ended December 31, 2006 and 2005, Global Med expensed $14 thousand and $8 thousand, respectively, and these amounts are included in the cost of revenues in the statement of operations. Global Med has accrued but not paid any royalties for the years ended December 31, 2006 and 2005. As of December 31, 2006, the outstanding royalty obligation was approximately $137 thousand.

Siemens Medical Solutions Health Services Corporation. During September 1999, Global Med entered into a non-exclusive marketing and support agreement with Shared Medical Systems Corporation (“SMS”). Under this agreement, SMS markets Global Med’s blood bank products on a preferred basis. Global Med will pay a commission to SMS based on the software license fee for each sale SMS has facilitated. This agreement was automatically renewed and is still in effect.

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

The McKesson Agreement grants McKesson the right to privately brand SafeTrace Tx in the United States, Canada, and Mexico. The McKesson Agreement also grants McKesson rights to market the Software to McKesson’s hospital information system, clinical systems and ancillary systems customers. The McKesson Agreement does not prevent Wyndgate from pursing sales opportunities through its existing channel partner base as provided and/or required by those agreements. Wyndgate is not required and will not inform McKesson of the opportunities brought to Wyndgate by its channel partners.

The McKesson Agreement requires Wyndgate and McKesson to integrate certain aspects of their respective software products. Wyndgate and McKesson have agreed that certain aspects of their joint software development will be unique to one another, and not available to any other Global Med channel partner or non-McKesson customers. In light of these grants of exclusivity, McKesson has agreed to certain revenue commitments in order to maintain their marketing rights in terms of the increased software product functionality. The revenue commitments include software license fees, implementation services fees, and maintenance fees.

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

In addition, Global Med is required to follow applicable Quality System Regulations (“QSR”) of the FDA, which include testing, control and documentation requirements, as well as similar requirements in other countries, including International Standards Organization (“ISO”) 9001 standards. In 1996, Congress passed legislation that impacted the healthcare information management. The Healthcare Information Portability and Accountability Act (“HIPAA”) requires the Department of Health and Human Services (“HHS”) to enact standards for information sharing, security and patient confidentiality. Although HHS has not issued clarification on many of the topics under HIPAA, Global Med believes these regulations will have an important impact on requiring advanced management information systems that will enable various healthcare organizations to comply with emerging requirements.

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

RELATED PARTIES

Pursuant to a Stock Purchase Agreement, dated December 16, 2005 between the Company and Global Med International Limited (“GMIL”), the Company’s outstanding debt with GMIL in the amount of $528,700, the outstanding Series AA Preferred Stock in the amount of $3.5 million, outstanding common shares numbering 4.360 million and the outstanding warrants to purchase 11.186 million shares of common stock were paid off, redeemed, or repurchased, respectively, for $8 million using the proceeds of the sales of shares Series A Preferred Stock. In addition on December 16, 2005, the Company paid off all of the accrued interest and dividends it owed GMIL in the amount of $86 thousand and $226 thousand, respectively. In addition, certain new investors purchased 6.350 million common shares from GMIL directly. In addition, all of the six members of the Company’s Board of Directors nominated by GMIL resigned. As a result of the above transaction, GMIL is no longer considered a related party of the Company. Prior to this above described transaction, Global Med was financed primarily through lending arrangements with GMIL. These lending arrangements were originated by eBanker USA.com, Inc. (“eBanker”), transferred, along with eBanker’s ownership in Global Med, to Global Med China & Asia Limited (“GMCAL”) in October 2002, and then the lending arrangements were subsequently transferred to GMIL in September 2003. Until November 28, 2001, eBanker was a consolidated subsidiary of eVision International, Inc. (“eVision”). eVision is majority owned by China Credit Holdings Limited (“China Credit” formerly known as Heng Fung Holdings Limited) and its subsidiaries, Online Credit Limited (“Online Credit”) and Heng Fung Singapore Pte. Limited (“Heng Fung Singapore”). Until November 2001, eVision was also a shareholder of Global Med. eBanker through its subsidiary, GMCAL, was a shareholder of Global Med. Additionally, eVision and GMCAL each held warrants to acquire 1 million and 11.186 million shares, respectively, of Global Med’s common stock with exercise prices that range from $0.25-$0.50 per share. In November 2000, eBanker and Global Med entered into a series of equity transactions that resulted in Global Med becoming a consolidated subsidiary of eBanker and eVision effective November 2000.

As a result of these transactions and the relationships that existed until December 16, 2005, the financial condition and results of operations for Global Med during that period of time may not have necessarily been indicative of those that would have resulted if Global Med had been unaffiliated with these entities.

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

Employees

As of February 9, 2007, Global Med had 83 full-time employees, consisting of 2 employees in the corporate offices in Lakewood, Colorado and 50 employees at Wyndgate’s offices near Sacramento, California and the remainder are spread throughout the United States. Global Med has employment agreements with certain personnel. Global Med’s employees are not represented by a labor union or subject to collective bargaining agreements. Global Med has never experienced a work stoppage and believes that its employee relations are satisfactory.

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

ITEM 2.      DESCRIPTION OF PROPERTIES

As of February 2007, the Company occupied two primary locations. The Company occupies approximately 1,252 square feet of office space in Lakewood, Colorado and the lease expires on February 14, 2010. The Company leases approximately 15 thousand square feet of office space in El Dorado Hills, California, expiring on August 31, 2013.

ITEM 3.      LEGAL PROCEEDINGS

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represents potential fees and attorneys’ costs the Company could be required to pay in the event the Company does not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2006. Based on external evidence and the advice of legal counsel, the Company has determined that it is more likely than not that the Company will be required to pay the $1.004 million that is currently classified as a “Deposit in escrow.” As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million in the form of “Litigation accrual” as of December 31, 2005. The Company appealed the judge’s decision and in December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. Unless Mr. Jackson persuades the appellate panel to rehear the case or persuades the California Supreme Court to review it, the case will be remanded for trial as directed in the opinion. Global Med believes that the California Appellate Court’s opinion may result in the return of the $1.004 million deposit the Company made in September 2005 with the Superior Court in the State of California. In the event the Company prevails, the Company could recognize a reduction in expenses ranging between $0 and $1.004 million.

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

The following table sets forth the quarterly high and low bid prices for the Company’s common stock for the two years ended December 31, 2006 and 2005.

COMMON STOCK

	FISCAL YEAR 2006
	HIGH	LOW
First Quarter (January 2006 to March 2006)	$1.03	$0.76
Second Quarter (April 2006 to June 2006)	$0.99	$0.52
Third Quarter (July 2006 to September 2006)	$0.70	$0.43
Fourth Quarter (October 2006 to December 2006)	$0.80	$0.51
	FISCAL YEAR 2005
	HIGH	LOW
First Quarter (January 2005 to March 2005)	$2.57	$1.13
Second Quarter (April 2005 to June 2005)	$2.00	$1.15
Third Quarter (July 2005 to September 2005)	$1.80	$0.86
Fourth Quarter (October 2005 to December 2005)	$1.35	$0.83

Holders

As of December 31, 2006, the Company had approximately 139 holders of record of the Company’s common stock.

Dividends

Common Stock

The payment of dividends by the Company is within the discretion of its Board of Directors and depends in part upon the Company’s earnings, capital requirements and financial condition. Since its inception, the Company has not paid any dividends on its common stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance its operations or make acquisitions. In accordance with the terms of the Company’s Series A Convertible Preferred Stock, the Company cannot issue dividends on the common stock while the Series A is outstanding unless an equal dividend is declared on the Series A. The dividend on the Series A would be calculated by determining the number of common shares the Series A is convertible into and then applying the same dividend to the Series A that was provided to the common shareholders.

Preferred Stock

The Company has 9,975 shares of Series A Preferred Stock that are outstanding as of February 20, 2007. There are currently no dividends on the preferred stock.

Recent Sales of Unregistered Securities

During the year ended December 31, 2006, Global Med did not issue any unregistered shares of common stock.

During the year ended December 31, 2005, Global Med issued unregistered common stock or common stock equivalents. On December 16, 2005, the Company authorized the issuance of 9,975 shares of Series A Preferred Stock that are convertible into 13,854,167 shares of common stock. In addition, the recipients of the Series A Preferred Stock received the rights to warrants to purchase 10,390,62 shares of common stock.

All investors participating in private placements for cash were “accredited investors” within the meaning of Regulation D. In addition, the Company noted that there are several categories of recipients of these shares. These include investors for cash, officers, directors, consultants, litigants and former shareholders of private companies acquired by Global Med. Global Med believes that these transactions complied in all respects with Section 4(2). Global Med believes that this conclusion is true even if the transactions occurring within each category are integrated with other transactions occurring within six months or one year of a given transaction.

     The following table details equity securities authorized for issuance as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan Category
Equity plans approved by the
shareholders
2001 Stock Option Plan	6,111,166	$ 0.93	3,850,834
Compensation Plan	--	--	830,000
Equity plans not approved by the
shareholders
Stock Options	5,473,942	$ 0.84	543,992
Warrants	12,393,926	$ 0.69	--

Total	23,979,034	$ 0.78	5,224,826

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

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended (“1934 Act”), and the Company intends that such forward-looking statements be subject to the safe harbors for such statements under such sections. The Company’s forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the Company’s planned marketing efforts and future economic performance of the Company. The forward-looking statements and associated risks set forth in this Annual Report on Form 10-KSB include or relate to among other things: (i) the ability of the Company to obtain a meaningful degree of consumer acceptance for its current software products and proposed software products, (ii) the ability of the Company to market its current software products and proposed software products on a national and international basis at competitive prices, (iii) the ability of the Company’s current software products and proposed software products to meet government regulations and standards, (iv) the ability of the Company to develop and maintain an effective national and international sales network, (v) success of the Company in forecasting demand for its current software products and proposed software products, (vi) the ability of the Company to maintain pricing and thereby maintain adequate profit margins, (vii) the ability of the Company to achieve adequate intellectual property protection for the Company’s current software products and proposed software products, and (viii) the ability of the Company and its customers to successfully and timely implement the Company’s software products.

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

GENERAL

The Company designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other health care related facilities. Revenues for Wyndgate are derived from the licensing of software, the provision of consulting and other value-added support services and the re-sale of software obtained from vendors. Revenues for PeopleMed are derived, generally, from providing ASP services. Revenues for PeopleMed were not significant.

Business Strategy

The Company’s business strategy for marketing and selling its products and services is two tiered:

1.	The first tier is comprised of direct selling to customers through the Company’s internal sales force; and

2.	The second tier is focused on marketing and selling directly through agreements with companies (“Channel Partner Agreements”) that are established in blood donor hospital markets.

The Company’s ability to increase future revenues is highly dependent upon the Company’s ability to make further inroads in selling its products directly to potential customers or expanding its customer base through acquisitions. The Company is currently reviewing opportunistic business acquisitions. These Channel Partner Agreements are more fully described in “BUSINESS”, “ROYALTY AND COMMISSION AGREEMENTS.” In addition, the Company’s success is dependent upon the ability of its marketing partners to sell their complementary products in conjunction with the Company’s.

Overview

Global Med provides information management software products and services to the health care industry. Wyndgate operates as a division of Global Med and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. The Company’s PeopleMed subsidiary offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s system uses the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims and medical records. PeopleMed earns revenues primarily by providing ongoing ASP services. PeopleMed’s revenues were not significant during the years ended December 31, 2006 and 2005.

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

The Company continues to commit significant financial resources to its research and development efforts. The Company’s development efforts are focused on developing new software products as well as improving its existing products. The Company is nearing the completion of the development cycle of these products, and the Company intends to bring these products to market. Because some of the products the Company is developing are considered medical devices by the FDA, the Company will be required to obtain FDA 510(k) clearance for these medical devices prior to their sale or introduction into the market. At the present time, the Company is expensing all of the costs of research and development related to these new products.

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

The Company’s two primary locations are in Lakewood, Colorado, the corporate headquarters, and El Dorado Hills, California. The Company’s primary operations which include research and development, implementation staff, support services, and certain administrative staff, are located in the El Dorado Hills facility. A significant number of the Company’s employees are not located in Lakewood or El Dorado Hills. These employees provide support for the Company’s sales and marketing, research and development, and implementation efforts.

Overall, Global Med’s revenues for the year ended December 31, 2006 increased $1.158 million to $12.362 million from $11.204 million from the prior year. Cost of revenues increased $659 thousand or 19.5% for the year ended December 31, 2006 to $4.042 million from $3.383 million for the prior year. For the year ended December 31, 2006 and 2005, Global Med’s operating expenses were $7.512 million and $8.691 million, respectively. Global Med had net income of $1.381 million and a net loss of $10.819 million during the years ended December 31, 2006 and 2005, respectively. For 2006, the transition from a significant net loss to net income was due primarily to the increase in revenues, the absence of the summary judgment costs that occurred in the prior year, and the lack of significant charges related to the company’s preferred stock.

For the year ended December 31, 2006, Global Med’s operations provided $1.224 million in cash. For the comparable period in 2005, Global Med’s operations used $984 thousand in cash. For 2005, the use of cash was primarily the result of a $1.004 million payment the Company made to the courts to be held in escrow. See “Legal Proceedings” for further discussion. For 2007, Global Med believes that its cash flows from the sale of SafeTrace, SafeTrace Tx, and new products to customers and the current backlog of existing business will continue to be strong on an annual basis through the remainder of fiscal year 2007. The Company believes its revenues and operating income will continue to grow in 2007 and possibly beyond. For the fourth quarter ended December 31. 2006, the Company’s revenues increased $563 thousand or 18.1% to $3.678 million from $3.115 million during the comparable quarter in 2005.

Management of the Company is focused on increasing its revenues and cash flows through direct sales efforts, increasing its marketing footprint through adding additional channel partners and strategic alliances, and developing new products and enhanced functionality to its existing product mix to make them more attractive to potential customers.

The Company billed out approximately $14.5 million to our customers during 2006. The Company’s cash inflows from operations for this same period were approximately $12.2 million. In addition, the Company’s revenues continue to increase.

Balance Sheet Changes

As of December 31, 2006 and 2005, certain balance sheet account changes were significant. Cash increased by $1.186 million primarily as a result of the cash flows from operations; net accounts receivable increased $2.152 million primarily as a result of increased billings for maintenance, accrued revenues decreased by $624 thousand primarily as a result of a significant contract that was billed out at the beginning of the year; deferred revenue increased $1.164 million primarily as a result of maintenance-related billings, and the Company’s shareholders deficit of $25.833 million became shareholder’s equity of $379 thousand primarily as a result of the reclassification of preferred stock from mezzanine equity to equity and the removal of certain derivative features of the preferred stock when it was renegotiated in March of 2006. Deferred revenue represents contractual billings to customers. It is principally comprised of support and maintenance and implementations revenues for which the customer has been billed but the services or products have not yet been performed or delivered, respectively. Some of the amounts in deferred revenues are also be in accounts receivable. As of December 31, 2006 and 2005, approximately $1.225 million and $429 thousand, respectively, of deferred revenue that was also in accounts receivable.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

RESULTS OF OPERATIONS

Revenues. Revenues are comprised of software sales, maintenance and usage fees revenues, implementation and consulting revenues.

Revenues from license fees, maintenance and usage fees increased $536 thousand, or 6.6% to $8.704 million for the year ended December 31, 2006 compared to $8.168 million for the year ended December 31, 2005. The increase in these revenues was due to a $1.229 million increase in maintenance fees offset by a $693 thousand decrease in license fees.

Revenues from implementation and consulting services increased $622 thousand or 20.5% to $3.658 million for the year ended December 31, 2006 compared to $3.036 million for the year ended December 31, 2005. The increase was primarily attributable to consulting services provided to customers that are utilizing the Company’s products in a production environment.

Cost of Revenues. Cost of revenues related to software license fees, maintenance and usage fees increased $39 thousand, or 2.2%, to $1.788 million for the year ended December 31, 2006, from $1.749 million for the year ended December 31, 2005. The increase was mainly due to increased costs related to the purchase of third party software that was resold.

Cost of revenues associated with implementations and other consulting revenues increased $620 thousand, or 37.9%, to $2.254 million during the year ended December 31, 2006 when compared to $1.634 million for the year ended December 31, 2005. The increase was primarily associated with the increased payroll costs necessary for the Company to deliver increased services revenues.

The overall gross profit as a percentage of revenues was 67.3% and 69.8% for the years ended December 31, 2006 and 2005, respectively. The reduction in margins is a direct result of decreased software license fees that typically have higher margins than the Company’s other revenue categories.

General and Administrative. General and administrative expenses decreased $235 thousand, or 8.7%, to $2.474 million for the year ended December 31, 2006 as compared to $2.709 million for the year ended December 31, 2005. The primary reason for the decrease in general and administrative expenses was a $208 thousand decrease in option- related expenses for 2006 when compared with 2005. In 2005, the Company accelerated the vesting of certain outstanding options which resulted in additional compensation expense during that year.

Summary Judgment. During 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado as payment for a summary judgment in its lawsuit against a former employee. These funds were for legal expenses and costs, and were not punitive in nature. The deposit was expensed in the fourth quarter of 2005 and had a material impact on the financial statements of the Company. There were no expenses related to this cost category during 2006. See the section “Legal Proceedings” for further discussion.

Sales and Marketing. Sales and marketing expenses decreased $462 thousand or 18% to $2.108 million for the year ended December 31, 2006 from $2.570 million for the year ended December 31, 2005. The decrease in sales and marketing expenses was primarily attributable to an $87 thousand decrease in labor-related expenses, a $44 thousand decrease in commission expenses, a $70 thousand decrease in contractors expenses, a $29 thousand decrease in travel expenses, and a $162 thousand decrease in expenses related primarily to the acceleration of stock option vesting during 2005.

Research and Development. Research and development (‘R&D”) expenses increased by $504 thousand, or 22.5%, to $2.745 million for the year ended December 31, 2006 from $2.241 million for the year ended December 31, 2005. The increase in R&D expenses was primarily attributable to a $413 thousand increase in labor-related expenses, a $100 thousand increase in contract services, and a $25 thousand increase in travel related-expenses. The increase was partially offset by a $72 thousand decrease related primarily to the acceleration of stock option vesting during 2005. In 2004, the Company’s R&D expenses were $838 thousand. In 2006, the Company’s R&D expenses were $2.745 million. The significant increase in these expenses is primarily attributable to the development of new technology and products. The Company is nearing the completion of the development cycle of these products, and the Company intends to bring these products to market. Because some of the products the Company is developing are considered medical devices by the FDA, the Company will be required to obtain FDA 510(k) clearance for these medical devices prior to their sale or introduction into the market. At the present time, the Company is expensing all of the costs of research and development related to these new products.

Depreciation and Software Amortization. Depreciation and software amortization costs increased by $18 thousand to $185 thousand from $167 thousand for the periods ended December 31, 2006 and 2005, respectively.

Notes Receivable Allowance. The Company established an allowance for all of the Company’s outstanding notes receivable in the amount of $400 thousand and all of the related accrued interest in the amount of $129 during the year ended December 31, 2005. All of the outstanding notes receivable and related accrued interest were reserved for as of December 31, 2006 and 2005, respectively. See further discussion in Note 1 of the audited financial statements.

Other Financing Costs. The Company recognized $11.032 million in expenses during the year ended December 31, 2006 related to financing costs associated with the issuance of the Series A Convertible Preferred Stock on December 16, 2005. No such charges were incurred during 2006. See further discussion in Note 8 of the audited financial statements.

Change in Estimated Fair Value of Derivative. The Company recognized a gain of $724 thousand related to the change in value of certain derivatives associated with the Company’s Series A Convertible preferred stock for the year ended December 31, 2006. The Company recognized a gain $1.692 million for the comparable period in 2005. These gains were a function of certain features of the Series A Convertible Preferred. The features of the Series A that necessitated this accounting were renegotiated and removed on March 29, 2006.

Interest Income. Interest income increased $6 thousand to $15 thousand in 2006 from $9 thousand in 2005.

Interest Expense. Interest expense decreased $76 thousand to $13 thousand for the year ended December 31, 2006 from $89 thousand for the year ended December 31, 2005. The decrease in interest expense was primarily due to the decrease in debt associated with the repayment of $529 thousand to a related party on December 16, 2005.

Provision of Income Taxes. Income taxes increased by $153 thousand as a result of the Company achieving profitability during 2006. The Company was able to apply approximately $1.928 million in net operating loss carryforwards generated in prior years against the current year’s pre-tax income in order to reduce its statutory rates.

Net Income (Loss). The Company’s net income for the year ended December 31, 2006 was $1.381 million and the net loss for the year ended December 31, 2005 was $10.819 million. The improved results for 2006 were primarily the result of the increase in revenues, the decrease in certain one-time costs and certain costs associated with the Series A Convertible Preferred. The loss in 2005 was primarily due to the $9.340 million charge related to embedded derivative associated with the Series A Convertible Preferred, the $1.004 million charge related to the accrual for the summary judgment deposit, and the $529 thousand reserve the Company set up during 2005 related to certain notes receivable.

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

For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and for software license updates and product support services, and is additionally measured by the renewal rate offered to the customer. The Company may modify our pricing practices in the future, which could result in changes in our vendor specific objective evidence of fair value for these undelivered elements. As a result, our future revenue recognition for multi-element arrangements could differ significantly from our historical results.

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

Deposit In Escrow Collectibility

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represents potential fees and attorneys’ costs the Company could be required to pay in the event the Company does not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2006. Based on external evidence and the advice of legal counsel, the Company has determined that it is more likely than not that the Company will be required to pay the $1.004 million that is currently classified as a “Deposit in escrow.” As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million in the form of “Litigation accrual” as of December 31, 2005. The Company appealed the judge’s decision and in December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. Unless Mr. Jackson persuades the appellate panel to rehear the case or persuades the California Supreme Court to review it, the case will be remanded for trial as directed in the opinion. Global Med believes that the California Appellate Court’s opinion may result in the return of the $1.004 million deposit the Company made in September 2005 with the Superior Court in the State of California. In the event the Company prevails, the Company could recognize a reduction in expenses ranging between $0 and $1.004 million.

Deferred Revenue

Deferred revenue represents contractual billings to customers. It is principally comprised of support and maintenance and implementations revenues for which the customer has been billed but the services or products have not yet been performed or delivered, respectively. Some of the amounts in deferred revenues are also be in accounts receivable. As of December 31, 2006 and 2005, approximately $1.225 million and $429 thousand, respectively, of the deferred revenue balance was also in accounts receivable.

Derivative Financial Instruments

The Series A Convertible Preferred Stock and related warrants included certain terms conditions and features through March 29, 2006, which required separate accounting for as embedded derivative liabilities at estimated fair value. The determination of fair value included significant estimates by management including the term of the instruments, volatility of the price of the Company’s common stock, interest rates and the probability of conversion, redemption or a future dilutive financing transaction, among other items. The fluctuations in estimated fair value were significant and had a significant impact on the Company’s reported financial condition and results of operations through March 29, 2006. On March 29, 2006, certain terms related to the Series A Convertible Preferred Stock were renegotiated. As a result of these renegotiated terms, the derivative features were eliminated. See further discussion in Note 6 of the Financial Statement.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $2.554 million and $1.368 million as of December 31, 2006 and 2005, respectively.

The Company had net working capital of $172 thousand as of December 31, 2006, and a working capital deficit of $849 thousand as of December 31, 2005.

The Company believes its revenues and operating income will continue to grow in 2007 and possibly for the foreseeable future. The Company also believes that its cash flows from operations will be positive in 2007 and the foreseeable future.

Net cash provided by operating activities was $1.224 million in 2006. The cash provided by operations of $1.224 million during 2006 consisted primarily of the net income of $1.381 million, non-cash charges of $474 thousand, and changes in operating assets and liabilities of $93 thousand, offset by a $724 thousand non-cash gain. Net cash used by operating activities was $984 thousand during 2005. During the year ended 2005, the Company made cash interest payments of $145 thousand to its now former parent Company.

Net cash used by investing activities was $142 thousand and $178 thousand, during 2006, and 2005, respectively. The Company’s financing activities provided $67 thousand and $897 thousand in 2006 and 2005, respectively. As of December 31, 2006, the Company had the following contractual obligations or unrecorded obligations:

Contractual Obligations
Expected Maturity Dates ($000s)

	2007	2008	2009	2010	2011	Thereafter
Operating leases	$185	$188	$195	$202	$209	$364
Capital leases	$ 20	$ 22	$ 15	—	—	—
Debt	$ 12	$ 14	$ 11	—	—	—

IMPACT OF INFLATION

Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our products, the Company does not anticipate that inflation will materially impact our costs of operation or the profitability of our products when marketed.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract if a) a transfer of the servicer’s assets meets the requirements for sale accounting b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and c) an acquisition or assumption of an obligation to service a financial asset does not relate to financial assets of the servicer or its consolidated affiliates. Further, SFAS No. 156 requires all separately recognized servicing asset and liabilities to be initially measured at fair value, if practicable. SFAS No. 156 must be adopted as of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material impact on the Company’s consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for the Company. The Company has not yet determined the impact adoption will have on the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 did not have an impact on the Company’s financial statements.

On December 21, 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements” (the “FSP”). Under this pronouncement, contingently payable registration payment arrangements are accounted for separately from and do not affect the classification of the underlying shares, warrants, or other financial instruments subject to the registration payment provisions. This was accomplished by amending SFAS No. 133 and No. 150 to include scope exceptions for registration payment arrangements. A liability for a registration payment arrangement should be recognized when payment is probable and the amount is reasonably estimable (whether at inception or during the life of the arrangement) in accordance with SFAS No.5, “Accounting for Contingencies.”

The FSP is effective for registration payment arrangements and the financial instruments subject to such arrangements that are entered into or modified after December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into before December 22, 2006, companies are required to account for transitioning to the FSP through a cumulative-effect adjustment to the opening balance of accumulated deficit or retained earnings in fiscal years beginning after December 15, 2006. However, early adoption of this pronouncement for interim or annual periods for which financial statements or interim reports have not been issued is permitted. Accordingly, the Company adopted the FSP effective with the quarter ended December 31, 2006. The adoption of the FSP did not have an impact on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the financial impact of adopting FIN 48.

Item 7.      Financial Statements.

Reference is made to the financial statements, the reports thereon and the notes thereto included as a part of this Annual Report on Form 10-KSB, which financial statements, reports and notes are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Global Med Technologies, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Global Med Technologies, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Med Technologies, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

February 22, 2007
Denver Colorado

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$ 2,554	$ 1,368
Accounts receivable-trade, net of allowance for uncollectible accounts
of $196 and $137, in 2006 and 2005, respectively	3,181	1,029
Accrued revenues, net of allowance for uncollectible accounts of
$6, in 2006 and 2005	130	754
Prepaid expenses and other assets	254	234
Deposit in escrow	1,004	1,004

Total current assets	7,123	4,389

EQUIPMENT, FURNITURE AND FIXTURES, AT COST:
Furniture and fixtures	393	393
Machinery and equipment	448	448
Computer hardware and software	2,132	1,990

	2,973	2,831
Less accumulated depreciation and amortization	(2,704)	(2,521)

Net equipment, furniture and fixtures	269	310

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
net of accumulated amortization of $3,262 and $3,260,
respectively	—	2

Total assets	$ 7,392	$ 4,701

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$ 261	135
Accrued expenses	878	733
Accrued income taxes	153	—
Accrued payroll	268	236
Accrued compensated absences	466	386
Noncompete accrual	35	35
Deferred revenue	3,854	2,690
Litigation accrual	1,004	1,004
Capital lease obligation, current portion	20	19
Notes Payable, current portion	12	—

Total current liabilities	6,951	5,238

DERIVATIVE FINANCIAL INSTRUMENTS SERIES A AND
WARRANTS, at estimated fair value	—	15,267
CAPITAL LEASE OBLIGATION, less current portion	37	54
NOTES PAYABLE, less current portion	25	—

Total liabilities	7,013	20,559

COMMITMENTS AND CONTINGENCIES (Notes 2, 5 and 10)
CONVERTIBLE PREFERRED STOCK SERIES A, $.01 par
value: Authorized shares – 100, 10 outstanding (liquidation
preference of $9,975)	—	9,975

STOCKHOLDERS’ EQUITY (DEFICIT)
CONVERTIBLE PREFERRED STOCK SERIES A, $.01 par
value: Authorized shares – 100, 10 outstanding (liquidation
preference of $9,975)	9,975	—
Convertible Preferred Stock Series BB, $.01 par value:	—	—
Authorized shares – 675; none outstanding
Preferred stock, $.01 par value: Authorized shares - 5,725;	—	—
none issued or outstanding
Common stock, $.01 par value: Authorized shares – 90,000
issued and outstanding shares– 23,212 and 22,955 at	232	229
December 31, 2006 and 2005, respectively
Additional paid-in capital	51,510	36,657
Accumulated deficit	(61,338)	(62,719)

Total stockholders’ equity (deficit)	379	(25,833)

Total liabilities and stockholders’ equity (deficit)	$7,392	4,701

See accompanying notes to the consolidated financial statements

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Year Ended December 31,
	2006	2005
REVENUES
License fees, maintenance and usage fees	$ 8,704	$ 8,168
Implementation and consulting services	3,658	3,036

	12,362	11,204

COST OF REVENUES (exclusive of costs
shown below)
License fees, maintenance and usage fees	1,788	1,749
Implementation and consulting services	2,254	1,634

Gross profit	4,042	3,383

	8,320	7,821
OPERATING EXPENSES:
General and administrative	2,474	2,709
Summary judgment	—	1,004
Sales and marketing	2,108	2,570
Research and development	2,745	2,241
Depreciation and software amortization	185	167

Total operating expenses	7,512	8,691

Income (loss) from operations	808	(870)
OTHER INCOME (EXPENSES):
Notes receivable allowance	—	(529)
Other financing costs	—	(11,032)
Change in estimated fair value of derivative
instruments	724	1,692
Interest income	15	9
Interest expense	(13)	(13)
Interest expense to related party	—	(76)

Income (loss) before income taxes	1,534	(10,819)
Provision for income taxes	(153)	—

Net income (loss)	1,381	(10,819)
Preferred dividend, related party	—	(698)
Deemed dividend, issuance of Series A
Convertible Preferred Stock	—	(10,235)

Net income (loss) attributable to common
Stockholders	$ 1,381	$ (21,752)

Income (loss) per common share
Basic	$ 0.06	$ (0.79)

Diluted	$ 0.04	$ (0.79)

Weighted average number of common shares
Outstanding:
Basic	23,167	27,528

Diluted	39,128	27,528

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balances, December 31, 2004	27,465	$ 275	$ 35,975	$(40,967)	$(4,717)

Issuance of options for services or
accelerated option vesting	--	--	780	--	780

Issuance of common stock for
services, related party	7	--	--	--	--

Exercise of options	232	2	169	--	171

Dividends on Series AA Preferred
Stock, related party (see Note 2)	--	--	--	(698)	(698)

Issuance of common stock for cash,
net of issuance costs of $91	111	1	58	--	59

Deemed dividend, Series A
Convertible Preferred Stock (see Note 6)	--	--	--	(10,235)	(10,235)

Issuance of detachable warrants
associated with Series A
Convertible Preferred Stock	--	--	3,605	--	3,605

Repurchase of common shares and
warrants from GMIL (see Note 6)	(4,860)	(49)	(3,930)	--	(3,979)

Net loss	--	--	--	(10,819)	(10,819)

Balance December 31, 2005	22,955	$ 229	$ 36,657	$(62,719)	$(25,833)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Preferred Stock	Common Stock			Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balances, December 31, 2005	--	$ --	22,955	$ 229	$ 36,657	$(62,719)	$(25,833)

Series A Convertible
Preferred Stock, reclassified
from mezzanine equity
(see Note 6)	10	9,975	--	--	--	--	9,975

Embedded derivative
valuation reversal (see Note 6)	--	--	--	--	14,543	--	14,543

Exercise of options	--	--	257	3	179	--	182

Expense associated with issuance
of options for services to
employees and consultants	--	--	--	--	211	--	211

Issuance costs associated with
Series A Preferred and
registration statement	--	--	--	--	(80)	--	(80)

Net income	--	--	--	--	--	1,381	1,381

Balances, December 31, 2006	10	$ 9,975	23,212	$ 232	$ 51,510	$(61,338)	$ 379

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)	$ 1,381	$(10,819)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	183	155
Amortization of software development costs	2	13
Issuance of common stock, options and warrants
for services and other	230	780
Fair value of derivatives financial instruments	(724)	(1,692)

Other financing costs	--	11,032
Bad debt expense	59	30
Notes receivable allowance for uncollectible amounts	--	529
Changes in operating assets and liabilities:
Accounts receivable-trade	(2,211)	(328)
Accrued tax expense	153	--
Accrued revenues	624	(566)
Prepaid expenses and other assets	(20)	(53)
Accounts payable	126	13
Accrued expenses	145	(129)
Accrued payroll	32	73
Accrued compensated absences	80	73
Deferred revenue	1,164	(95)

Net cash provided by (used in) operating activities	1,224	(984)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment and fixtures	(142)	(178)

Net cash used in investing activities	(142)	(178)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended December 31,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:

Debt repayment, related party	$ --	$ (529)
Exercise of options and warrants for cash	163	171
Dividend payments Series AA Preferred Stock, related party	--	(941)
Principal payments under capital lease obligations	(16)	(15)
Borrowings on long-term debt	40	--
Issuance of common stock for cash, net of offering costs	--	93
Principal payments on long-term debt	(3)	--
Redemption of Series AA Preferred Stock	--	(3,493)
Repurchase of common stock and warrants	--	(3,979)
Issuance of Series A Preferred Stock, net	--	9,590
Costs associated with preferred stock	(80)	--

Net cash provided by financing activities	104	897

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,186	(265)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,368	1,633

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 2,554	$ 1,368

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:

Cash paid for interest in 2006 and 2005 was $13 thousand and $158 thousand, respectively. Of the $158 thousand paid for interest in 2005, $145 thousand was paid to a related party

The Company recognized expenses on options of approximately $230 thousand and $780 thousand, for the years ended December 31, 2006 and 2005, respectively. Of the option expense recognized in 2005, approximately $521 thousand related to accelerated vesting of certain options that were issued prior to January 1, 2005 and $8 thousand related to normal expenses associated with the vesting of options. In addition, approximately $251 thousand related to options issued to consultants during 2005.

On March 29, 2006, as the result of the reclassification of the preferred stock from mezzanine equity to equity, the Company reclassified the embedded derivative originally associated with the issuance of the Series A Convertible Preferred Stock from a liability to additional paid in capital. See Note 6 for further discussion.

The Company issued $19 thousand in common stock to former directors as a result of a cashless stock option exercise during 2006.

The Company issued common shares to a related party for services valued at $7 thousand, for the year ended December 31, 2005.

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

On May 23, 1995, The Wyndgate Group, Limited (“Wyndgate”) merged with National MRO, Inc. (“National MRO”) and National MRO subsequently changed its name to Global Med Technologies, Inc. (“Global Med” or the “Company”). Global Med provides information management software products and services to the health care industry. Wyndgate operates as a division of Global Med and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities.

The Company has two main products in its Wyndgate division: SafeTrace and SafeTrace Tx. SafeTrace is used by blood centers and hospitals to track blood donations. SafeTrace Tx is used primarily by hospitals and centralized transfusion services to help insure the quality of blood transfused into patient-recipients. Both products are designed to help the users comply with quality and safety standards of the FDA for the collection and management of blood and blood products. The Company’s Wyndgate division earns revenues primarily through the sale of software licenses, implementation of the software systems sold, and by providing maintenance for the SafeTrace and SafeTrace Tx software systems. The Company’s revenues from Wyndgate comprised approximately 97% and 98% of the Company’s total revenues for the year ended December 31, 2006 and 2005, respectively.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc. (“PeopleMed”), a Colorado corporation, which is approximately 83% owned by the Company to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. Approximately 11% of PeopleMed is owned by the Chairman and CEO of Global Med. The remaining 6% of PeopleMed common shares are owned by unaffiliated shareholders. PeopleMed’s revenues for the past two years have not been material, ranging from 2%-3% of the Company’s total revenues.

RELATED PARTIES AND RELATED PARTY ACTIVITY

Pursuant to a Stock Purchase Agreement, dated as of December 16, 2005 between the Company and Global Med International Limited (“GMIL”), the Company’s outstanding debt with GMIL in the amount of $528,700, the outstanding Series AA Preferred Stock in the amount of $3.5 million, outstanding common shares numbering 4.360 million and the outstanding warrants to purchase 11.186 million shares of common stock were paid off, redeemed, or repurchased, respectively, for $8 million. In addition, the investors purchased 6.350 million common shares from GMIL directly. In addition, all of the six members of the Company’s Board of Directors nominated by GMIL resigned. As a result of the above, effective December 16, 2005, GMIL is no longer a considered related party of the Company.

As a result of these transactions and the relationships that existed until December 16, 2005, the financial condition and results of operations of Global Med may not necessarily have been indicative of those that would have resulted if Global Med were unaffiliated with the related party entities mentioned above.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Global Med and its majority-owned subsidiary. Intercompany accounts and transactions are eliminated in consolidation. There is no minority interest reflected in the consolidated balance sheets at December 31, 2006 and 2005 because PeopleMed had a stockholders’ deficit.

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

CREDIT RISK AND MARKET RISK

Accounts receivable at December 31, 2006 and 2005 are derived primarily from SafeTrace and from SafeTrace Tx sales and related services to blood centers and blood center service providers located in the United States and internationally. The International amounts are not material. Historically, the Company has not required collateral or other security to support customer receivables. In order to reduce credit risk, the Company typically requires substantial down payments and progress payments during the course of an installation of its software products. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk specific to customers.

The Company has customers located in numerous locations across the United States and Puerto Rico and sales are not concentrated in any geographic or economic region. The Company also has international customers in Africa and Canada. PeopleMed’s customer is located in the State of Colorado.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLES AND ACCRUED REVENUES

The Company regularly evaluates the collectibility of its trade accounts receivable and unbilled receivables balances based on a combination of factors. The Company establishes a general reserve for accounts receivable. In addition, when a customer’s account becomes past due, the Company initiates dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it expects to recover given all information presently available. The Company also records reserves for bad debt for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. If circumstances related to specific customers change, the estimates of the recoverability of receivables could materially change. The Company’s allowance for uncollectible accounts receivable and unbilled receivables totaled $202 thousand and $143 thousand at December 31, 2006 and 2005, respectively, and is included on the consolidated balance sheet as a reduction of accounts receivable and accrued revenues.

ALLOWANCE FOR NOTES RECEIVABLE AND ACCRUED INTEREST

The Company evaluates the collectibility of its notes receivable and the related accrued interest. During the three months ended December 31, 2005, the Company determined that its notes receivable and the related accrued interest of $565 thousand were impaired. As a result, the Company set up a reserve for the entire amount of the notes receivable and accrued interest during this period. The Company renegotiated the original notes receivable term and extended it for an additional five years so that the principal and the related interest now mature in 2010. In the event the parties to the notes receivable eventually are able to repay some or all of the outstanding balance of the notes receivable and accrued interest, the Company could potentially recognize a gain ranging between $0 and $605 thousand, as of December 31, 2006.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY JUDGMENT DEPOSIT

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represented potential fees and attorneys’ costs the Company could be required to pay in the event the Company does not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2006. Based on external evidence and the advice of legal counsel, the Company has determined that it is more likely than not that the Company will be required to pay the $1.004 million that is currently classified as a “Deposit in escrow.” As a result, the Company expensed the amount of the Deposit in escrow and set up a liability for $1.004 million in the form of “Litigation accrual” as of December 31, 2005. In December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. Unless Mr. Jackson persuades the appellate panel to rehear the case or persuades the California Supreme Court to review it, the case will be remanded for trial as directed in the opinion. Global Med believes that the California Appellate Court’s opinion may result in the return of the $1.004 million deposit the Company made in September 2005 with the Superior Court in the State of California. In the event the Company prevails, the Company could recognize a reduction in expenses ranging between $0 and $1.004 million.

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

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Commencing upon the initial product release or when software development revenue has begun to be recognized, these costs are amortized, based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, generally three to four years. For the years ended December 31, 2006 and 2005, the Company recorded approximately $2 thousand and $13 thousand of amortization of software development costs, respectively.

During the years ended December 31, 2006 and 2005, the Company did not capitalize any costs related to SafeTrace Tx. The Company discontinued capitalizing costs related to this product because the remaining period for amortizing software development costs was less than one year. The Company does not expect to begin capitalizing software development costs for its products in the near future.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NONCOMPETE AGREEMENTS

In 1996, the Company entered into non-compete agreements with certain key employees. The provisions of these non-compete agreements with these employees have expired. At December 31, 2006 and 2005, $35 thousand remains payable whenever sufficient cash flow, as defined, is available as determined by the Company’s Board of Directors.

DEFERRED REVENUE

Deferred revenue represents contractual billings to customers. It is principally comprised of support and maintenance and implementations revenues for which the customer has been billed but the services or products have not yet been performed or delivered, respectively. Some of the amounts in deferred revenues are also be in accounts receivable. As of December 31, 2006 and 2005, approximately $1.225 million and $429 thousand, respectively, of deferred revenue that was also in accounts receivable.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective taxbases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

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

DERIVATIVE FINANCIAL INTSTRUMENTS

The Series A Convertible Preferred Stock and related warrants included certain terms, conditions and features through March 29, 2006, which required separate accounting for as embedded derivative liabilities at estimated fair value. The determination of fair value included significant estimates by management including the term of the instruments, volatility of the price of the Company’s common stock, interest rates and the probability of conversion, redemption or a future dilutive financing transaction, among other items. The fluctuations in estimated fair value were significant and had a significant impact on the Company’s reported financial condition and results of operations through March 29, 2006. On March 29, 2006, certain terms related to the Series A Convertible Preferred Stock were renegotiated. As a result of these renegotiated terms, the derivative features were eliminated. See further discussion in Note 6 of the Financial Statement.

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

For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately. Pricing practices may be modified in the future, which could result in changes in our vendor specific objective evidence of fair value for these undelivered elements. As a result, future revenue recognition for multi-element arrangements could differ significantly from historical results.

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

Certain of the Company’s contracts include warranties that provide for refunds of all or a portion of the software license and/or other fees in the event that the Company is unable to provide maintenance services, for which there is a separate fee, for the contractually prescribed period. Contracts with these provisions are accounted for in accordance with the policies above.

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

Support agreements generally call for the Company to provide technical support and software updates, on a “when-and-if-available” basis to customers. Revenue from technical support and software update rights is recognized ratably over the term of the support agreement.

PeopleMed has contracts that include fixed fee and per-member fees. The Company recognizes revenues from these contracts as services are provided.

The Company recognized $131 thousand in implementation and consulting services revenues during the year ended December 31, 2006 from services that were performed prior to January 1, 2006. These revenues represented the value of additional out-of-scope payments that were agreed to and made by one of the Company’s marketing partners during the twelve months ended December 31, 2006.

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

SIGNIFICANT CUSTOMERS

During the years ended December 31, 2006 and 2005, there were no customers accounting for more than 10% of revenues. Although the Company had no individual customers accounting for more than 10% of revenues, one of the Company’s marketing partners that sells the Company’s products directly to its customers accounted for 26.7% and 22% of revenues during 2006 and 2005, respectively. In addition, this same marketing partner accounted for 58.9% and 38.3% in accounts receivable as of December 31, 2006 and 2005, respectively.

INCOME (LOSS) PER COMMON SHARE

The following tables set forth the computation of basic and diluted earnings per share for the years ended December 31:

	In ($000s)
	2006	2005
Weighted average number of shares used in the basic
Earnings per share computation	23,167	27,528

Effect of dilutive securities:
Common stock options	846	--
Common stock warrants	1,261	--
Preferred stock convertible securities	13,854	--

Dilutive securities	15,961	--

Adjusted weighted average number of shares used in
Diluted earnings per share computation	39,128	27,528

There were no dilutive securities for the year ended December 31, 2005 as there was a net loss attributable to common shareholders for this period.

Basic income or loss per common share excludes dilution and is computed by dividing the net loss by the weighted-average number of common shares outstanding during the periods presented. Diluted net income or loss per common share reflects the potential dilution of securities that could participate in the earnings unless their effort is antidilutive. Stock options, warrants outstanding and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Common share equivalents are excluded from the computation, as their effect would be antidilutive. For the year ended December 31, 2005, approximately 21.6 million equivalent dilutive securities (primarily convertible preferred stock, common stock options, and warrants), respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their grant date fair values.

Prior to adopting SFAS 123R, the Company accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”). The Company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated.

Under SFAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and Opinion 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. As of December 31, 2006, the Company anticipates all outstanding options will vest.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior periods:

Year Ended December 31,

2005
Net loss as reported	$(10,819)
Preferred dividends related party	(698)
Deemed dividend, issue of Series A Convertible
Preferred Stock	(10,235)
Total stock-based compensation expenses
determined under fair value accounting, net of
tax effects	(2,536)

Pro forma net loss available to common
Stockholders	$(24,288)

Net loss per common share
As reported	$ (0.79)
Pro forma	$ (0.88)

Assumptions:
Dividend Yield	--
Volatility factor	363%
Risk free interest rate	4.42%
Expected Life of Option (in years)	7

The assumptions used for the options issued during 2006 were as follows:

Assumptions:
Dividend Yield	--
Volatility factor	329%
Risk free interest rate	4.56%
Expected Life of Option (in years)	9

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As a result of adopting SFAS 123R on January 1, 2006, the Company recognized an additional $196 thousand in non-cash compensation expense that would not have been incurred if the Company had been able to continue to account for employee stock options under APB 25 and not been required to adopt SFAS 123R. Basic and diluted earnings per share for the year ended December 31, 2006 would have been $0.07 and $0.04, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.06 and $0.04, respectively.

Prior to the adoption of SFAS 123R, the Company did not recognize any tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows, because the Company had no tax expense due to its prior years’ net losses. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company had no such tax benefits during the current year so the adoption of SFAS 123R had no impact on the Company’s statement of cash flows.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract if a) a transfer of the servicer’s assets meets the requirements for sale accounting b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and c) an acquisition or assumption of an obligation to service a financial asset does not relate to financial assets of the servicer or its consolidated affiliates. Further, SFAS No. 156 requires all separately recognized servicing asset and liabilities to be initially measured at fair value, if practicable. SFAS No. 156 must be adopted as of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material impact on the Company’s consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for the Company. The Company has not yet determined the impact adoption will have on the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial position and results of operations.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB 108 did not have an impact on the Company’s financial statements.

On December 21, 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements” (the “FSP”). Under this pronouncement, contingently payable registration payment arrangements are accounted for separately from and do not affect the classification of the underlying shares, warrants, or other financial instruments subject to the registration payment provisions. This was accomplished by amending SFAS No. 133 and No. 150 to include scope exceptions for registration payment arrangements. A liability for a registration payment arrangement should be recognized when payment is probable and the amount is reasonably estimable (whether at inception or during the life of the arrangement) in accordance with SFAS No.5, “Accounting for Contingencies.”

The FSP is effective for registration payment arrangements and the financial instruments subject to such arrangements that are entered into or modified after December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into before December 22, 2006, companies are required to account for transitioning to the FSP through a cumulative-effect adjustment to the opening balance of accumulated deficit or retained earnings in fiscal years beginning after December 15, 2006. However, early adoption of this pronouncement for interim or annual periods for which financial statements or interim reports have not been issued is permitted. Accordingly, the Company adopted the FSP effective with the quarter ended December 31, 2006. The adoption of the FSP did not have an impact on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the financial impact of adopting of FIN 48.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2005 financial statement to conform to the 2006 presentation.

NOTE 2.      FINANCING AGREEMENTS, RELATED PARTY

Financing Agreements with Related Parties

Debt and Series AA Preferred Stock Redemption

Pursuant to a Stock Purchase Agreement dated as of December 16, 2005 between the Company and Global Med International Limited (“GMIL”), the Company’s outstanding debt with GMIL in the amount of $528,700 was paid off, the outstanding Series AA Preferred Stock (“Series AA”) in the amount of $3.5 million were redeemed, and outstanding common shares numbering 4,860,195 and warrants numbering 11,186,430 were redeemed. The annual interest rate on the debt was 15% and the annual dividend on the Series AA was 21%. A table outlining the instruments acquired from GMIL is located in Note 6.

A history of the financing agreements with related parties is located in the Company’s audited financial statements on Form 10-K for the year ended December 31, 2004.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.      RISKS AND UNCERTAINTIES

Global Med designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. Global Med currently has customers and recognizes revenues from its proprietary products. However, prior to 2006, the number of customers and levels of revenue were not sufficient for Global Med to attain profitable operations. Due to the Company’s reliance on its marketing partners for obtaining new customers, the Company’s continued domestic revenue growth is in large part dependent upon its continuing relationships with the existing or new marketing partners.

NOTE 4.      INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31 were as follows:

	in ($000s)
	2006	2005
Expected federal tax provision (benefit)	$ 522	$ (3,678)
Effect of permanent differences	(152)	3,316
Change in valuation allowance for deferred tax assets	(238)	415
State tax benefit, net of federal provision (benefit)	20	(35)
Other	1	(18)

Income tax expense	$ 153	$ --

The components of the deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	in ($000s)
	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$ 8,536	$ 9,290
Allowance for uncollectible accounts and notes
Receivable	304	279
Unearned revenue and accrued expenses	1,706	1,215

Gross deferred tax assets	10,546	10,784
Valuation allowance	(10,546)	(10,784)

Net deferred tax assets	--	--

Deferred tax assets, net	$ --	$ --

The components of income tax expense are as follows for the years ended December 31:

	2006	2005
Current
Federal	$ 118	$ --
State	35	--
Deferred
Federal	(218)	327
State	(20)	88
Valuation allowance	238	(415)

Total taxes	$ 153	$ 0

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The differences between the Company’s provision (benefit) for income taxes as presented in the accompanying statements of operations and benefit for income taxes computed at the federal statutory rate is comprised of the items shown in the following table as a percentage of pre-tax income (loss) for the years ended December 31:

	2006	2005
Income tax provision benefit at the
statutory rate	34%	(34%)
State taxes net of federal benefit	5%	(5%)
Reduction due to NOLs	(29%)	--
Effect of allowance	--	39%

	10%	--

The Company has net operating loss carry forwards (“NOLs”) of approximately $21.610 million which expire in the years 2008 to 2025, all of which is subject to limitation under Section 382 of the Internal Revenue Code due to the various changes in equity ownership during 2005, 2000, 1999, and 1997.

In assessing the realizability of deferred tax assets, management concluded that it is not more likely than not that the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income in the period in which the temporary differences become deductible. As the Company’s deferred tax asset is comprised primarily of NOLs carryforwards which are subject to limitations and these limitations have fluctuated in four of the past eleven years, the limitations on the use of the NOLs, the potential for further NOL limitations and the susceptibility any estimates of future income to variability have lead the Company to maintain its valuation allowance for deferred taxes due to the uncertainty and extent to which any deferred tax assets will be utilized.

NOTE 5.      LEASES AND DEBT

The Company leases equipment and office space. Rental expense under operating leases was approximately $251 thousand and $253 thousand for the years ended December 31, 2006 and 2005, respectively.

The following represents the future minimum lease payments for all capital leases as well as the non-cancelable operating leases at December 31, 2006 in ($000s):

	Capital Leases	Operating Leases
2007	$ 29	$ 185
2008	31	188
2009	19	195
2010	--	202
2011	--	209
Thereafter	--	364

Total minimum lease payments	79	$ 1,343

Less amount representing interest	(22)

Present value of minimum lease payments	57
Less current portion of obligation under capital leases	(20)

Obligation under capital lease, less current portion	$ 37

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2006, the value of the Company’s outstanding capital leases included in the Company’s balance sheet in equipment, furniture, and fixtures, had an underlying cost of $95 thousand and accumulated depreciation of $46 thousand. The interest rate on the capital lease is approximately 10.4% per year.

The Company had outstanding unsecured debt in the amount of $37 thousand for which principal is to be paid as follows: $12 thousand, $14 thousand, and $11 thousand for the years 2007, 2008, and 2009, respectively. Interest on the loan is approximately 9% per year.

NOTE 6.      STOCKHOLDERS’ EQUITY and MEZZANINE EQUITY

Sale of Series A Convertible Preferred Stock and Detachable Warrants

On December 16, 2005, pursuant to the terms of the Securities Purchase Agreement, the Company sold $9.975 million of Series A Convertible Preferred Stock (“Series A”) and warrants to certain investors. The Company received net proceeds of $9.590 million for the Series A. There are 100 thousand shares of Series A authorized and 9,975 shares of Series A outstanding with a stated value of $1 thousand per share. The $9.975 million in Series A is convertible at the holders option into common shares at $0.72 per share based on the Series A’s stated value. Prior to March 29, 2006, the conversion price of the Series A and the related warrants was subject to reset, under certain circumstances, if the Company issued common stock or common stock equivalents at a price below $0.72 per share. The Series A is presently convertible into 13.854 million shares of common stock at any time and does not have voting rights. The Company cannot issue dividends on the common stock while the Series A is outstanding unless an equal dividend is declared on the Series A. The dividend on the Series A would be calculated by determining the number of common shares the Series A is convertible into and then applying the same dividend to the Series A that was provided to the common shareholders. The holders of the Series A also received warrants to purchase 10.391 million common shares that can be exercised at $0.72 per share. These warrants have a cashless exercise feature and have a five-year term.

The following table summarizes the securities that were issued by the Company in conjunction with the above transaction.

Security	Number	Common Shares Equivalents
Series A Convertible Preferred Stock	9,975	13,854,167
Detachable Warrants	10,390,625	10,390,625

Common shares underlying all of the securities mentioned above were registered during 2006.

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

The Company accounted for the Series A based on its stated value. The Company accounted for the warrants based on an allocation of relative fair value from the stated value of the Series A. In addition, the Company recognized financing costs of $11.032 million associated with the embedded derivatives of the Series A and the related warrants.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

As discussed more fully in Note 8, the Series A and the related warrants, until March 29, 2006, had certain freestanding embedded derivative financial instruments requiring separate accounting treatment under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The total fair value of the derivatives on December 16, 2005 was determined to be approximately $16.959 million and, accordingly, the entire $9.975 stated value of the Series A has been allocated to those derivative instruments. In addition, because the fair value of the derivatives exceeded the carrying value of the Series A, the Company recorded a charge for other financing costs equal to the excess value, in the amount of $11.032 million, upon consummation of the Series A transaction.

On March 29, 2006, the Company renegotiated certain terms related to the Series A and related warrants. From December 16, 2005 through March 28, 2006, the date prior to the renegotiated terms, the Company classified the Series A as mezzanine equity on the Company’s balance sheet. As of March 29, 2006, the Company reclassified the Series A from mezzanine equity to equity based upon the renegotiated terms. The renegotiated terms resulted in the elimination and addition of several terms that made mezzanine equity treatment more appropriate for the period through March 28, 2006. The significant terms that were eliminated and added are as follows:

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

In addition, the revised terms have resulted in the Series A being closely and clearly related to equity. The changes to the related warrant agreement also resulted in the warrants no longer containing any embedded derivatives. As a result, the Company believes that the embedded derivatives identified with the Series A and the related warrants that existed prior to the renegotiated terms are no longer applicable. As a result, the Company reversed the remaining outstanding liability associated with the embedded derivatives in the amount of $14.543 million, which included $724 thousand of gain recognized during the year ended December 31, 2006, to additional paid in capital for the year ended December 31, 2006.

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

Options and Warrants Exercised

During the year ended December 31, 2006 and 2005, 257 thousand and 232 thousand options, respectively, were exercised and the Company received $163 thousand and $171 thousand, respectively, in cash proceeds. No warrants were exercised during 2006 or 2005.

NOTE 7.      STOCK OPTION PLANS, WARRANTS, AND STOCK COMPENSATION PLAN

The Second Amended and Restated 1997 Stock Option Plan (Plan) provides for the issuance of options to purchase up to 2.2 million registered shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock or as nonqualified stock options.

Only employees of the Company are eligible to receive incentive options. As of May 31, 2000, options could no longer be issued under this Plan. As of December 31, 2006, options to purchase 1.063 million shares of the Company’s common stock at a weighted average exercise price of $1.12 per share were outstanding under the Plan, of which all of the options to purchase shares were exercisable at December 31, 2006.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the second quarter of 2001, the Company adopted the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan as amended provides for the issuance of options to purchase up to 10 million registered shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock options or as nonqualified stock options. Only employees of the Company are eligible to receive incentive options. The 2001 Plan expires on December 28, 2010. As of December 31, 2006, options to purchase 6.111 million shares of the Company’s common stock at a weighted average exercise price of $0.90 per share were outstanding under the 2001 Plan, of which 4.917 million options to purchase shares were exercisable at December 31, 2006. Options granted under the Plan vest on a straight-line basis, based on schedules as determined by the Board of Directors upon grant and generally expire 10 years after grant. During 2006, the Company issued 680 thousand stock options, 3 thousand were exercised, and 471 thousand options were cancelled under the 2001 Plan.

In June 2003, the Company’s Board of Directors approved the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan provides for the issuance of stock options exercisable to purchase up to 5 million shares of the Company’s common stock to employees, officers, directors and consultants. As of December 31, 2006, there were options to purchase 4.026 million shares under the 2003 Plan that were issued to such persons. The Company filed an S-8 registration statement to register the 5 million shares issuable under the 2003 Plan in May 2004. The range of the exercise prices for these options is $0.45 to $1.50 per share. The weighted-average exercise price of these options is $0.67 per share. All of these options were exercisable as of December 31, 2006.

The Company also periodically grants options to purchase shares of restricted common stock. The shares underlying these options are not registered under the 1933 Act. As of December 31, 2006, there were options to purchase 385 thousand shares of common stock at a weighted average exercise price of $1.80 per share through 2006 were outstanding, of which all were exercisable at December 31, 2006.

During 2006, the Company issued approximately 400 thousand options to consultants under the 2001 Plan and recognized approximately $10 thousand in expenses associated with these grants. Approximately 383 thousand of the options granted were cancelled in 2006.

The following table presents the activity for options for the years ended as of December 31:

	2006	2005
	Options	Price*	Options	Price*
Outstanding, beginning of year	11,802,189	$ 0.87	8,893,442	$ 0.75
Granted	680,000	0.84	3,331,000	1.18
Forfeited/cancelled	(640,323)	0.85	(187,753)	1.05
Exercised	(256,758)	0.69	(234,500)	0.73

Outstanding, end of year	11,585,108	0.87	11,802,189	0.87

* Price reflects the weighted average exercise price.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the composition of options outstanding and exercisable as of December 31, 2006:

	Options Outstanding				Exercisable Options
Range of exercise prices	Amount	Aggregate Intrinsic Value	Price*	Life*	Amount	Aggregate Intrinsic Value	Price*
$ 0.45 - 0.55	94,000		$ 0.49	4.6	92,000		$ 0.49
0.56- 1.00	7,484,164		0.65	3.7	7,207,414		0.65
1.01 - 1.50	3,517,500		1.18	7.7	2,602,260		1.18
1.51 - 2.00	313,694		1.78	0.7	313,694		1.78
2.45 - 3.00	175,750		2.52	0.2	175,750		2.52

Total December 31, 2006	11,585,108	$10,072,996	0.87	4.8	10,391,118	$8,608,869	0.83

*Price and life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Acceleration of Option Vesting

On December 16, 2005, the Company elected to accelerate the vesting on certain employee options that were to vest in 2006 and 2007. As a result of this accelerated vesting, the Company recognized approximately $521 thousand in compensation expense during the fourth quarter of 2005. The decision to accelerate the vesting was done in order to reward the Company’s existing employees for their loyalty and hard work. In the event these options are exercised, this will result in additional cash for the Company. In addition, by accelerating the vesting on these options in 2005, the Company expensed these options under the rules in effect when these options were granted versus the accounting rules that are effect in 2006. During 2005, the Company recognized approximately $8 thousand in expenses related to stock options issued as of December 31, 2004.

Warrants

The following summarizes the outstanding warrants to purchase shares of common stock of Global Med for the years ended December 31, 2006 and 2005:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2004	13,289,730	$ 0.48
Issued	10,675,626	0.73
Repurchased	(11,186,430)	0.48
Cancelled	(385,000)	0.49

Balance at December 31, 2005 and 2006	12,393,926	0.69

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

All of the outstanding warrants are exercisable with exercise prices that range from $0.25 to $1.25 per share and expire in the years 2007 to 2010.

In conjunction with the December 16, 2005 sale of the Series A, the Company issued 10,390,626 warrants to the investors to purchase the same number of common shares with a term of five years and an exercise price of $0.72 per common share. In addition, the Company issued 285 thousand warrants to purchase the same number of common shares with an exercise price of $1 per share and a term of 5 years. These warrants were issued as fees for assistance in facilitating the Series A Preferred Stock purchase. The Company cancelled 385 thousand warrants that were issued in association with the sale of certain common stock.

NOTE 8.      DERIVATIVE FINANCIAL INSTRUMENTS

In connection with the issuance of the Series A and the related warrants (see Note 6), on December 16, 2005 and prior to March 29, 2006 when certain terms of the Series A were renegotiated, the Company evaluated the terms and conditions of both instruments, and the related warrants, in order to determine whether such terms and conditions and warrants represent embedded or freestanding derivative instruments under the provisions of SFAS 133 and Emerging Issues Task Force issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock (“EITF 00-19”). As a result of these evaluations, the Company determined that certain original features of the Series A prior to the renegotiated terms on March 29, 2006 were deemed to be embedded derivatives. These features are as follows:

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

The estimated fair value of the derivative instruments at inception (the date at which all significant financial terms were finalized) and December 31, 2005 were as follows:

	December 16, 2005	December 31, 2005	March 28, 2006
Series A:
Conversion Feature	$ 15,932	$ 14,270	$ --
Variable Number of Shares	283	253	--
Anti-Dilution	321	321	--
Change in Control	125	125	--

Warrants:	16,661	14,969	--
Anti-Dilution	298	298	--

Total	$ 16,959	$ 15,267	$ --

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The net change in estimated fair value for the period from December 16, 2005 to December 31, 2005 is included as a benefit in the statement of operations and totaled $1.692 million for the year ended December 31, 2005. The net change in estimated fair value for the period from January 1, 2006 through March 29, 2006 (renegotiation date) included a recognized gain of $724 thousand.

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

	Series A Embedded Derivative
	December 16, 2005		December 31, 2005
Estimated dividends	--		--
Expected volatility	320%		320%
Risk-free interest rate	4.4	7%	4.4	7%
Estimated term (years)	10		10

Probability Weights
Beneficial conversion	100%		100%
Variable number of shares to be issued
upon certain triggering events	6%		6%
Anti-dilution clause	5%		5%

	Related Warrant Embedded Derivative
	December 16, 2005		December 31, 2005
Estimated dividends	--		--
Expected volatility	243%		243%
Risk-free interest rate	4.3	9%	4.3	9%
Contractual term (years)	5		5

Probability Weights
Anti-dilution clause	5%		5%

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

NOTE 9.      CONTRIBUTIONS TO RETIREMENT PLAN

The Company has a 401(k) retirement plan which covers eligible employees, as defined, of the Company (the 401(k) Plan). Employees may defer up to fifteen percent of their annual compensation up to the maximum amount as determined by the Internal Revenue Service. Under the 401(k) Plan, the Company, at its discretion, may make contributions to the plan. No Company contributions were made to the 401(k) Plan in 2006 or 2005.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10.      COMMITMENTS AND CONTINGENCIES

The Company has certain operating and capital lease obligations outstanding as of December 31, 2006. The obligations associated with these operating and capital leases are more fully described in Note 5.

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represents potential fees and attorneys’ costs the Company could be required to pay in the event the Company does not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2006. Based on external evidence and the advice of legal counsel, the Company has determined that it is more likely than not that the Company will be required to pay the $1.004 million that is currently classified as a “Deposit in escrow.” As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million in the form of “Litigation accrual” as of December 31, 2005. The Company appealed the judge’s decision and in December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. Unless Mr. Jackson persuades the appellate panel to rehear the case or persuades the California Supreme Court to review it, the case will be remanded for trial as directed in the opinion. Global Med believes that the California Appellate Court’s opinion may result in the return of the $1.004 million deposit the Company made in September 2005 with the Superior Court in the State of California. In the event the Company prevails, the Company could recognize a reduction in expenses ranging between $0 and $1.004 million.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(A)     Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer/ Principal Accounting Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

(B)     Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company’s Principal Executive Officer and Principal Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

(C)      Internal Controls Over Financial Reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued hereunder, the Company will be required to furnish in its Annual Report on Form 10-KSB for the year ending December 31, 2007 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. For the year ended December 31, 2008, the Company’s independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), will be required to attest to and report on management’s assessment. The Company has begun certain preliminary work related to Section 404, the Company has not yet evaluated or tested our compliance with this Section. Although the Company believes that the controls and procedures that were in place for the year ended December 31, 2006 provide reasonable assurance the Company’s control objectives are being met, neither the Company nor our auditors have confirmed this objective as will be required under Section 404. As a result, there is the possibility that material deficiencies as defined in Section 404 could exist.

PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT

Identification of Directors and Executive Officers

The following sets forth certain information with respect to the officers and directors of the Company.

MANAGEMENT

Our directors and executive officers and their ages as of the date of this filing are as follows:

Name	Age	Position	Officer or Director Since
Michael I. Ruxin, M.D	61	Chairman of the Board and
		Chief Executive Officer and	1989
		Principal Financial Officer
		Accounting Officer
Thomas F. Marcinek	53	President and Chief Operating
		Officer and Director	1998
Robert R. Gilmore	55	Director	2006

Sarah L. Eames	48	Director	2006

T. Kendall “Ken” Hunt	63	Director	2006

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

Thomas F. Marcinek became a Director and Compensation Committee member of Global Med Technologies, Inc. on March 31, 2006 and has been the President and Chief Operating Officer since March 1998. Previously, Mr. Marcinek was the President of the Data Technologies Group, a division of Henry Schein, Inc., Melville, New York. Mr. Marcinek was also the president and owner of a practice management software consulting firm prior to joining Global Med. Mr. Marcinek received his BA Degree in Management with Honors from St. Mary's College of California and has nearly two decades’ experience as an MIS specialist.

Robert R. Gilmore became a Director and Audit Committee Chairman of Global Med Technologies, Inc. on March 31, 2006. Mr Gilmore is a CPA and, since May 2006, has been the CFO of NextAction Corporation, a private company engaged in multi-channel direct marketing using technology based proprietary lead generation methods for the retail industry. Previously, Mr. Gilmore served as an independent financial consultant to a number of companies, including NextAction Corporation. Mr. Gilmore was the Chief Financial Officer of Teamshare, Inc. (a software company) from 2000 to 2002 and as Vice President Finance and Chief Financial Officer of Dakota Mining Corporation from 1991 to 1997. Mr. Gilmore is a Director of Eldorado Gold Corporation, serving as Chairman of its Audit Committee and is a member of its Compensation Committee. Mr. Gilmore is also a Director of Fronterra Copper Corporation and serves as the Chairman of its Audit Committee. Mr. Gilmore is also a Director of Pixxures, Inc., a private company providing digitally produced aerial mapping products and services.

Sarah L. Eames became a Director, Audit Committee member, and Chairman of the Compensation Committee of Global Med Technologies, Inc. on March 31, 2006. Separately, she has served as a director of Allied Healthcare International since June 2002 and as Executive Vice President of the company since November 2004. She served as Chief Executive Officer of the company from January 2004 to November 2004, as Chief Operating Officer of the company from June 2001 to November 2004, and as President of the company from May 1998 to November 2004. She was Executive Vice President of Business Development and Marketing of the company from June 1997 to May 1998. Prior to joining the Allied Healthcare International, Ms. Eames was employed by Johnson & Johnson Professional, Inc. as a Business Development Consultant from 1996 to 1997. From June 1995 to November 1995, Ms. Eames served as Vice President of Marketing for Apria Healthcare Group, Inc., a California-based home healthcare company. From 1980 to 1995, Ms. Eames held various marketing and business development positions at Abbey Healthcare Group Inc., a predecessor of Apria Healthcare Group, Inc.

T. Kendall “Ken” Hunt became a Director and member of the Audit Committee of Global Med Technologies, Inc. on March 31, 2006. Mr. Hunt is Chairman of the Board and Chief Executive Officer of VASCO Data Security International, Inc. (“VASCO”). He served as VASCO’s Chief Executive Officer through June 1999. He returned as CEO in November 2002. He has been a Director of VASCO since July 1997 and currently serves a one-year term. He served since 1990 as Chairman and President of VASCO’s predecessor, VASCO Corp. He is also affiliated with several high-tech early-stage companies, serving as a member of their Board of Directors. He is a co-founder and on the Board of Secured Services, Inc., a publicly-held company, listed on the NASDAQ (Symbol: ssvc). Mr. Hunt is President of the Belgian Business Club of Chicago. Additionally, he is on the Advisory Board for the Posse Foundation, an organization dedicated to providing full college scholarships to urban minority youth leaders through its partnerships with elite universities across the U.S. He holds an MBA from Pepperdine University, Malibu, California, 1979, and a BBA from the University of Miami, Florida, 1965.

Audit Committee

On March 31, 2006, Robert Gilmore, Sarah Eames and Ken Hunt became members of the Company’s Audit Committee. The audit committee members met three times during 2006 to approve each Form 10-QSB and met in 2007 to approve the Form 10-KSB. Mr. Gilmore is considered a financial expert. All of the Audit Committee’s members are considered independent. A current copy of the Audit Committee charter, which our Board has adopted, is available on our website at www.globalmedtech.com. A copy of the Audit Committee Charter may also be obtained, free of charge, by writing to the Secretary of Global Med Technologies, Inc., 2600 West Colfax, Suite C-420, Lakewood, Colorado 80215.

Compensation Committee

The Compensation Committee, whose chairman is Mrs. Eames and whose other current members are Dr. Ruxin and Mr. Marcinek met twice in 2006. This committee is responsible for establishing our executive officer compensation policies and administering such policies. The Compensation Committee studies, recommends and implements the amount, terms and conditions of payment of certain forms of compensation to executive officers.

Compensation Committee Interlocks and Insider Participation. Both Dr. Ruxin, Chairman and CEO of the Company, and Mr. Marcinek, President, Chief Operating Officer and Director of the Company, are members of the Compensation Committee. As members of the Compensation Committee, they may participate in deliberations with the Company’s Board of Directors concerning executive officer compensation. The employment agreements of Dr. Ruxin and the Company’s other named executive officers are determined and approved by the Board of Directors.

Compliance With Section 16(a) Of The Exchange Act

Based on information provided to the Company, and except as stated below, it is believed that all of the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock were in compliance with Section 16(a) of the Exchange Act of 1934 during the last fiscal year. T. Kendall Hunt failed to timely file a Form 4 with respect to the purchase of common stock.

Code of Ethics

The Company has a Code of Ethics that has been approved by the Board of Directors. The Code of Ethics was filed as an exhibit to the Company’s Form S-1 Registration Statement that was filed on December 6, 2004. The Code of Ethics was filed as Exhibit 10.72 to the Form S-1. A current copy of the Code of Ethic is available on our website at www.globalmedtech.com. A copy of the Code of Ethics may also be obtained, free of charge, by writing to the Secretary of Global Med Technologies, Inc., 2600 West Colfax, Suite C-420, Lakewood, Colorado 80215.

ITEM 10.      EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to the Company’s CEO and the other executive officers of the Company who received in excess of $100 thousand of salary and bonus from the Company during the three years ended December 31, 2006:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Michael I.
Ruxin, M.D
Chairman and
CEO	2006	$351,714	--	--	--	20,044	(1)	$371,758
	2005	290,866	50,000	--	287,500	19,379	(2)	647,745
	2004	275,000	--	284,000	--	18,211	(3)	577,221

Thomas F.
Marcinek,
President and
COO and Director	2006	$259,037	--	--	--	6,671	(4)	$265,708
	2005	204,616	25,000	--	287,500	8,288	(5)	525,404
	2004	175,000	--	--	--	6,905	(6)	181,905

(1)	Dr. Ruxin received $5,912 in life insurance premiums, an annual car allowance of $9,183, and $4,949 in medical reimbursements.

(2)	Dr. Ruxin received $5,912 in life insurance premiums, an annual car allowance of $9,810, and $3,657 in medical reimbursements.

(3)	Dr. Ruxin received $5,912 per annum in life insurance premiums and an annual car allowance of $10,917, and $1,392 in medical reimbursements.

(3)	Dr. Ruxin received $5,912 per annum in life insurance premiums and an annual car allowance of $8,459.

(4)	Mr. Marcinek received a $5,400 per year car allowance and $1,271 in medical reimbursements.

(5)	Mr. Marcinek received a $5,400 per year car allowance and $2,888 in medical reimbursements.

(6)	Mr. Marcinek received a $5,400 per year car allowance and $1,505 in medical reimbursements.

None of the executive officers or employees received non-equity incentive plan or deferred compensation for any of the periods listed above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)
Michael I.
Ruxin, M.D
Chairman and
CEO	1,000,000	-	-	$ 075	8/27/2008
	250,000	-	-	$ 0.75	8/27/2008
	1,000,000	-	-	$ 0.56	10/12/2009
	500,000	-	-	$ 0.58	10/25/2012
	250,000	-	-	$ 1.15	12/16/2015

Thomas F.
Marcinek,
President and
COO	350,000	-	-	$ 0.75	8/27/2008
	150,000	-	-	$ 0.75	8/27/2008
	500,000	-	-	$ 0.56	10/12/2009
	500,000	-	-	$ 0.58	10/12/2012
	250,000	-	-	$ 1.15	12/16/2015

During 2006, there were no plan-based grants, no option exercises or vesting, no pension benefits accrued, and no non-qualified deferred compensation for the executive officers of the Company. In addition, there were no stock-based awards outstanding as of December 31, 2006.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert R
Gillmore	$5,000	--	$30,000	-	-	$ --	$35,000
Sarah L
Eames	$5,000	--	$30,000	-	-	$ --	$35,000
T. Kendall
“Ken”
Hunt	$5,000	--	$25,000	-	-	$ --	$30,000

Stock Option Plans and Other Issuances

In the second quarter of 2001, Global Med adopted the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan provided for the issuance of options to purchase up to 15 million registered shares of common stock to employees, officers, directors and consultants of Global Med. Options may be granted as incentive stock options or as nonqualified stock options. Only employees of Global Med are eligible to receive Incentive Options. The 2001 Plan expires on December 28, 2010. In June 2003, the Board of Directors of Global Med approved a change in the 2001 Plan. The Board of Directors of Global Med authorized an amendment to the 2001 Plan reducing the number of common shares reserved and authorized for issuance by 5 million. Effective in June 2003, the total number of common shares approved for issuance under the 2001 Plan as authorized by the Board was reduced from 15 million to 10 million. Global Med filed an amendment to the existing Form S-8 registration statement for the 2001 Plan to effect this change on May 20, 2004. As of December 31, 2006, options to purchase 6.111 million shares of Global Med’s common stock at a weighted average exercise price of $0.90 per share were outstanding under the 2001 Plan, of which 4.917 million options to purchase shares were exercisable at December 31, 2006. Options granted under the Plan typically vest on a straight-line basis, based on schedules as determined by the Board of Directors upon grant and generally expire 10 years after grant. During the year ended December 31, 2006, Global Med issued 680 thousand stock options under the 2001 Plan, 3 thousand were exercised, and 471 thousand were cancelled.

In June 2003, Global Med’s Board of Directors approved the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan provides for the issuance of stock options exercisable to purchase up to 5 million shares of Global Med’s common stock to employees, officers, directors and consultants. The Board of Directors also approved the inclusion of options to purchase approximately 4.707 million shares under the 2003 Plan that were issued to such persons prior to the adoption of the 2003 Plan and lacked registration rights. Global Med filed a Form S-8 registration statement to register the 5 million shares issuable under the 2003 Plan on May 20, 2004. As of December 31, 2006 there were approximately 4.026 million options outstanding under this plan with exercise prices ranging from $0.45 to $1.50 per share. The weighted- average exercise price of these options is $0.67. As of December 31, 2006, all of issued options under the 2003 Plan were exercisable.

The Second Amended and Restated Stock Option Plan (“Plan”) provides for the issuance of options to purchase up to 2.2 million registered shares of common stock to employees, officers, directors and consultants of Global Med. Options may be granted as incentive stock or as nonqualified stock options. Only employees of Global Med are eligible to receive Incentive Options. As of May 31, 2000, options could no longer be issued under this Plan. As of December 31, 2006, options to purchase 1.063 million shares of Global Med’s common stock at a weighted average exercise price of $1.12 per share were outstanding under the Plan, of which 1.063 million options to purchase shares were exercisable at December 31, 2006.

Global Med also periodically grants options to purchase shares of registered common stock. The shares underlying these options are not registered under the Securities Act of 1933, as amended. As of December 31, 2006, there were outstanding options to purchase 385 thousand shares of common stock at a weighted-average exercise price of $1.80 per share. All of these options were exercisable as of December 31, 2006.

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

Option Grants Table

During 2006, no options were granted to the Company’s Executive Officers. During 2005, 700 thousand stock options were granted to the Company’s Executive Officers.

Name	Shares Acquired on Exercise	Realized	Number of Unexercised Options at Year-end Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at year-end ($) Exercisable/ Unexercisable (1)
Michael I. Ruxin,M.D.	--	--	3,000,000/0	$200,000/0
Thomas F. Marcinek	--	--	1,750,000/0	130,000/0

_________________

(1)	Based on the closing price of the Company’s Stock of $0.70 per share on December 30, 2006.

Long-Term Incentive Plan (“LTIP”) Awards Table

No Options were granted during 2006 to Dr. Ruxin or Mr. Marcinek.

During 2005, the Company granted 250 thousand options each to Dr. Ruxin and Mr. Marcinek. In addition, the Company granted 200 thousand options to Mr. Willman. All of these options were granted at $1.15 per share, the closing price of the Company’s stock on the date of grant, December 16, 2005. The options vested immediately and have a term of ten years.

Compensation Of Directors

Standard Arrangements. The Company pays the directors, who are not also employees of the Company, a fee of $1,000 for each board meeting they attend. The non-employee members of the Company’s Board of Directors also receive annual stock option grants valued at $25 thousand based on the underlying value of the common shares. In addition, the Audit Committee Chairman and the Compensation Committee Chairman each receive annual option grants valued at $5 thousand based on the underlying value of the common shares. These options vest ratably on a monthly basis over a one-year period.

Other Arrangements. On November 1, 2002, the Company entered into an Employment Agreement with Dr. Ruxin for a period of five years commencing August 1, 2003 and ending August 1, 2008. Dr. Ruxin’s salary shall be reviewed on an annual basis and if his performance is deemed satisfactory, he shall receive a minimum 7.5% cost of living increase, plus any other increase which may be determined from time to time at the discretion of the Company’s Board of Directors. In addition, on December 16, 2005, the Company’s Board of Directors approved that Dr. Ruxin would get a minimum annual cost of living salary increase in the absence of annual approval by the Board of Directors. In addition, Dr. Ruxin shall be eligible for a performance increase. Pursuant to Dr. Ruxin’s Employment Agreement, the Company authorized the issuance to Dr. Ruxin of 500 thousand total incentive stock options and nonqualified stock options to purchase an aggregate of 500 thousand shares of the Company’s common stock. All of these options are now exercisable. The stock option exercise price shall be $0.58, which is the closing price on the execution of Dr. Ruxin’s Employment Agreement. Following the termination of this Agreement by the Employer for any reason other than Cause, Death, or the temporary or permanent disability of Employee, the Employee shall be entitled to compensation and benefits for twenty-four (24) months following the date of termination or the remainder of the contract, whichever is less. On December 16, 2005, the Company issued Dr. Ruxin 250 thousand options at an exercise price of $1.15 per share, the fair market value on the date of grant, all of which vested immediately.

Dr. Ruxin may terminate his employment with the Company upon the occurrence of any of the following events followed by written notice from the Dr. Ruxin to the Company: the sale by Company of substantially all of its assets; a decision by Company to terminate its business and liquidate its assets; the merger or consolidation of Company with another entity or an agreement to such a merger or consolidation or any other type of reorganization; the Company makes a general assignment for the benefit of creditors, files a voluntary bankruptcy petition, there are material reductions in Dr. Ruxin’s duties and responsibilities without his written consent or a demotion from the position of CEO; termination by the Company of Dr. Ruxin’s employment with the Company for any reason other than cause, or a five percent reduction in Dr. Ruxin’s base compensation (not including bonus).

On November 4, 2002, the Company entered into an Employment Agreement with Thomas F. Marcinek for a period of five years commencing November 2, 2003 and ending November 2, 2008. Mr. Marcinek’s salary shall be reviewed on an annual basis and if his performance is deemed satisfactory, he may receive a minimum 7.5% cost of living increase, plus any other increase which may be determined from time to time at the discretion of the Company’s Board of Directors. In addition, Mr. Marcinek shall be eligible for a performance increase. Following the termination of this Agreement by the Company for any reason other than cause, death, or the temporary or permanent disability of Mr. Marcinek, Mr. Marcinek shall be entitled to compensation and benefits for twenty-four (24) months following the date of termination or the remainder of the contract, whichever is less.

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

During 1999, the Board of Directors approved bonuses for Dr. Ruxin and Mr. Marcinek in amounts of $50 thousand and $25 thousand respectively, payable when the Company has achieved positive cash flow from operations and subject to the approval of the Board of Directors. As of December 31, 2005, these bonuses had been approved by the Company’s Board of Directors for payment. The Company made these bonus payments during 2006.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL SHAREHOLDERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at February 2, 2007 for each executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the February 2, 2007 common shares outstanding at February 2, 2007 and ownership by these persons of options or warrants exercisable within 60 days of such date. Also included is beneficial ownership on a fully diluted basis showing all authorized, but unissued, shares of our common stock at February 2, 2007 as issued and outstanding. Unless otherwise indicated, each person has sole voting and investment power over such shares.

Amount and Nature of Beneficial Ownership(1)
Name and Address	Position With Company	Shares of Common Stock	Percent of Common Stock Out- Standing	Shares Underlying Derivative Securities	Combined Shares of Common Stock and Shares Underlying Derivative Securities	Combined Percent of Common Stock
Michael I. Ruxin, M.D	Chairman of	832,148	3.6%	3,000,000	3,832,148	14.6%
12600 W. Colfax	the Board and
Suite C-420	Chief
Lakewood, CO 80215	Executive
Officer and
Director and
Acting
Principal
Accounting and
Financial
Officer
Thomas F. Marcinek	Director, Presidentd	20,500	0.1%	1,750,000	1,770,500	7.1%
4925 Robert J. Mathews	and Chief
Parkway, Suite 100	Operating
El Dorado Hills, CA 95762	Officer
Kim Geist	Secretary	-0-	0.0%	53,000	53,000	0.2%
12600 W. Colfax
Suite C-420
Lakewood, CO 80215

			Amount and Nature of Beneficial Ownership(1)
Name and Address	Position With Company	Shares of Common Stock	Percent of Common Stock Out- Standing	Shares Underlying Derivative Securities		Combined Shares of Common Stock and Shares Underlying Derivative Securities	Combined Percent of Common Stock
Robert R. Gilmore	Director	-0-	0.0%	30,000		30,000	0.1%
12600 W. Colfax
Suite C-420
Lakewood, CO 80215
Sarah L. Eames	Director	-0-	0.0%	30,000		30,000	0.1%
12600 W. Colfax
Suite C-420
Lakewood, CO 80215
T. Kendall Hunt	Director	30,000	0.1%	25,000		55,000	0.2%
12600 W. Colfax
Suite C-420
Lakewood, CO 80215
All Directors and Executive		882,648	3.8%	4,888,000		5,770,648	20.5%
Officers as a group (6
persons)
Magnetar Capital Master,	None	2,286,000	9.8%	9,625,000	(2)(6)	11,911,000	36.3%
Fund Ltd.
1603 Orrington Avenue
13th Floor
Evanston, IL 60201
Crestview Capital Master,	None	2,032,000	8.8%	6,611,112	(3)(6)	8,643,112	29.0%
LLC
95 Revere Drive, Suite A
Northbrook, IL 60062
Shepherd Investments	None	1,524,000	6.6%	4,958,333	(4)(6)	6,482,333	23.0%
International, Ltd.
3600 South Lake Drive
St. Francis, WI 53235
Futuristic Image Builder	None	3,050,000	13.1%	1,000,000	(5)	4,050,000	16.7%
Ltd.
34 Woodlands Industrial
Park E-1
Singapore 757747

Totals		9,774,648	42.1%	27,082,445		36,857,093	73.3%

(1)

Applicable percentage of ownership is based on 23,211,982 shares of common stock outstanding as of February 2, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of February 2, 2007, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of February 2, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations – percentage computation for form purposes only.

(2)	Includes (i) 4,125,000 shares of common stock underlying warrants and 5,500,000 shares of common stock underlying 3,960 shares of Series A preferred stock.

(3)	Includes (i) 2,833,334 shares of common stock underlying warrants and 3,777,778 shares of common stock underlying 2,720 shares of Series A preferred stock.

(4)	Includes (i) 2,125,000 shares of common stock underlying warrants and 2,833,333 shares of common stock underlying 2,040 shares of Series A preferred stock.

(5)	Includes 1,000,000 shares underlying warrants.

(6)

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

As of December 16, 2005, in conjunction with the Company’s repayment of its outstanding debt and the redemption of the Series AA Convertible Preferred Stock, the Company terminated its relationship with eVision and paid them $45 thousand for all accrued services dating back to February of 2002. During 2005, the Company incurred $76 thousand in interest charges from debt originally financed by eBanker, and subsequently transferred to GMCAL and then GMIL. eBanker, GMCAL, and GMIL are entities that are controlled by China Credit. Global Med International Holdings Limited (“GMIHL”) is a subsidiary of eBanker.

As of December 16, 2005, Dr. Ruxin’s personal guarantee of $650 thousand plus pro rata interest of the outstanding loan balance with GMIL, originally associated with the November 19, 2000 eBanker Loan Agreement was terminated as a result of repayment of the debt and all outstanding interest to GMIL. The personal guarantee was limited to certain of Dr. Ruxin’s assets.

Pursuant to a Stock Purchase Agreement, dated as of December 16, 2005 between the Company and GMIL, the Company’s outstanding debt with GMIL in the amount of $528,700, the outstanding Series A Preferred Stock in the amount of $3.5 million, outstanding common shares numbering 4.360 million and the outstanding warrants to purchase 11.186 million shares of common stock were paid off, redeemed, or repurchased, respectively, for $8 million. In addition, the investors purchases 6.350 million common shares from GMIL directly. In addition all of the six members of the Company’s Board of Directors nominated by GMIL resigned. As a result of the above, GMIL was no longer a considered a related party of the Company as of December 16, 2005.

As of December 31, 2002, the Company’s Board of Directors had approved borrowings to a related party totaling $370 thousand. During the year ended December 31, 2002, the Company’s Notes Receivable, related party balance, increased $290 thousand to a total of $370 thousand as a result of funds advanced in the form of promissory notes to this entity controlled by a, now formerly, director of the Company, Jeff Busch. In 2006, the Company extended the maturity date of these delinquent notes for five years to 2010. The notes receivable currently bear an 8% interest rate. The Company has not recognized any income related to these notes. During the year ended December 31, 2001, the Company had lent $80 thousand to this entity. In addition, the CEO and Chairman of Global Med, Michael I. Ruxin, was also on the board of directors of this entity controlled by Jeff Busch. Dr. Ruxin resigned as a director of the related entity effective December 12, 2002. Jeff Busch resigned his position as a director of the Company and PeopleMed effective December 12, 2002. As a result, Jeff Busch and the entity controlled by Jeff Busch are no longer related parties of the Company. On March 10, 2003 the Company’s Board of Directors approved and subsequently funded additional borrowings to this entity controlled by Jeff Busch in the amount of $30 thousand.

See also ITEM 1 “FINANCING AGREEMENTS WITH RELATED PARTIES.”

ITEM 13. EXHIBITS

(a)    Current Reports on Form 8-K:

A Current Report on Form 8-K was filed October 30, 2006 announcing the Company’s financial statement results for the period ended September 30, 2006.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional services rendered by Ehrhardt Keefe Steiner & Hottman P.C. for the audit of the Company’s consolidated financial statements as of and for the years ended December 31, 2006 and 2005 and fees billed for other services rendered by Ehrhardt Keefe Steiner & Hottman PC during those periods.

	Years Ended
	2006	2005
Audit Fees	$ 42,500	$42,000
Audit related fees (1)	$125,845	$81,945
Tax Fees (2)	$ 19,900	$20,800

(1)

Audit related fees are for assurance related services. The primary component of these fees was research activity with respect to certain accounting issues in 2006 and 2005. In 2006, these fees related primarily to research on certain accounting issues, quarterly reviews, and a Form SB-2 Registrations Statement filing. In 2005, these fees related primarily to quarterly reviews, work on the Company’s form S-1 filings, certain research associated with the Company’s issuance of Series A Convertible Preferred stock.

(2)	Tax fees in 2006 primarily related to advice and assistance withrespect to tax compliance matters on the Company’s 2005 tax returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC. A Colorado Corporation

Date: February 22, 2007

By: /s/ Michael I. Ruxin Michael I. Ruxin, M.D., Chairman of the Board and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Date: February 22, 2007

By: /s/ Michael I. Ruxin Michael I. Ruxin, M.D., Chairman of the Board and Chief Executive Officer and Director and Acting Principal Accounting and Financial Officer

Date: February 22, 2007

By: /s/ Thomas F. Marcinek Thomas F. Marcinek, President and Chief Operating Officer

Date: February 22, 2007

By: /s/ T. Kendall Hunt T. Kendall Hunt Director

Date: February 22, 2007

By: /s/ Sarah L. Eames Sarah L. Eames Director

Date: February 22, 2007

By: /s/ Robert R. Gilmore Robert R. Gilmore Director

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

10.22	Development Agreement, dated July 12, 1996 between Global Med and The Institute for Transfusion Medicine, dated July 12, 1996, as amended January 12, 1998 (4)

10.23	Loan Commitment, dated April 14, 1998, between Heng Fung Finance Company Limited and the Company, as amended on April 16, 1998 (4)

10.24	Loan Commitment, dated April 14, 1998, between Fronteer Capital, Inc. and the Company, as amended on April 16, 1998 (4)

10.25	Amendment to Loan Commitment, dated April 16, 1998, between Heng Fung Finance Company Limited and the Company (4)

10.26	Amendment to Loan Commitment, dated April 16, 1998, between Fronteer Capital, Inc. and the Company (4)

10.27	Second Amendment to Loan Commitments, dated April 20, 1998 between the Company, Heng Fung Finance Company Limited and Fronteer Capital, Inc. (4)

10.28	Employment Agreement, dated August 1, 1998, between the Company and Michael I. Ruxin (5)

10.29	Employment Agreement, dated August 1, 1998, between the Company and Alan K. Geddes (5)

10.31	Consultancy Agreement, dated August 1, 1998, between the Company and Jeffrey M. Busch, Esq. (5)

10.32	Warrant to Purchase Common Shares dated April 20, 1998, issued by the Company to Heng Fung Finance Company Limited (5)

10.33	Warrant to Purchase Common Shares dated April 20, 1998, issued by the Company to Fronteer Capital, Inc.(5)

10.34	Loan Agreement, dated August 12, 1998, between the Company and Heng Fung Finance Company Limited (5)

10.35	Loan Agreement, dated August 12, 1998, between the Company and Fronteer Capital, Inc. (5)

10.36	Personal Guaranty, dated August 12, 1998, by Michael I. Ruxin, M.D. as Guarantor, the Company as Debtor and Fronteer Capital, Inc. as Beneficiary (5)

10.37	Assignment, Assumption and Consent Agreement, dated September 28, 1998, by the Company, Michael I. Ruxin, M.D., Fronteer Capital Inc. and Fronteer Development Finance, Inc. (5)

10.38	Loan and Warrant Purchase and Sale Agreement, dated October 7, 1998, between the Company, Heng Fung Finance Company Limited and Fronteer Development Finance (5)

10.39	Promissory Note, dated October 30, 1998, by the Company as Maker and Fronteer Development Finance as the Holder (5)

10.40	Warrant to Purchase Common Shares, dated October 30, 1998, issued by the Company to Fronteer Development Finance Inc. (5)

10.41	Promissory Note, dated October 26, 1998, by the Company as Maker and Fronteer Development Finance, Inc. as the Holder (5)

10.42	Promissory Note, dated October 26, 1998, by the Company as the Maker and Heng Fung Finance Company Limited as the Holder (5)

10.43	Warrant to Purchase Common Shares, dated October 26, 1998, issued by the Company to Fronteer Development Finance, Inc. (5)

10.44	Warrant to Purchase Common Shares, dated October 26, 1998, issued by the Company to Heng Fung Finance Company Limited (5)

10.45	Employment Agreement, dated February 1, 1999, between the Company and James Flynt (6)

10.46	Bridge Loan Agreement, dated March 18, 1999, between the Company and eBanker USA.Com, Inc. (6)

10.47	First Amendment to Loan Agreement among the Company, Michael I. Ruxin, M.D., eBanker USA.Com, Inc. and Heng Fung Finance Company Limited, dated March 18, 1999 (6)

10.48	Office Lease between the Company and Golden Hill Partnership, dated January 11, 1999 (6)

10.49	Standard Industrial/Commercial Multi-Tenant Lease between the Company and James W. Cameron, Jr., dated February 8, 1999 (6)

10.50	Settlement Agreement and Release of All Claims between the Company and William J. Collard and Hollis Gailey, dated December 22, 1998 (6)

10.51	Bridge Loan Agreement, dated April 13, 1999, between the Company and Heng Fung Finance Company Limited (7)

10.52	Revised Bridge Loan Agreement, dated May 7, 1999, between the Company and eBanker USA.com, Inc. (7)

10.53	Loan Agreement dated April 12, 2000 between the Company and eBanker (8)

10.54	Loan Agreement dated April 14, 2000 between the Company and eBanker (8)

10.55	Loan extension dated April 14, 2000 between the Company and eBanker (8)

10.56	Loan Agreement dated November 19, 2000 between the Company and eBanker (9)

10.57	Interest payment option dated March 21, 2001 between the Company and eBanker (9)

10.58	2001 Stock Option Plan (11)

10.59	Amended and Restated 1997 Stock Compensation Plan (12)

10.60	Employment Agreement, executed October 31, 2002, between the Company and Gerald F. Willman Jr, effective July 1, 2004 and ending November 1, 2008 (13)

10.61	Employment Agreement, executed November 1, 2002, between the Company and Michael I. Ruxin, effective August 1, 2003 and ending August 1, 2008 (13)

10.62	Employment Agreement, executed October 31, 2002, between the Company and Tim Pellegrini, effective April 1, 2004 and ending November 1, 2008 (13)

10.63	Employment Agreement, executed October 31, 2002, between the Company and Miklos Csore, effective November 1, 2003 and ending November 1, 2008 (13)

10.64	Employment Agreement, executed November 4, 2002, between the Company and Thomas F. Marcinek, effective November 2, 2003 and ending November 2, 2008 (13)

10.65	Termination Agreement, executed December 19, 2002, between the Company and a significant customer. (14)

10.66	Amendment to the Loan Restructuring and Restatement Agreement. (14)

10.67	Fourth Amendment to the Loan Restructuring and Restatement Agreement.

10.68	Global Med Technologies, Inc. 2003 Stock Option Plan.

10.69	Articles of Amendment to Articles of Incorporation – Preferred Stock (16)

10.70	Common Stock Purchase Agreement, dated October 8, 2004 by and between the Company and Fusion Capital Fund II, LLC (17)

10.71	Form of Company Resolution Approving the Registration Statement dated September 28, 2004 (17)

10.72	Code of Ethics and Conduct for Global Med Technologies, Inc. (18)

10.73	Value Ventures Agreement (18)

10.74	Termination Agreement, dated March 15, 2005 by and between the Company and Fusion Capital Fund II, LLC (19)

10.75	Common Stock Purchase Agreement, dated March 16, 2005 by and between the Company and Fusion Capital Fund II, LLC (19)

10.76	Registration Rights Agreement, dated March 16, 2005 by and between the Company and Fusion Capital Fund II, LLC (19)

10.77	Securities Purchase Agreement between the registrant an the purchasers dated December 16, 2005. (20)

10.78	Registration Rights Agreement between the registrant and the purchasers dated December 16, 2005. (20)

10.79	Stock Purchase Agreement between the Company and GMIL dated December 16, 2005. (20)

10.80	Certificate of Designation of Preferences Rights and Limitations of Series A Convertible Preferred Stock between the registrant and the purchasers dated December 16, 2005. (20)

10.81	Common Stock Purchase Warrant between the Company and the purchasers dated December 16, 2005. (20)

10.82	Private Placement Agreement between the Company and purchasers dated December 16, 2005. (20)

10.83	Right of First Notice Agreement between Futuristic Image Builder, Ltd., the purchasers and the Company dated December 16, 2005. (20)

10.84	Right of First Notice Agreement between the shareholders, the purchasers and the Company dated December 16, 2005. (20)

10.85	Private Stock Purchase and Escrow Agreement between the investors, GMIL, and the Company dated December 16, 2005. (20)

10.86	Termination Agreement between Fusion Capital Fund II LLC and the Company of the Common Stock Purchase Agreement dated December 16, 2005. (20)

10.87	First Amendment to Securities Purchase Agreement

10.88	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock

10.89	Amended and Restated Common Stock Purchase Warrant

10.90	First Amendment to the Registration Rights Agreement

21	List of Global Med Technologies, Inc. subsidiaries.

23	Consent of Independent Registered Public Accounting Firm – Ehrhardt Keefe Steiner & Hottman PC

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Acting Chief Financial Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99

Proxy and Right of First Refusal Agreement, dated November 14, 1996, between and among Ortho Diagnostic Systems Inc. and Michael I. Ruxin, William J. Collard, Gerald F. Willman, Jr., Lori J. Willman, Timothy Pellegrini and Gordon Segal (1)

(1)	The documents identified are incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 333-11723).

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-28155).

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-45031).

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997.

(5)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 333-52761).

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

(7)	Incorporated by reference from the Company’s Form 10-QSB for the quarterly period ended March 31, 1999.

(8)	Incorporated by reference from the Company’s Form 10-QSB for the quarterly period ended March 31, 2000.

(9)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended March 31, 2001.

(10)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A dated March 15, 2001.

(11)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-60674)

(12)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-60672)

(13)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2002.

(14)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2002.

(15)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2003.

(16)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 2004.

(17)	Incorporated by reference from the Company’s Form 8-K filed on October 12, 2004.

(18)	Incorporated by reference from the Company’s Form S-1 (No. 333-121030).

(19)	Incorporated by reference from the Company’s Form 8-K filed on March 16, 2005.

(20)	Incorporated by reference from the Company’s Form 8-K filed on December 20, 2005.