Form 10QSB
period 2007-03-31
GLOBAL MED TECHNOLOGIES INC
filed 2007-04-27
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 27, 2007, 23,211,982 shares of the issuer's Common Stock were outstanding.

Transitional small Business Disclosure Format
(Check One):  Yes  [   ]   No   [X]

GLOBAL MED TECHNOLOGIES, INC.
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I—FINANCIAL INFORMATION

ITEM 1.      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$3,013	$2,554
Accounts receivable-trade, net	2,130	3,181
Accrued revenues, net	205	130
Prepaid expenses and other assets	306	254
Deposit in escrow	1,004	1,004

Total current assets	6,658	7,123

Equipment, furniture and fixtures, net	268	269

Total assets	$6,926	$7,392

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 178	$ 261
Accrued expenses and other current liabilities	1,546	1,800
Deferred revenue	3,395	3,854
Litigation accrual	1,004	1,004
Capital lease obligation and note payable, current portions	30	32

Total current liabilities	6,153	6,951

Capital lease obligation and note payable, less current	56	62
portions

Total liabilities	6,209	7,013

Commitment and Contingencies

STOCKHOLDERS’ EQUITY:

Convertible Preferred Stock Series A, $.01 par value:
Authorized shares – 100, 10 outstanding	9,975	9,975
Convertible Preferred Stock Series BB, $.01 par value:
Authorized shares – 675; none outstanding	—	—
Preferred stock, $.01 par value: Authorized shares - 5,725;
None issued or outstanding	—	—
Common stock, $.01 par value: Authorized shares –
90,000; Issued and outstanding shares– 23,212 and
23,212 at March 31, 2007 and December 31, 2006,
respectively	232	232
Additional paid-in capital	51,561	51,510
Accumulated deficit	(61,051)	(61,338)

Total stockholders’ equity	717	379

Total liabilities and stockholders’ equity	$ 6,926	$ 7,392

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share information)

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$ 3,719	$ 2,816

Cost of revenues	1,139	1,019

Gross profit	2,580	1,797

OPERATING EXPENSES:
General and administrative	806	637
Sales and marketing	516	495
Research and development	924	564
Depreciation and software amortization	38	43

Total operating expenses	2,284	1,739

Income from operations before other income (expense)	296	58

OTHER INCOME (EXPENSE):
Interest income	16	—
Change in estimated fair value of derivative instruments	—	724
Interest expense	(3)	(3)

Total other income (expense)	13	721

Income before provision for income taxes	309	779
Provision for income taxes	(22)	—

Net income	$ 287	$ 779

Basic and Diluted income per common share
Basic	$ 0.01	$ 0.03

Diluted	$ 0.01	$ 0.02

Weighted average number of common shares outstanding
Basic	23,212	23,033

Diluted	38,561	41,802

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Preferred Stock	Common Stock			Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balances, December 31, 2006	10	$9,975	23,212	$232	$51,510	$(61,338)	$379

Expense associated with issuance
of options for services to
employees or consultants,
(unaudited)	—	—	—	—	51	—	51
Net income (unaudited)	—	—	—	—	—	287	287

Balances, March 31, 2007
(uaudited)	10	$9,975	23,212	$232	$51,561	$(61,051)	$717

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 287	$ 779
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization of software development costs	38	43
Bad debt expense	47	7
Common stock, options and warrants issued
for services and other, net	51	55
Change in estimated fair value of derivative instruments	—	(724)
Changes in operating assets and liabilities:
Accounts receivable-trade, net	1,026	(17)
Accrued revenues, net	(97)	329
Prepaid expenses and other assets	(52)	16
Accounts payable	(83)	67
Accrued expenses and other current liabilities	(254)	(273)
Deferred revenue	(459)	(149)

Net cash provided by operating activities	504	133

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment, furniture and fixtures	(37)	(81)

Net cash used in investing activities	(37)	(81)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(In thousands)

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

Exercise of options for cash	$ —	$ 163
Costs associated with registration on common stock	—	(15)
Principal payment on debt and capital lease obligations	(8)	(4)

Net cash provided by (used) in financing activities	(8)	144

NET INCREASE IN CASH AND CASH EQUIVALENTS	459	196

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,554	1,368

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 3,013	$ 1,564

SUPPLEMENTAL DISCLOSURES

Cash paid for the period:
Interest on note payable and capital lease	$ 3	$ 3
Income taxes	175	—

Non cash financing activity:
Reclassification of Series A Convertible Preferred Stock from a
liability to additional paid in capital	$ —	$ 14,543

See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

1.   BASIS OF PRESENTATION

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the “Company” or “Global Med”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position as of March 31, 2007 and the results of their operations for the three months ended March 31, 2007 and 2006 have been included.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The interim results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period of 2007 or for the year ending December 31, 2007.

Critical Accounting Policy

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

During the three months ended March 31, 2007, the Company increased its accounts receivable reserves by $25 thousand to $221 thousand. The increased reserves were in response to the deterioration in the days outstanding of certain accounts receivable balances. The Company believes that its reserve for accounts receivable are appropriate. The Company may make changes to its revenue recognition practices with respect to specific customers as its assessment of collectibility changes. These changes are typically not material to the financial statements.

Significant Customers

During the three months ended March 31, 2007 and 2006, there were no customers accounting for more than 10% of revenues. Although the Company had no individual customers accounting for more than 10% of revenues, one of the Company’s marketing partners that sells the Company’s products directly to its customers accounted for 31.2% and 21.3% of revenues for the three months ended March 31, 2007 and 2006, respectively. In addition, this same marketing partner accounted for 50.3% of gross accounts receivable as of March 31, 2007 and 58.9% as of December 31, 2006, respectively.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 (continued)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is required to the extent any deferred tax assets may not be realizable. For the three months ended March 31, 2007, the Company’s provision for income taxes was $22 thousand. The Company was able to utilize certain net operating loss (“NOLs”) carryforwards generated in prior years against its current years’ pre-tax income. The Company did not record a provision for income taxes for the three months ended March 31, 2006. No income tax was recognized for the three months ended March 31, 2006, because the Company has net operating loss carry forwards from prior periods that would offset any income taxes.

The deferred tax asset related to the net operating loss carry forward is fully reserved by a valuation allowance due to the uncertainty of the Company generating future taxable income. In assessing the realizability of deferred tax assets, management concluded that it is not more likely than not that the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income in the period in which the temporary differences become deductible. As the Company’s deferred tax asset is comprised primarily of NOLs carryforwards which are subject to limitations and these limitations have fluctuated in four of the past eleven years, the limitations on the use of the NOLs, the potential for further NOL limitations and the susceptibility of any estimates of future income to variability have led the Company to maintain its valuation allowance for deferred taxes due to the uncertainty and extent to which any deferred tax assets will be utilized.

Recently Issued Accounting Standards

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial statements for the quarter ended March 31, 2007.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 (continued)

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.    PEOPLEMED.COM, INC.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc., (“PeopleMed”) a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employee’s access to a patient’s history. The remaining 17% of PeopleMed is owned by third parties and certain officers and directors of Global Med. There is no minority interest reflected in the March 31, 2007 or December 31, 2006 balance sheets because PeopleMed had a stockholders’ deficit as of those dates.

3.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represents potential fees and attorneys’ costs the Company could be required to pay in the event the Company did not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheets as of December 31, 2006 and March 31, 2007. Based on external evidence and the advice of legal counsel, the Company determined that it was more likely than not that the Company would be required to pay the $1.004 million. As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million. On December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court.

4.    STOCKHOLDERS EQUITY

Preferred Stock

On March 29, 2006, the Company renegotiated certain terms related to the Series A Convertible Preferred Stock (“Series A”) and related warrants. From December 16, 2005 through March 28, 2006, the date prior to the renegotiated terms, the Company classified the Series A as mezzanine equity on the Company’s balance sheet. As of March 29, 2006, the Company reclassified the Series A from mezzanine equity to equity based upon the renegotiated terms. The renegotiated terms resulted in the elimination and addition of several terms that made equity treatment more appropriate for the period after March 28, 2006. The significant terms that were eliminated and added are as follows:

1.	Removal of cash payout for events that were outside the control of the Company, which included a change of control;

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 (continued)

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

In addition, the revised terms have resulted in the Series A being closely and clearly related to equity. The changes to the related warrant agreement also resulted in the warrants no longer containing any embedded derivatives. As a result, the Company believes that the embedded derivatives identified with the Series A and the related warrants that existed prior to the renegotiated terms are no longer applicable. As a result, the Company reversed the remaining outstanding liability associated with the embedded derivatives in the amount of $14.543 million, which included $724 thousand of gain recognized during the three months ended March 31, 2006, to additional paid in capital for the period ended March 31, 2006.

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

The following summarizes the activity of the Company’s stock options for the three months ended March 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Number of shares under option:
Outstanding at January 1, 2007	11,585,108	$ 0.87
Granted	216,436	0.73
Exercised	—	—
Canceled or expired	(185,000)	2.26

Outstanding at March 31, 2007	11,616,544	$ 0.87	4.6	$586,720

Exercisable at March 31, 2007	10,227,368	$ 0.82	4.7	$579,060

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 (continued)

There were no options exercised during the three months ended March 31, 2007. The total intrinsic value of options exercised during the three-months ended March 31, 2007 was $0.

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended March 31, 2007.

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2007	1,193,990	$1.17
Granted	216,436	0.73
Vested	(21,250)	1.00

Nonvested at March 31, 2007	1,389,176	$1.16

As of March 31, 2007, there was $1.342 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 5 years. The total measurement fair value of shares vested during the three-months ended March 31, 2007 and 2006 was $51 thousand and $32 thousand, respectively.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended March 31,
	2007	2006
Weighted average fair value at date of grant
for options granted during the period	$158,000	$422,000

Risk-free interest rates	4.56%	4.72%
Expected stock price volatility	329%	363%
Expected dividend yield	0	0

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. As of March 31, 2007, the Company anticipates all outstanding options will vest.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 (continued)

6.    NET INCOME PER SHARE

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

The following tables set forth the computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006, respectively, (in thousands):

	Three Months Ended March 31,
	2007	2006
Weighted average number of shares used in the basic
Earnings per share computation	23,212	23,033

Effect of dilutive securities:
Common stock options	838	2,110
Common stock warrants	657	2,805
Preferred stock convertible securities	13,854	13,854

Dilutive securities	15,349	18,769

Adjusted weighted average number of shares used in
Diluted earnings per share computation	38,561	41,802

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

Overview

Global Med Technologies, Inc. (“Global Med” or the “Company”) provides information management software products and services to the health care industry. Wyndgate operates as a division of Global Med Technologies, Inc. and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. The Company’s PeopleMed.com, Inc. (“PeopleMed”) subsidiary offers chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s system uses the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims and medical records. PeopleMed earns revenues primarily by providing ongoing ASP services. PeopleMed’s revenues were not significant during the three months ended March 31, 2007 and 2006.

The Company has two main products in its Wyndgate division: SafeTrace® and SafeTrace Tx®. SafeTrace is used by blood centers and hospitals to track blood donations. SafeTrace Tx is used primarily by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. Both products are designed to help the users comply with quality and safety standards of the U.S. Food and Drug Administration (“FDA”) for the collection and management of blood and blood products. The Company’s Wyndgate division earns revenues primarily through the sale of software licenses, implementation of the software systems sold, and by providing maintenance for the SafeTrace and SafeTrace Tx software systems. During the three months ended March 31, 2007 and 2006, Wyndgate’s revenues represented approximately 97% of the Company’s total revenues. During these periods, PeopleMed’s revenues represented the remainder.

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

Overall, the Company’s revenues for the three months ended March 31, 2007 increased to $3.719 million from $2.816 million for the prior year’s comparable quarter. Cost of revenues for the quarter ended March 31, 2007 increased to $1.139 million from $1.019 million for the comparable period in 2006. For the quarter ended March 31, 2007 and 2006, the Company’s operating expenses were $2.284 million and $1.739 million, respectively. The Company’s net income was $287 thousand for the three months ended March 31, 2007; the net income was $779 thousand for the comparable period during 2006.

For the three months ended March 31, 2007 and 2006, the Company’s operations generated positive cash flows from operating activities in the amount of $504 thousand and $133 thousand, respectively. The Company believes that its current customer base and projected backlog of business, as well as sales to new customers, will be sufficient to fund operations, and likely will generate positive cash flows from operations and negative cash flows from investing activities through 2007, and possibly thereafter. The Company believes that based on its recurring revenues, current backlog, and its projected pipeline of business, it will be profitable during 2007 and possibly thereafter.

Management of the Company is focused on increasing its revenues and cash flows through direct sales efforts, increasing its marketing footprint through adding additional channel partners and strategic alliances, and developing new products and enhanced functionality to its existing product mix to attract potential customers. The Company is currently reviewing opportunistic business acquisitions.

As documented in Note 3 of the financial statements, the Company is currently involved in certain legal proceedings. In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represents potential fees and attorneys’ costs the Company could be required to pay in the event the Company did not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheets as of December 31, 2006 and March 31, 2007. Based on external evidence and the advice of legal counsel, the Company determined that it was more likely than not that the Company would be required to pay the $1.004 million. As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million. On December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. Although Global Med believes that the California Appellate Court’s opinion may result in the return of the $1.004 million deposit the Company made in September 2005 with the Superior Court in the State of California, the return of the deposit in escrow cannot be assured.

Balance Sheet Changes

As of March 31, 2007 compared with December 31, 2006, certain balance sheet accounts changed substantially. Cash increased by $459 thousand, primarily as a result of the increase in cash flows from operations. Net accounts receivable decreased $1.051 million, primarily as a result of the collection of certain accounts receivable balances that related to certain customers’ annual maintenance contracts that were billed during the fourth quarter of 2006 and collected during the first quarter of 2007. Accounts receivable also decreased as a result of a $25 thousand increase in the allowance for doubtful accounts associated with certain problem accounts. Deferred revenues decreased $459 thousand, primarily as a result the recognition of revenue related to certain accounts that are billed annually for which the billing occurred during the fourth quarter but revenue recognition did not begin until the first quarter of 2007.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Revenues.    Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended March 31, 2007 increased by $903 thousand or 32.1% to $3.719 million from $2.816 million for the comparable period in 2006. The Company’s revenues increased in all three of the categories noted above. Software license fees increased $530 thousand or 99.8% to $1.061 million from $531 thousand for the three months ended March 31, 2007 and 2006, respectively. Maintenance revenues increased $366 thousand or 27.2% to $1.712 million from $1.346 million for the periods ended March 31, 2007 and 2006, respectively. Implementation revenues increased $7 thousand to $946 million from $939 thousand for the three months ended March 31, 2007 and 2006, respectively. The increase in software license revenues was due primarily to the increase in the value of software sales during the quarter. With respect to the increases in maintenance revenue, the Company’s recurring revenue base continues to grow as new customers are added.

Cost of revenue.    Cost of revenue as a percentage of total revenues was 30.6% and 36.2% for the three months ended March 31, 2007 and 2006, respectively. Cost of revenues increased $120 thousand or 11.8% to $1.139 million for the three months ended March 31, 2007 from $1.019 million for the comparable period in 2006. The increase in cost of sales for the three months ended March 31, 2007 compared with the same period in 2006 was due primarily to an increase of $93 thousand in third party software costs related to products resold by the Company.

Gross profit.    Gross profit as a percentage of total revenue was 69.4% and 63.8% for the three months ended March 31, 2007 and 2006, respectively. Gross profit and the gross profit percentage increased primarily as a result of the increase in software and maintenance revenues, which have higher margins than the Company’s implementation revenues. For the three months ended March 31, 2007, software license revenues increased to $1.061 million from $531 thousand for the three months ended March 31, 2006. Therefore, software license fee revenues were 28.5% of total revenues during the three months ended March 31, 2007 versus 18.9% for comparable period in 2006. In addition, implementation revenues which typically have lower margins were 25.1% and 31.1% of total revenues for the three months ended March 31, 2007 and 2006, respectively. Because software license revenues typically have margins that are more than double the margins on implementation revenues, the significant increase in software license revenues in aggregate and as a percentage of total revenues, had a significant impact on the margins for the current quarter. The Company’s ability to maintain or improve upon the margins experienced during the current quarter will depend primarily on the revenue mix in future periods and the Company’s then pricing policies.

General and administrative.    General and administrative expenses increased $169 thousand to $806 thousand or 26.5%, for the three months ended March 31, 2007 compared to $637 thousand for the comparable period in 2006. The primary reasons for the increase were a $39 thousand increase in the Company’s reserve for bad debt expense, a $68 thousand increase in wage-related expenses, a $26 thousand increase in employee training related expenses, and a $24 thousand increase in legal expenses. The increased bad debt reserves were in response to the deterioration in the days outstanding of certain accounts receivable balances. See further discussion of the increased bad debt reserve in Note 1 of the financial statements.

Sales and marketing.    For the three months ended March 31, 2007 sales and marketing expenses increased $21 thousand or 4.2% to $516 thousand compared with $495 thousand for the comparable period in 2006. The increase in sales and marketing expenses was primarily due to the increase in system sales during the three months ended March 31, 2007 when compared with the comparable period during 2006.

Research and development.    Research and development expenses increased $360 thousand or 63.8% to $924 thousand for the three months ended March 31, 2007 compared to $564 thousand for the three months ended March 31, 2006. The primary reason for the increase is the $232 thousand increase in labor-related expenses and a $108 thousand increase in consulting related expenses. The significant increase in these expenses is primarily attributable to the development of new technology and products. The Company is nearing the completion of the development cycle of these products, and the Company intends to bring these products to market. Because some of the products the Company is developing are considered medical devices by the FDA, the Company will be required to obtain FDA 510(k) clearance for these medical devices prior to their sale or introduction into the market. At the present time, the Company is expensing all of the costs of research and development related to these new products.

Depreciation and Software Amortization.    Depreciation and software amortization costs were $38 thousand and $43 thousand for the periods ended March 31, 2007 and 2006, respectively.

Interest expense.    Interest expense was $3 thousand for the three months ended March 31, 2007 and 2006.

Change in Estimated Fair Value of Derivative.    The Company recognized a gain of $724 thousand related to the change in value of certain derivatives associated with the Company’s Series A Convertible preferred stock for the period ended March 31, 2006. The Company recognized no such gain or loss for the comparable period in 2007.

Provision of Income Taxes.    For the three months ended March 31, 2007, the Company’s income taxes increased by $22 thousand when compared with the comparable period in 2006. The Company was able to utilize certain net operating loss carry forwards generated in prior years against the current year’s pre-tax income in order to reduce its statutory rates. The Company did not record a provision for income taxes for the three months ended March 31, 2006. No income tax was recognized for the three months ended March 31, 2006, because the Company had net operating loss carry forwards from prior periods that offset any income taxes.

Net income.    The Company’s net income was $287 thousand and $779 thousand for the three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $3.013 million as of March 31, 2007 compared to $2.554 million at December 31, 2006, none of which was restricted.

The Company had net working capital of $505 thousand as of March 31, 2007 and $172 thousand at December 31, 2006.

The Company had shareholders’ equity of $717 thousand and virtually no debt as of March 31, 2007. The Company believes that it will generate positive cash flows from operations and negative cash flows from investing activities through 2007, and possibly thereafter. While the Company’s plans may change, the Company currently intends to spend between $200 thousand to $250 thousand during 2007 on capital equipment. The Company’s cash flows from operations should be sufficient to meet its current cash requirements exclusive of acquisitions. The Company believes that based on its current backlog as well as projected pipeline of business, it will be able to achieve profitability for the year ended December 31, 2007 and possibly thereafter.

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

Cash flows from operations provided $504 thousand in cash for the three months ended March 31, 2007. The cash provided during the three months ended March 31, 2007 consisted primarily of the net income of $287 thousand, net of non-cash changes which provided $136 thousand and changes in operating assets and liabilities which provided $81 thousand. The primary source of the Company’s operating cash inflows is its billings to customers for sale of software, services, and maintenance and support. For the three months ended March 31, 2007 and 2006, the Company’s accounts receivable billings were approximately $3.2 million and $3 million, respectively. For the quarter ended March 31, 2007, the Company collected approximately $4.2 million from accounts receivable. As a result of the cash collections from accounts receivable being significantly more than the billings, the Company’s gross accounts receivable balance decreased by approximately $1 million, while the cash balance increased by approximately $500 thousand. The Company’s cash outflows from operations were approximately $3.7 million and consisted primarily of two components, payroll and vendor-related expenses. Payroll related expenses typically range from 50%-60% of the Company’s cash outflows from operation with vendor payments typically making up the majority of the remaining amount. The Company believes that the cash flows from its recurring customer base, accounts receivable, backlog, and new system sales will provide for positive cash flows from operations on an annual basis in 2007 and possibly thereafter. Interest and non-operating cash flows are typically not material.

ITEM   3.    CONTROLS AND PROCEDURES.

     (A)      Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer/Principal Accounting Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

     (B)      Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company’s Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

     (C)      Internal Controls Over Financial Reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued hereunder, the Company will be required to furnish in its Annual Report on Form 10-KSB for the year ending December 31, 2007 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. For the year ended December 31, 2008, the Company’s independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), will be required to attest to and report on management’s assessment. The Company has begun work related to Section 404, but the Company has not yet fully evaluated or performed any tests on our compliance with this Section. Although the Company believes that the controls and procedures that were in place for the quarter ended March 31, 2007 provide reasonable assurance the Company’s control objectives are being met, neither the Company nor our auditors have confirmed this objective as will be required under Section 404. As a result, there is the possibility that material deficiencies as defined in Section 404 could exist.

PART II – OTHER INFORMATION

ITEM    1.    LEGAL PROCEEDINGS

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represents potential fees and attorneys’ costs the Company could be required to pay in the event the Company did not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheets as of December 31, 2006 and March 31, 2007. Based on external evidence and the advice of legal counsel, the Company determined that it was more likely than not that the Company would be required to pay the $1.004 million. As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million. On December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court.

ITEM    2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS None.

ITEM    4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the first quarter ended March 31, 2007.

ITEM    6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31 Certification of the Chairman and Chief Executive Officer and Acting Principal Financial Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32 Certification of Chairman and Chief Executive Officer and Acting Principal Financial and Accounting Officer.

A Current Report on Form 8-K was filed on January 4, 2007 announcing the summary judgment reversal in favor of the Company.

A Current Report on Form 8-K was filed on February 26, 2007 announcing the Company’s results for the quarter and year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC. a Colorado Corporation

Date: April 27, 2007

By: /s/ Michael I. Ruxin, M.D. Michael I. Ruxin, M.D. Chairman of the Board and Chief Executive Officer and Acting Principal Financial and Accounting Officer