Form 10QSB
period 2007-06-30
GLOBAL MED TECHNOLOGIES INC
filed 2007-07-27
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 25, 2007, 25,593,815 shares of the issuer's Common Stock were outstanding.

Transitional small Business Disclosure Format
(Check One):  Yes  [   ]   No   [X]

GLOBAL MED TECHNOLOGIES, INC.
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
TABLE OF CONTENTS

Part I – Financial Information
		PAGE NO.
Item 1.	Unaudited Condensed Consolidated Financial Statements
a.	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2007
	and December 31, 2006	3
b.	Unaudited Condensed Consolidated Statements of Operations for the
	three months ended June 30, 2007 and 2006	5
c.	Unaudited Condensed Consolidated Statements of Operations for the six
	months ended June 30, 2007 and 2006	6
d.	Unaudited Condensed Consolidated Statement of Stockholders’ Equity
	for the six months ended June 30, 2007	7
e.	Unaudited Condensed Consolidated Statements of Cash Flows for the six
	months ended June 30, 2007 and 2006	8
f.	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	16
Item 3.	Controls and Procedures	22
Part II – Other Information		23
Item 1.	Legal Proceedings	23
Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 6.	Exhibits and Reports on Form 8-K	23
Signatures		25

                                                                          PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2007	December 31, 2006
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$5,133	$2,554
Accounts receivable-trade, net	2,061	3,181
Accrued revenues, net	402	130
Prepaid expenses and other assets	341	254
Deposit in escrow	-	1,004

Total current assets	7,937	7,123

Equipment, furniture and fixtures, net	279	269
Total assets	$8,216	$7,392

See accompanying notes to unaudited condensed consolidated financial statements.

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$455	$261
Accrued expenses and other current liabilities	1,952	1,800
Deferred revenue	3,483	3,854
Litigation accrual	1,004	1,004
Capital lease obligation and note payable, current portions	34	32
Total current liabilities	6,928	6,951

Capital lease obligation and note payable, less current	44	62
portions
Total liabilities	6,972	7,013
COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Convertible Preferred Stock Series A, $.01 par value:
Authorized shares – 100, 9 and 10 outstanding at June 30,	8,715	9,975
2007 and December 31, 2006, respectively
Convertible Preferred Stock Series BB, $.01 par value:
Authorized shares – 675; none outstanding	---	---
Preferred stock, $.01 par value: Authorized shares - 5,725;
None issued or outstanding	---	---
Common stock, $.01 par value: Authorized shares –
90,000; Issued and outstanding shares– 24,973 and 23, 212
at June 30, 2007 and December 31, 2006, respectively	250	232
Additional paid-in capital	52,871	51,510
Accumulated deficit	(60,592)	(61,338)
Total stockholders’ equity	1,244	379

Total liabilities and stockholders' equity	$8,216	$7,392

See accompanying notes to unaudited condensed consolidated financial statements.

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Three months ended June 30,
	2007 (Unaudited)	2006 (Unaudited)

Revenues	$3,969	$3,014

Cost of revenues	1,255	1,029

Gross profit	2,714	1,985

OPERATING EXPENSES:
General and administrative	734	615
Sales and marketing	757	494
Research and development	834	648
Depreciation and software amortization	43	47
Total operating expenses	2,368	1,804

Income from operations	346	181

OTHER INCOME (EXPENSE):
Interest income	109	---
Interest expense	(3)	(3)
Total other income (expense)	106	(3)

Income before income tax benefit	452	178
Income tax benefit	7	---

Net income	$459	$178

Basic and Diluted net income per common share
Basic	$0.02	$0.01
Diluted	$0.01	$0.00

Weighted average number of common shares outstanding
Basic	23,294	23,212
Diluted	40,138	39,260

See accompanying notes to unaudited condensed consolidated financial statements.

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Six months ended
	2007	June 30,
		2006 (Unaudited)
	(Unaudited)

Revenues	$7,688	$5,830

Cost of revenues	2,394	2,048

Gross profit	5,294	3,782

OPERATING EXPENSES:
General and administrative	1,540	1,252
Sales and marketing	1,273	989
Research and development	1,758	1,212
Depreciation and software amortization	81	90
Total operating expenses	4,652	3,543

Income from operations	642	239

OTHER INCOME (EXPENSE):
Interest income	125	---
Change in estimated fair value of derivative instrument	---	724
Interest expense	(6)	(6)
Total other income	119	718

Income before provision for income tax	761	957
Provision for income tax expense	(15)	---

Net income	746	957

Basic and diluted net income per common share
Basic	$0.03	$0.04
Diluted	$0.02	$0.02

Weighted average number of common shares outstanding:
Basic	23,253	23,122
Diluted	39,349	40,531

See accompanying notes to unaudited condensed consolidated financial statements.

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OF STOCKHOLDERS' EQUITY
(In thousands)

					Additional Paid-in Capital		Total
	Preferred Stock		Common Stock			Accumulated
	Shares	Amount	Shares	Amount		Deficit

Balances, December 31,
2006	10	$ 9,975	23,212	$ 232	$ 51,510	$ (61,338)	$ 379

Expense associated with
issuance of options for
services to employees or
consultants, (unaudited)	---	---	---	---	112	---	112

Option exercise	---	---	11	---	7	---	7

Conversion of Series A
Preferred Stock to
common shares	(1)	(1,260)	1,750	18	1,242	---	---

Net income (unaudited)	---	---	---	---	---	746	746

Balances, June 30, 2007
(uaudited)	9	$ 8,715	24,973	$ 250	$ 52,871	$ (60,592)	$ 1,244

See accompanying notes to the unaudited condensed consolidated financial statements.

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2007 (Unaudited)	2006 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$746	$957
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization of software development costs	81	90
Bad debt expense	65	15
Common stock, options and warrants issued
for services and other, net	112	122
Change in estimated fair value of derivative instruments	---	(724)
Changes in operating assets and liabilities:
Accounts receivable-trade, net	1,077	(267)
Accrued revenues, net	(294)	154
Prepaid expenses and other assets	(87)	(34)
Escrow deposit	1,004	---
Accounts payable	194	(12)
Accrued expenses and other current liabilities	152	(51)
Deferred revenue	(371)	263

Net cash provided by operating activities	2,679	513

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment, furniture and fixtures	(91)	(120)

Net cash used in investing activities	(91)	(120)

See accompanying notes to the unaudited condensed consolidated financial statements.

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(In thousands)

	Six months ended June 30,
	2007 (Unaudited)	2006 (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

Exercise of options for cash	$7	$163
Costs associated with preferred stock issuance and the related
registration statement	---	(63)
Principal payment on debt and capital lease obligations	(16)	(8)
Net cash provided by (used) in financing activities	(9)	92

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,579	485

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,554	1,368

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,133	$1,853

SUPPLEMENTAL DISCLOSURES

Cash paid for the period:
Interest on note payable and capital lease	$3	$3
Income taxes	$175	$--

Non-cash financing activity:
Reclassification of Series A Convertible Preferred Stock from a
liability to additional paid-in-capital	$--	$14,543
Conversion of Series A Preferred Stock to common shares	$1,260	$--

See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

1. BASIS OF PRESENTATION

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the “Company” or “Global Med”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position as of June 30, 2007 and the results of their operations for the three and six months ended June 30, 2007 and 2006 have been included.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The interim results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period of 2007 or for the year ending December 31, 2007.

Critical Accounting Policy

The Company's software products typically have warranties. These warranties generally require that the Company make changes to the software due to defects or other factors that might impact the Company's regulatory compliance after the date of product shipment. Generally, the Company does not accrue for product warranties but defers revenue recognition on a component of the original software fee that is associated with the correction of errors and continued updates to regulatory requirements during the warranty period. The Company believes this allocation adequately reflects the timing of revenues and costs associated with these warranties.

During the six months ended June 30, 2007, the Company increased its bad debt expense related to its accounts receivable reserve balance by $43 thousand. The increased reserves were in response to the deterioration in the days outstanding of certain accounts receivable balances. The Company believes that its reserve for accounts receivable are appropriate. The Company may make changes to its revenue recognition practices with respect to specific customers as its assessment of collectibility changes. These changes are typically not material to the financial statements.

Significant Customers

During the six months ended June 30, 2007 and 2006, there were no customers accounting for more than 10% of revenues. Although the Company had no individual customers accounting for more than 10% of revenues, one of the Company’s marketing partners that sells the Company’s products directly to its customers accounted for 30.7% and 20.3% of revenues for the six months ended June 30, 2007 and 2006, respectively. In addition, this same marketing partner accounted for 28.7% of gross accounts receivable as of June 30, 2007 and 58.9% as of December 31, 2006.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (continued)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is required to the extent any deferred tax assets may not be realizable. The Company had an income tax benefit in the current quarter ended June 30, 2007, because the Company’s net operating loss (“NOLs”) carryforwards resulted in no tax expense, and the estimated tax payments made by the Company during the first quarter were greater than what was required. For the six months ended June 30, 2007, the Company’s provision for income taxes was $15 thousand. No income tax was recognized for the three or six months ended June 30, 2006, because the Company has net operating loss carry forwards from prior periods that would offset any income taxes.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for the Company. The Company has not yet determined the impact adoption will have on the Company.

The Securities and Exchange Commission has issued a final rule on the “Internal Control over Financial Reporting in Exchange Act Periodic Reporting of Non-Accelerated Filers and Newly Public Companies”. The final rules set the dates to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002. Non-accelerated filers must provide managements’ assessment regarding internal control over financial statements in its annual report for fiscal years ending after December 15, 2007 which will be the Company’s December 31, 2007 year end and must comply with the auditor attestation requirement in fiscal years ending after December 15, 2008, which will be the Company’s December 31, 2008 fiscal year end. The Company is currently assessing whether or not it will be in full compliance with these internal control reporting requirements by the effective dates.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (continued)

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

2. PEOPLEMED.COM, INC.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc. (“PeopleMed”), a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employee’s access to a patient's history. The remaining 17% of PeopleMed is owned by third parties and certain officers and directors of Global Med. There is no minority interest reflected in the June 30, 2007 or December 31, 2006 balance sheets because PeopleMed had a stockholders’ deficit as of those dates.

3. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represents potential fees and attorneys’ costs the Company could be required to pay in the event the Company did not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheets as of December 31, 2006 and June 30, 2007. Based on external evidence and the advice of legal counsel, the Company determined that it was more likely than not that the Company would be required to pay the $1.004 million. As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million during 2005. In December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. In May 2007, the $1.004 million Deposit in escrow was returned to the Company along with $80 thousand in accrued interest. As of June 30, 2007, the Company has determined that the return of the deposit and other circumstances surrounding the case prohibit the Company from reversing the accrual of the $1.004 million under SFAS 5, “Accounting for Contingencies”. The Company intends to continually re-evaluate the facts and circumstances surrounding the case and the related accounting.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (continued)

4. STOCKHOLDERS’ EQUITY

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

In June 2007, 1,260 shares of Convertible Series A Preferred Stock were converted into 1.750 million shares of the Company’s common stock.

5. STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123R, “Share Based Payment” (“SFAS 123R”), on January 1, 2006. SFAS 123R requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (continued)

Prior to adoption of SFAS 123R, Global Med accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB”). The Company has applied the modified prospective method in adopting SFAS 123R, and as a result, periods prior to the adoption of SFAS 123R have not been restated.

The following summarizes the activity of the Company’s stock options for the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Number of shares under option:
Outstanding at January 1, 2007	11,585,108	$ 0.87
Granted	216,436	0.73
Exercised	(11,000)	0.60
Canceled or expired	(249,000)	2.15

Outstanding at June 30, 2007	11,541,544	$ 0.84	4.5	$1,105,247

Exercisable at June 30, 2007	10,214,102	$ 0.82	4.5	$1,094,503

There were 11 thousand options exercised during the six months ended June 30, 2007. The total intrinsic value of options exercised during the six-months ended June 30, 2007 was approximately $2 thousand.

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended June 30, 2007.

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2007	1,193,990	$1.17
Granted	216,436	0.73
Canceled or expired	(14,600)	0.93
Vested	(68,384)	0.72

Nonvested at June 30, 2007	1,327,442	$0.96

As of June 30, 2007, there was $1.272 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 5 years. The total measurement fair value of shares vested during the six months ended June 30, 2007 and 2006 was $109 thousand and $88 thousand, respectively.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 (continued)

	Six Months Ended June 30,
	2007	2006
Weighted average fair value at date of grant
for options granted during the period	$119,000	$498,000

Risk-free interest rates	4.42%	4.72%
Expected stock price volatility	363%	363%
Expected dividend yield	0	0

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. As of June 30, 2007, the Company anticipates all outstanding options will vest.

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

The following tables set forth the computation of basic and diluted earnings per share for the six months ended June 30, 2007 and 2006, respectively, (in thousands):

	Six Months Ended June 30,
	2007	2006

Weighted average number of shares used in the basic
Earnings per share computation	23,253	23,122
Effect of dilutive securities:
Common stock options	1,126	1,946
Common stock warrants	1,155	1,609
Preferred stock convertible securities	13,815	13,854
Dilutive securities	16,096	17,409
Adjusted weighted average number of shares used in
diluted earnings per share computation	39,349	40,531

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-QSB are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or negative comparable terminology or by discussion of strategy.

The risks and uncertainties are discussed in greater detail in the Company’s other filings with the Securities Exchange Commission, including most recently its Form 10-KSB. There may be additional risks of which the Company is not presently aware or that it currently believes are immaterial which could have an adverse impact on our business. We make no commitment to revise or update any forward-looking statement in order to reflect events or circumstances that may change.

Overview

Global Med Technologies, Inc. (“Global Med” or the “Company”) provides information management software products and services to the health care industry. Wyndgate operates as a division of Global Med and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. The Company’s PeopleMed.com, Inc. (“PeopleMed”) subsidiary offers chronic disease management as an application service provider (“ASP”). PeopleMed’s system uses the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims and medical records. PeopleMed earns revenues primarily by providing ongoing ASP services. PeopleMed’s revenues were not significant during the three and six months ended June 30, 2007 and 2006.

The Company has two main products in its Wyndgate division: SafeTrace® and SafeTrace Tx ®. SafeTrace is used by blood centers and hospitals to track blood donations. SafeTrace Tx is used primarily by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. Both products are designed to help the users comply with quality and safety standards of the U.S. Food and Drug Administration (“FDA”) for the collection and management of blood and blood products. The Company’s Wyndgate division earns revenues primarily through the sale of software licenses, implementation of the sofware systems sold, and by providing maintenance for the SafeTrace and SafeTrace Tx software systems. During the three and six months ended June 30, 2007 and 2006, Wyndgate's revenues represented approximately 97% of the Company's total revenues. During these periods, PeopleMed's revenues represented the remainder.

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

Entities that plan to purchase blood bank products primarily have three choices:

  Upgrade their current system with their existing vendor,
  Select a replacement system from an alternative vendor, or

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

Overall, the Company’s revenues for the six months ended June 30, 2007 increased to $7.688 million from $5.830 million for the prior year's comparable period. Cost of revenues for the six months ended June 30, 2007 increased to $2.394 million from $2.048 million for the comparable period in 2006. For the six months ended June 30, 2007 and 2006, the Company’s operating expenses were $4.652 million and $3.543 million, respectively. The Company's net income was $746 thousand for the six months ended June 30, 2007; as compared to net income of $957 thousand for the comparable period during 2006. The net income for the six months ended June 30, 2006 included a one-time non-cash gain of $724 thousand classified in other income (expense). The Company’s revenues for the three months ended June 30, 2007 increased to $3.969 million from $3.014 million for the prior year's comparable period. Cost of revenues for the six months ended June 30, 2007 increased to $1.255 million from $1.029 million for the comparable period in 2006. For the three months ended June 30, 2007 and 2006, the Company’s operating expenses were $2.368 million and $1.804 million, respectively. The Company's net income was $459 thousand for the three months ended June 30, 2007; the net income was $178 thousand for the comparable period during 2006.

The table below shows for the periods indicated the percentage of our total reported revenues. The maintenance, consulting services, and software license fees relate primarily to the Company’s SafeTrace and SafeTrace Tx software.

	Three Months Ended June 30
	2007	2006
Maintenance	42%	43%
Consulting services	26%	32%
Software license fees	29%	22%
PeopleMed	3%	3%

	100%	100%

	Six Months Ended June 30
	2007	2006
Maintenance	42%	43%
Consulting services	26%	33%
Software license fees	29%	21%
PeopleMed	3%	3%
	100%	100%

As discussed in further detail below, increases in the dollar value of software license and maintenance revenues contributed to the majority of the overall increase in revenues for the three and six months ended June 30, 2007. Software license revenues increased because the dollar value of new system sales increased and the Company started out with a higher backlog of unrecognized software license fees at the beginning of 2007 than in 2006. Maintenance revenues increased as a result of initial maintenance billings in 2007 for contracts signed in prior years. As of June 30, 2007, the annual recurring maintenance revenues that will be generated once all of the Company’s current customers have implemented the software will be approximately $7.9 million. Significant future revenue growth for the Company is contingent upon continued new system sales and successful implementation of the Company’s software at existing and future sites. The Company believes it can continue to grow its revenue at double-digit rates from comparable quarter to comparable quarter for the remainder of the current year, and possibly thereafter.

The Company continues to commit significant research and development (“R&D”) resources to the development of its ElDorado™ suite of products. For the six months ended June 30, 2007, the Company’s research and development expenses increased by 45% to $1.758 million. In May of this year, the Company’s first module of ElDorado, Donor Doc™, received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”). The Company plans to continue to develop and submit additional ElDorado modules to the FDA. As a result of these planned continued development efforts, R&D expenses should continue to be higher than in prior years, but the Company believes that R&D expenditures as a percentage of revenues should decline as the Company’s revenues continue to grow. The Company believes that these additional R&D expenditures and the resultant products will help continue to fuel revenue growth.

For the six months ended June 30, 2007 and 2006, the Company’s operations generated positive cash flows from operating activities in the amount of $2.679 million and $513 thousand, respectively. For the three months ended June 30, 2007 and 2006, the Company’s operations generated positive cash flows from operating activities in the amount of $2.175 million and $380 thousand, respectively. The cash flows from operations for the three and six months ended June 30, 2007 included the return of the $1.004 million deposit in escrow as well as $80 thousand in accrued interest. As a result primarily of the increased cash flows from operations for the year to date, the Company’s cash balance was $2.554 million as of December 31, 2006, then $3.013 million as of March 31, 2007, and $5.133 million, as of June 30, 2007. The Company believes that its current customer base and projected backlog of business, as well as sales to new customers, will be sufficient to fund operations, and likely will generate positive cash flows from operations and negative cash flows from investing activities through 2007, and possibly thereafter. The Company believes that based on its recurring revenues, current backlog, and its projected pipeline of business, it will be profitable during 2007 and possibly thereafter.

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

As summarized under Legal Proceedings, the Company has been engaged in a legal action involving a former officer and employee. In May 2007, a deposit of $1.004 million held by the Superior Court of the State of California was returned to the Company as a result of a reversal by the California Court of Appeals of a summary judgment. The matter is being remanded to the lower court. The Company previously recorded an expense in 2005 related to this matter. As of June 30, 2007, the Company has determined that the return of the deposit and other circumstances surrounding the case prohibit the Company from reversing the accrual of the $1.004 million under SFAS 5, “Accounting for Contingencies”. The Company intends to continually re-evaluate the facts and circumstances surrounding the case and the related accounting.

Balance Sheet Changes

As of June 30, 2007 compared with December 31, 2006, certain balance sheet accounts changed substantially. Cash increased by $2.579 million from $2.554 million as of December 31, 2006 to $5.133 million as of June 30, 2007, primarily as a result of the increase in cash flows from operations and the return of the $1.004 million deposit in escrow along with $80 thousand in accrued interest. Net accounts receivable decreased $1.120 million, primarily as a result of the collection of certain accounts receivable balances that related to certain customers’ annual maintenance contracts that were billed during the fourth quarter of 2006 and collected during the six months end June 30, 2007. Deferred revenues decreased $371 thousand, primarily as a result the recognition of revenue related to certain accounts that are billed annually for which the billing occurred during the fourth quarter but revenue recognition did not begin until 2007.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended June 30, 2007 increased by $955 thousand or 31.7% to $3.969 million from $3.014 million for the comparable period in 2006. The primary reasons for the increase were a $475 thousand increase in software license fees, a $380 thousand increase in maintenance revenues, and a $101 thousand increase in implementation and consulting services revenues.

Cost of revenue. Cost of revenue as a percentage of total revenues was 31.6% and 34.1% for the three months ended June 30, 2007 and 2006, respectively. Cost of revenues increased $226 thousand or 22% to $1.255 million for the three months ended June 30, 2007 from $1.029 million for the comparable period in 2006. This increase was due primarily to a $131 thousand increase in labor-related costs and an $83 thousand increase in third party software costs.

Gross profit. Gross profit as a percentage of total revenue was 68.4% and 65.9% for the three months ended June 30, 2007 and 2006, respectively. Gross profit increased $729 thousand or 36.7% to $2.714 million for the three months ended June 30, 2007 from $1.985 million for the comparable period in 2006. The increase in gross profit margin was primarily associated with the $955 thousand increase in revenues. The significant increase in gross profit resulted primarily from higher margin software license and maintenance revenues which resulted in higher overall margins.

General and administrative. General and administrative expenses increased $119 thousand or 19.3% to $734 thousand for the three months ended June 30, 2007 compared to $615 thousand for the comparable period in 2006. The primary reasons for the increase was a $44 thousand increase in employee-related labor charges which were made up of a $24 thousand increase direct labor costs and a $20 thousand increase in charges related to the accrual of bonuses, and an increase of $34 thousand in legal expenses.

Sales and marketing. For the three months ended June 30, 2007, sales and marketing expenses increased $263 thousand or 53.2% to $757 thousand for the three months ended June 30, 2007 compared to $494 thousand for the comparable period in 2006. The increase in sales and marketing expenses is primarily associated with a combined $191 thousand increase in payroll, commission and consulting-related expenses, a $34 thousand increase in trade-show related expenses, and a $29 thousand increase in travel expenses. Of the $191 thousand increase in payroll, commission and consulting related expenses documented above, $159 thousand is related to additional sales commission accruals. The increase in commission accruals was related primarily to the increase in the net value (projected software license and implementation values) of the contracts generated during the quarter. The net value of the contracts generated during the three months ended June 30, 2007 increased approximately 159% from the similar period in 2006.

Research and development. Research and development expenses increased $186 thousand or 28.7% to $834 thousand for the three months ended June 30, 2007 compared to $648 thousand for the three months ended June 30, 2006. This increase was primarily due to an increase in payroll and related expenses of $137 thousand and an increase in contractor-related expenses primarily related to the development of new products of $59 thousand.

Depreciation and Software Amortization. Depreciation and software amortization costs for the three months ended June 30, 2007 and 2006 were $43 thousand and $47 thousand, respectively.

Income from operations before other income (expense). The Company's income from operations during the three months ended June 30, 2007 and 2006 was $346 thousand and $181 thousand, respectively.

Interest income. Interest income for the three months end June 30, 2007 and 2006 was $109 thousand and $0, respectively. The reason for the increase was $80 thousand worth of interest paid to the Company in conjunction with the return of the $1.004 million deposit in escrow. In addition, the Company’s higher cash balances during the quarter resulted in additional interest income.

Interest expense. Interest expense was $3 thousand for the three months ended June 30, 2007 and 2006.

Net income. The Company’s net income for the three months ended June 30, 2007 was $459 thousand and $178 thousand for the same period in 2006.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the six months ended June 30, 2007 increased $1.858 million or 31.9% to $7.688 million as compared with $5.830 million for the comparable period in 2006. This increase was due primarily to an increase in software license fees of $1.005 million, an increase in maintenance revenues of $729 thousand, and increase in revenues for implementation and consulting services of approximately $158 thousand.

Cost of revenue. Cost of revenue as a percentage of total revenues was 31.1% and 35.1% for the six months ended June 30, 2007 and 2006, respectively. Cost of revenues for the six months ended June 30, 2007 increased by $346 thousand or 16.9% to $2.394 million compared with $2.048 million for the comparable period in 2006. The primary reason for the increase in cost of revenues was an increase of $176 thousand in third party software costs and a $129 thousand increase in labor related expenses.

Gross profit. Gross profit as a percentage of total revenues was 68.9% and 64.9% for the six months ended June 30, 2007 and 2006, respectively. Gross profit was $5.294 million for the six months ended June 30, 2007 as compared to $3.782 million for the six months ended June 30, 2006, an increase of $1.512 million or 40%. The increase was primarily the result of increased software license and maintenance revenues which typically have higher margins.

General and administrative. General and administrative expenses increased $288 thousand or 23.0% to $1.540 million for the six months ended June 30, 2007 compared to $1.252 million for the comparable period in 2006. The primary reasons for the increase in general and administration was a $116 increase in labor-related charges which were made up of a $57 thousand increase direct labor costs and a $29 thousand increase in charges related to the accrual of bonuses, a $58 thousand increase in legal expenses, a $50 thousand increase in bad debt expenses, a $29 increase in education and training-related expenses, and a $11 thousand increase in insurance-related expenses.

Sales and marketing. Sales and marketing expenses increased $284 thousand or 28.7% to $1.273 million for the six months ended June 30, 2007 from $989 thousand for the comparable period in 2006. The primarily reason for the increase in costs was associated with a combined $197 thousand increase in sales commissions that resulted from the significant new sales during the quarter. In addition, travel expenses increased approximately $54 thousand, and consulting-related expenses increased $23 thousand. The increase in commission accruals was related primarily to the increase in the net value (projected software license and implementation values) of the contracts generated during the quarter. The net value of the contracts generated during the six months ended June 30, 2007 was approximately $4.734 million and $1.789 million for the similar period in 2006

Research and development. Research and development expenses increased $546 thousand or 45.0% to $1.758 million for the six months ended June 30, 2007 compared to $1.212 million for the same six months in 2006. The increase in research and development expenses was primarily due to a $370 thousand increase in labor-related costs and a $167 thousand increase in consulting costs. The increase in costs is primarily related to the development of new products.

Depreciation and software amortization. Depreciation and software amortization was $81 thousand and $90 thousand for the six months ended June 30, 2007 and 2006, respectively.

Income from operations before other income (expense). The Company's income from operations during the six months ended June 30, 2007 and 2006 was $642 thousand and $239 thousand, respectively.

Interest expense. Interest expense was $6 thousand for the six months ended June 30, 2007and 2006.

Income taxes. For the six months ended June 30, 2007, the Company’s income tax expense was minimal because of the Company’s net operating loss carryforwards. For the six months ended June 30, 2006, the Company did not record a provision for income taxes. No income tax is due for this period because the Company has net operating loss carry forwards from prior periods that fully offset the tax provision, and the deferred tax asset related to the net loss carry forwards is fully reserved by a valuation allowance.

Net income. The Company’s posted net income of $746 thousand and $957 thousand for the six months ended June 30, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $5.133 million as of June 30, 2007 compared to $2.554 million at December 31, 2006, none of which was restricted.

The Company had net working capital of $1.009 million as of June 30, 2007 and $172 thousand at December 31, 2006. The increase in working capital was primarily the result of the $2.579 million increase in the cash balance which was partially offset by a $1.120 million decrease in accounts receivable and the elimination of the $1.004 million Deposit in escrow account that was outstanding as of December 31, 2006 but eliminated as of June 30, 2007 due to the return of the deposit as part of the appellate court’s decision. At this time, the Company is unable to assess whether the matter will be retried, and if so, the likely outcome. As such, a liability equal to the amount of the returned funds, $1.004 million remains on the Company’s balance sheet.

The Company had shareholders’ equity of $1.244 million and virtually no debt as of June 30, 2007. The Company believes that it will generate positive cash flows from operations through 2007, and possibly thereafter. While the Company’s plans may change, the Company currently intends to spend between $200 thousand to $250 thousand during 2007 on capital equipment which may result in negative cash flows for investing activities. The Company’s cash flows from operations should be sufficient to meet its current cash requirements exclusive of acquisitions. The Company believes that based on its current backlog as well as projected pipeline of business, it will be able to achieve profitability for the year ended December 31, 2007 and possibly thereafter.

The Company has not ever paid and has no intention to pay dividends to the common shareholders in the foreseeable future.

Cash flows from operations provided $2.679 million in cash for the six months ended June 30, 2007. The cash provided during the six months ended June 30, 2007 consisted primarily of the net income of $746 thousand, net of non-cash changes which provided $258 thousand and changes in operating assets and liabilities which provided $1.675 million. The primary source of the Company’s operating cash inflows is its billings to customers for the sale of software, services, and maintenance and support. For the six months ended June 30, 2007 and 2006, the Company’s accounts receivable billings were approximately $6.99 million and $6.33 million, respectively. For the six months ended June 30, 2007 and 2006, the Company collected approximately $8.21 million and $6.06 million from accounts receivable. As a result of the cash collections from accounts receivable being significantly more than the billings, the Company’s gross accounts receivable balance decreased by approximately $1.171 million, while the cash balance increased by approximately $2.579 thousand. The Company’s cash outflows from operations were approximately $5.531 million and consisted primarily of two components, payroll and vendor-related expenses. Payroll related expenses typically range from 50%-60% of the Company’s cash outflows from operations with vendor payments typically making up the majority of the remaining amount. The Company believes that the cash flows from its recurring customer base, accounts receivable, backlog, and new system sales will provide for positive cash flows from operations on an annual basis in 2007 and possibly thereafter. Interest and non-operating cash flows are typically not material.

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

(C)      Internal Controls Over Financial Reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued hereunder, the Company will be required to furnish in its Annual Report on Form 10-KSB for the year ending December 31, 2007 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. For the year ended December 31, 2008, the Company’s independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), will be required to attest to and report on management’s assessment. The Company has begun work related to Section 404, but the Company has not yet fully evaluated or performed any tests on our compliance with this Section. Although the Company believes that the controls and procedures that were in place for the six months ended June 30, 2007 provide reasonable assurance the Company's control objectives are being met, neither the Company nor our auditors have confirmed this objective as will be required under Section 404. As a result, there is the possibility that material deficiencies as defined in Section 404 could exist.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represents potential fees and attorneys’ costs the Company could be required to pay in the event the Company did not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheets as of December 31, 2006 and March 31, 2007. Based on external evidence and the advice of legal counsel, the Company determined that it was more likely than not that the Company would be required to pay the $1.004 million. As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million during 2005. In December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. In May 2007, the $1.004 million Deposit in escrow was returned to the Company along with $80 thousand in accrued interest. As of June 30, 2007, the Company has determined that the return of the deposit and other circumstances surrounding the case prohibit the Company from reversing the accrual of the $1.004 million under SFAS 5, “Accounting for Contingencies”. The Company intends to continually re-evaluate the facts and circumstances surrounding the case and the related accounting.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the second quarter ended June 30, 2007.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31 Certification of the Chairman and Chief Executive Officer and Acting Principal Financial Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32 Certification of Chairman and Chief Executive Officer and Acting Principal Financial and Accounting Officer.

A Current Report on Form 8-K was filed on May 1, 2007 with respect to the Item 2.02, results of Operations and Financial Condition, announcing the Company’s results for the three months ended March 31, 2007.

A Current Report on Form 8-K was filed on May 22, 2007 with respect to the Item 8.01, Other Events, announcing the return of $1.004 million related to the summary judgment reversal in favor of the Company.

A Current Report on Form 8-K was filed on June 4, 2007, with respect to Item 8.01, Other Events, announcing the filing of a post effective amendment related to previously registered shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC.
A Colorado Corporation

Date:	July 27, 2007	/s/ Michael I. Ruxin, M.D.
Michael I. Ruxin, M.D. Chairman of the Board
and Chief Executive Officer and Acting Principal
Financial and Accounting Officer