Form 10QSB
period 2007-09-30
GLOBAL MED TECHNOLOGIES INC
filed 2007-10-30
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No   ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINDGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes  ☐   No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 26, 2007, 26,303,593 shares of the issuer's Common Stock were outstanding.

Transitional small Business Disclosure Format
(Check One):  Yes  ☐   No   ☒

GLOBAL MED TECHNOLOGIES, INC.
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
TABLE OF CONTENTS

Part I – Financial Information
		PAGE NO.
Item 1.	Unaudited Condensed Consolidated Financial Statements
a.	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2007
	and December 31, 2006	3
b.	Unaudited Condensed Consolidated Statements of Income for the
	three months ended September 30, 2007 and 2006	5
c.	Unaudited Condensed Consolidated Statements of Income for the nine
	months ended September 30, 2007 and 2006	6
d.	Unaudited Condensed Consolidated Statement of Stockholders’ Equity
	for the nine months ended September 30, 2007	7
e.	Unaudited Condensed Consolidated Statements of Cash Flows for the nine
	months ended September 30, 2007 and 2006	8
f.	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	17
Item 3.	Controls and Procedures	24
Part II – Other Information		24
Item 1.	Legal Proceedings	24
Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 6.	Exhibits and Reports on Form 8-K	25
Signatures		26

PART I – FINANCIAL INFORMATION

ITEM 1.      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

		December 31, 2006
	September 30, 2007 (Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$5,745	$2,554
Accounts receivable-trade, net	2,031	3,181
Accrued revenues, net	412	130
Prepaid expenses and other assets	213	254
Deposit in escrow	---	1,004

Total current assets	8,401	7,123

Equipment, furniture and fixtures, net	365	269

Total assets	$8,766	$7,392

See accompanying notes to unaudited condensed consolidated financial statements.

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED
 (In thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$480	$261
Accrued expenses and other current liabilities	1,876	1,800
Deferred revenue	3,417	3,854
Litigation accrual	---	1,004
Capital lease obligation and note payable, current portions	35	32
Total current liabilities	5,808	6,951

Litigation accrual	1,004	---
Capital lease obligation and note payable, less current	35	62
portions
Total liabilities	6,847	7,013
COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Convertible Preferred Stock Series A, $.01 par value:
Authorized shares – 100; 8 and 10 outstanding at September	7,960	9,975
30, 2007 and December 31, 2006, respectively
Convertible Preferred Stock Series BB, $.01 par value:
Authorized shares – 675; none outstanding	---	---
Preferred stock, $.01 par value: Authorized shares - 5,725;
None issued or outstanding	---	---
Common stock, $.01 par value: Authorized shares –
90,000; Issued and outstanding shares– 26,104 and 23, 212
at September 30, 2007 and December 31, 2006, respectively	261	232
Additional paid-in capital	53,738	51,510
Accumulated deficit	(60,040)	(61,338)
Total stockholders’ equity	1,919	379

Total liabilities and stockholders' equity	$8,766	$7,392

See accompanying notes to unaudited condensed consolidated financial statements.

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share information)

	Three months ended September 30,
	2007 (Unaudited)	2006 (Unaudited)

Revenues	$4,094	$2,854

Cost of revenues	1,172	961

Gross profit	2,922	1,893

OPERATING EXPENSES:
General and administrative	875	577
Sales and marketing	670	471
Research and development	783	742
Depreciation and software amortization	47	47
Total operating expenses	2,375	1,837

Income from operations	547	56

OTHER INCOME (EXPENSE):
Interest income	42	7
Interest expense	(3)	(3)
Total other income (expense)	39	4

Income before provision for income tax	586	60
Income tax expense	(34)	---

Net income	$552	$60

Basic and Diluted net income per common share
Basic	$0.02	$0.00
Diluted	$0.01	$0.00

Weighted average number of common shares outstanding
Basic	25,600	23,212
Diluted	44,469	37,604

See accompanying notes to unaudited condensed consolidated financial statements.

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share information)

	Nine months ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$11,782	$8,684

Cost of revenues	3,566	3,009

Gross profit	8,216	5,675

OPERATING EXPENSES:
General and administrative	2,415	1,829
Sales and marketing	1,943	1,460
Research and development	2,541	1,954
Depreciation and software amortization	128	137
Total operating expenses	7,027	5,380

Income from operations	1,189	295

OTHER INCOME (EXPENSE):
Interest income	167	7
Change in estimated fair value of derivative instrument	---	724
Interest expense	(9)	(9)

Total other income (expense)	158	722

Income before provision for income tax	1,347	1,017
Provision for income tax	(49)	---

Net income	$1,298	$1,017

Net income per common share
Basic	$0.05	$0.04
Diluted	$0.03	$0.03

Weighted average number of common shares outstanding:
Basic	24,035	23,152
Diluted	41,052	39,547

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

	Preferred Stock Shares Amount		Common Stock Shares Amount					Total
						Additional Paid-in Capital
							Accumulated Deficit

Balances, December 31,
2006	10	$9,975		$232		$51,510	$(61,338)	$379

Expense associated with
issuance of options for
services to employees or
consultants, (unaudited)	---	---	---	---		174	---	174

Option exercises (unaudited)	---	---	93	1		67	---	68

Conversion of Series A
Preferred Stock to
common shares
(unaudited)	(2)	(2,015)	2,799	28		1,987	---	---

Net income (unaudited)	---	---	---	---		---	1,298	1,298

Balances, September 30,
2007 (unaudited)	8	$7,960	26,104	$261	$		$(60,040)	$1,919

See accompanying notes to unaudited condensed consolidated financial statements.

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,298	$1,017
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization of software development costs	128	137
Bad debt expense	83	22
Common stock, options and warrants issued
for services and other, net	174	176
Change in estimated fair value of derivative instruments	---	(724)
Changes in operating assets and liabilities:
Accounts receivable-trade, net	1,089	(404)
Accrued revenues, net	(304)	448
Prepaid expenses and other assets	41	11
Escrow deposit	1,004	---
Accounts payable	219	259
Accrued expenses and other current liabilities	76	(144)
Deferred revenue	(437)	211

Net cash provided by operating activities	3,371	1,009

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment, furniture and fixtures	(224)	(131)

Net cash used in investing activities	(225)	(131)

See accompanying notes to the unaudited condensed consolidated financial statements.

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(In thousands)

	Nine months ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowing, notes payable and principal payments on debt and capital	(24)	28
lease obligations
Costs associated with Preferred Stock issuance and the related
registration statement	---	(80)
Exercise of options for cash	68	163
Net cash provided by (used) in financing activities	44	111

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	3,191	989

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,554	1,368

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,745	$2,357

SUPPLEMENTAL DISCLOSURES

Cash paid for the period:
Interest on note payable and capital lease	$9	$9
Income taxes	$180	$--

Non-cash financing activity:
Reclassification of Series A Convertible Preferred Stock from a
liability to additional paid-in-capital	$--	$14,543
Conversion of Series A Preferred Stock to common shares	$2,015	$--

See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1. BASIS OF PRESENTATION Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the “Company” or “Global Med”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position as of September 30, 2007 and the results of their operations and cash flows for the three and nine months ended September 30, 2007 and 2006 have been included.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The interim results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period of 2007 or for the year ending December 31, 2007.

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

During the nine months ended September 30, 2007, the Company increased its bad debt expense related to its accounts receivable reserve balance by $83 thousand. The increased reserves were in response to the deterioration in the days outstanding of certain accounts receivable balances. The Company believes that its reserve for accounts receivable are appropriate. The Company may make changes to its bad debt reserves with respect to specific customers as its assessment of collectibility changes. These changes are typically not material to the financial statements.

For those customer accounts for which revenue has been earned with the exception that collectibility of the amount is not deemed reasonably assured, the Company recognizes revenues related to these accounts in the period cash is received.

During the third quarter of 2007, the Company revised its methodology for allocating its estimated bonus expense between various cost categories within the statement of income. The Company believes this revised methodology will more closely reflect the final allocation of the year end bonus expenses.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (continued)

Significant Customers

During the nine months ended September 30, 2007 and 2006, there were no customers accounting for more than 10% of revenues. Although the Company had no individual customers accounting for more than 10% of revenues, one of the Company’s marketing partners that sells the Company’s products directly to its customers accounted for 27.5% and 23.0% of revenues for the nine months ended September 30, 2007 and 2006, respectively. In addition, this same marketing partner accounted for 17% of gross accounts receivable as of September 30, 2007 and 58.9% as of December 31, 2006, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is required to the extent any deferred tax assets may not be realizable. While the Company has net operating loss (“NOLs”) carryforwards related to certain tax jurisdictions, the Company has limited or no NOLs in others. As a result, the Company recognized tax expense for the three and nine month periods based on Company’s estimate of its current year-to-date tax liability. For the nine months ended September 30, 2007, the Company’s provision for income taxes was $49 thousand. No income tax was recognized for the three or nine months ended September 30, 2006, because the Company believed that its net operating loss carry forwards from prior periods would offset any income taxes.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (continued)

The Securities and Exchange Commission has issued a final rule on the “Internal Control over Financial Reporting in Exchange Act Periodic Reporting of Non-Accelerated Filers and newly Public Companies”. The final rules set the dates to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002. Non-accelerated filers must provide managements’ assessment regarding internal control over financial statements in its annual report for fiscal years ending after December 15, 2007, which will be the Company’s December 31, 2007 year end. In addition, the Company must comply with the auditor attestation requirement in fiscal years ending after December 15, 2008, which will be the Company’s December 31, 2008 fiscal year end. The Company is currently assessing whether or not it will be in full compliance with these internal control reporting requirements by the effective dates.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 which will be the Company’s December 31, 2008 fiscal year end. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial position and results of operations.

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

2. PEOPLEMED.COM, INC.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc. (“PeopleMed”), a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employee’s access to a patient's history. The remaining 17% of PeopleMed is owned by third parties and certain officers and directors of Global Med. There is no minority interest reflected in the September 30, 2007 or December 31, 2006 balance sheets because PeopleMed had a stockholders’ deficit as of those dates.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (continued)

3. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med,

Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represented potential fees and attorneys’ costs the Company could be required to pay in the event the Company did not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2006. Based on external evidence and the advice of legal counsel, the Company determined that it was more likely than not that the Company would be required to pay the $1.004 million. As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million during 2005. In December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. In May 2007, the $1.004 million Deposit in escrow was returned to the Company along with $80 thousand in accrued interest. As of September 30, 2007, the Company reclassified the Deposit in escrow as a long-term liability based on the prevailing circumstances of the case. As of September 30, 2007, the Company has determined that the return of the deposit and other circumstances surrounding the case prohibit the Company from reversing the accrual of the $1.004 million under SFAS 5, “Accounting for Contingencies”. The Company intends to continually re-evaluate the facts and circumstances surrounding the case and the related accounting.

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
SEPTEMBER 30, 2007 (continued)

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

During the nine months ended September 30, 2007, 2,015 shares of the Series A were converted into 2.799 million shares of the Company’s common stock.

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

The following summarizes the activity of the Company’s stock options for the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at January 1, 2007	11,585,108	$0.87
Granted	216,436	0.73
Exercised	(93,000)	0.73
Canceled or expired	(558,542)	1.80
Outstanding at September 30, 2007	11,150,002	$0.82	4.2	$3,204,839
Exercisable at September 30, 2007	9,871,556	$0.79	4.2	$3,191,003

There were 93 thousand options exercised during the nine months ended September 30, 2007. The total intrinsic value of options exercised during the nine-months ended September 30, 2007 was approximately $68 thousand.

The following summarizes the activity of the Company’s stock options that have not vested for the nine months ended September 30, 2007.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (continued)

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2007	1,193,990	$1.23
Granted	216,436	0.73
Canceled or expired	(20,200)	0.88
Vested	(111,780)	0.79
Nonvested at September 30, 2007	1,278,446	$0.94

As of September 30, 2007, there was $1.208 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 5 years. The total measurement fair value of shares vested during the nine months ended September 30, 2007 and 2006 was $174 thousand and $176 thousand, respectively.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Nine Months Ended September 30,
	2007	2006
Weighted average fair value at date of grant
for options granted during the period	$119,000	$498,000
Risk-free interest rates	4.42%	4.72%
Expected stock price volatility	363%	363%
Expected dividend yield	0	0

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. As of September 30, 2007, the Company anticipates all outstanding options will vest.

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

The following tables set forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2007 and 2006, respectively, (in thousands):

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (continued)

	Nine Months Ended September 30,
	2007	2006
Weighted average number of shares used in the basic
Earnings per share computation	24,035	23,152
Effect of dilutive securities:
Common stock options	1,744	1,057
Common stock warrants	2,235	1,484
Preferred stock convertible securities	13,038	13,854
Dilutive securities	17,017	16,395
Adjusted weighted average number of shares used in
diluted earnings per share computation	41,052	39,547

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-QSB are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or negative comparable terminology or by discussion of strategy.

The risks and uncertainties are discussed in greater detail in the Company’s other filings with the Securities and Exchange Commission, including, most recently, its Annual Report on Form 10-KSB. There may be additional risks of which the Company is not presently aware or that it currently believes are immaterial which could have an adverse impact its business. The Company makes no commitment to revise or update any forward-looking statement in order to reflect events or circumstances that may change.

Overview

The Company posted record revenues for the three and nine months ended September 30, 2007 of $4.094 million and $11.782 million, respectively. In addition for the three and nine months ended September 30, 2007, the Company posted net income of $552 thousand and $1.298 million, respectively.

Global Med Technologies, Inc. (“Global Med” or the “Company”) provides information management software products and services to the health care industry. Wyndgate operates as a division of Global Med and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. The Company’s PeopleMed.com, Inc. (“PeopleMed”) subsidiary offers chronic disease management as an application service provider (“ASP”). PeopleMed’s system uses the Internet to coordinate sources and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims and medical records. PeopleMed earns revenues primarily by providing ongoing ASP services. PeopleMed’s revenues were not significant during the three and nine months ended September 30, 2007 and 2006.

The Company has two main products in its Wyndgate division: SafeTraceÒ and SafeTrace TxÒ. SafeTrace is used by blood centers and hospitals to track blood donations. SafeTrace Tx is used primarily by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. Both products are designed to help the users comply with quality and safety standards of the U.S. Food and Drug Administration (“FDA”) for the collection and management of blood and blood products. The Company’s Wyndgate division earns revenues primarily through the sale of software licenses, implementation of the software systems sold, and by providing maintenance for the SafeTrace and SafeTrace Tx software systems. During the three and nine months ended September 30, 2007 and 2006, Wyndgate's revenues represented approximately 97% of the Company's total revenues. During these periods, PeopleMed's revenues represented the remainder.

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

Background

As discussed in further detail below, increases in the dollar value of software license and maintenance revenues contributed to the majority of the overall increase in revenues for the three and nine months ended September 30, 2007. Software license revenues increased because the dollar value of new system sales increased and the Company started out with a higher backlog of unrecognized software license fees at the beginning of 2007 than in 2006. Maintenance revenues increased as a result of initial maintenance billings in 2007 for contracts signed in prior years.

For the nine months ended September 30, 2007 and 2006, the Company’s operations generated positive cash flows from operating activities in the amount of $3.371 million and $1.009 million, respectively. For the three months ended September 30, 2007 and 2006, the Company’s operations generated positive cash flows from operating activities in the amount of $692 thousand and $496 thousand, respectively. The cash flows from operations for the nine months ended September 30, 2007 included the return of the $1.004 million deposit in escrow as well as $80 thousand in accrued interest. As a result primarily of the increased cash flows from operations, the Company’s cash balance was $2.554 million as of December 31, 2006, $3.013 million as of March 31, 2007, $5.133 million as of June 30, 2007, and $5.745 million as of September 30, 2007.

The Company continues to commit significant research and development (“R&D”) resources to the development of its ElDorado™ suite of products. As detailed further below, the increase in R&D expenses was primarily due to the additional costs associated with developing the Company’s ElDorado ™ suite of products. In May of this year, the Company’s first module of ElDorado, Donor Doc™, received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”). In October of this year, the Company submitted its ElDorado Donor ™ Module to the FDA for 510(k) clearance. ElDorado Donor is intended as a comprehensive blood management software application designed to provide for the information system needs of blood banks and donor centers. The software is designed to manage, automate, and control activities associated with donors, donor collections, testing, manufacturing, inventory, and distribution. ElDorado Donor was developed with scalability in mind and is designed to manage the system needs of diverse facilities, from small hospital blood banks to community blood centers, to regional and national centers, both domestically and internationally. The blood management software has been designed with guidance from the Company's technology workgroup, comprised of leading industry representatives from around the world. Throughout the ElDorado Donor development process, the work group's contributions assisted the Company in delivering a feature-rich and user-friendly solution.

Outlook

As of September 30, 2007, the annual recurring maintenance revenues that will be generated once all of the Company’s current customers have implemented the software will be approximately $8.5 million. Significant future revenue growth for the Company is contingent upon continued new system sales and successful implementation of the Company’s software at existing and future sites. The Company believes it may continue to grow its revenue at double-digit rates for the remainder of the current year, and on an annual basis possibly thereafter.

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

The Company has been engaged in a legal action involving a former officer and employee. Refer to the Legal Proceedings section for further discussion.

Balance Sheet Changes

As of September 30, 2007 compared with December 31, 2006, certain balance sheet accounts changed substantially. Cash increased by $3.191 million from $2.554 million as of December 31, 2006 to $5.745 million as of September 30, 2007, primarily as a result of the increase in cash flows from operations and the return of the $1.004 million deposit in escrow along with $80 thousand in accrued interest. Net accounts receivable decreased $1.089 million, primarily as a result of the collection of certain accounts receivable balances that related to certain customers’ annual maintenance contracts that were billed during the fourth quarter of 2006 and collected during the nine months end September 30, 2007. Deferred revenues decreased $437 thousand, primarily as a result of the recognition of revenue related to certain accounts that are billed annually for which the billing occurred during the fourth quarter but revenue recognition did not begin until 2007.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues.   Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended September 30, 2007 increased by $1.240 million or 43.4% to $4.094 million from $2.854 million for the comparable period in 2006. The primary reasons for the increase were an $860 thousand increase in software license fees, a $322 thousand increase in maintenance revenues, and a $66 thousand increase in consulting services revenues. The increase in software license fees resulted primarily from new system sales.

The table below shows the percentage of our total reported revenues for the period. The maintenance, consulting services, and software license fees relate primarily to the Company’s SafeTrace and SafeTrace Tx software.

	2007	2006
Maintenance	42.1%	49.1%
Consulting services	24.4%	32.9%
Software license fees	31.4%	14.9%
PeopleMed	2.1%	3.1%

Total Revenue	100%	100%

Cost of revenue.   Cost of revenue as a percentage of total revenues was 28.6% and 33.7% for the three months ended September 30, 2007 and 2006, respectively. Cost of revenues increased $211 thousand or 22% to $1.172 million for the three months ended September 30, 2007 from $961 thousand for the comparable period in 2006. This increase was due primarily to a $155 thousand increase in labor-related costs and an $48 thousand increase in third party software costs.

Gross profit.   Gross profit as a percentage of total revenue was 71.4% and 66.3% for the three months ended September 30, 2007 and 2006, respectively. Gross profit increased $1.029 million or 54.4% to $2.922 million for the three months ended September 30, 2007 from $1.893 million for the comparable period in 2006. The increase in gross profit margin was primarily associated with the $1.240 million increase in revenues. The significant increase in gross profit resulted primarily from the increase in higher margin software license and maintenance revenues.

General and administrative. General and administrative expenses increased $298 thousand or 51.6% to $875 thousand for the three months ended September 30, 2007 compared to $577 thousand for the comparable period in 2006. The primary reasons for the increase was a $181 thousand increase in employee-related labor charges, which were made up primarily of accrued bonuses that have been authorized by the Board of Directors to be paid in the event the Company achieves certain minimum levels of pre-tax income for the year.

Sales and marketing. For the three months ended September 30, 2007, sales and marketing expenses increased $199 thousand or 42.3% to $670 thousand for the three months ended September 30, 2007 compared to $471 thousand for the comparable period in 2006. The increase in sales and marketing expenses is primarily associated with a combined $163 thousand increase in payroll, commission and consulting-related expenses and a $24 thousand increase in hiring expenses. Of the $163 thousand increase in payroll, commission and consulting related expenses documented above, $41 thousand related to increased sales commission expenses.

Research and development. Research and development expenses increased $41 thousand or 5.5% to $783 thousand for the three months ended September 30, 2007 compared to $742 thousand for the comparable period in 2006. This increase was primarily due to an increase in payroll and contractor-related expenses primarily related to the development of new products.

Depreciation and Software Amortization.   Depreciation and software amortization costs for the three months ended September 30, 2007 and 2006 were $47 thousand and $47 thousand, respectively.

Income from operations before other income (expense).   The Company's income from operations during the three months ended September 30, 2007 and 2006 was $547 thousand and $56 thousand, respectively.

Interest income.   Interest income for the three months ended September 30, 2007 and 2006 was $42 thousand and $7, respectively. The Company’s higher cash balances during the quarter resulted in the additional interest income.

Interest expense.   Interest expense was $3 thousand for the three months ended September 30, 2007 and 2006.

Income taxes.   For the three months ended September 30, 2007, the Company’s income tax expense was not significant because of the Company’s net operating loss carryforwards. For the three months ended September 30, 2006, the Company did not record a provision for income taxes. No income tax is due for this period because the Company has net operating loss carry forwards from prior periods that fully offset the tax provision, and the deferred tax asset related to the net loss carry forwards is fully reserved by a valuation allowance.

Net income. The Company’s net income for the three months ended September 30, 2007 was $552 thousand and $60 thousand for the same period in 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues.   Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the nine months ended September 30, 2007 increased $3.098 million or 35.7% to $11.782 million as compared with $8.684 million for the comparable period in 2006. This increase was due primarily to an increase in software license fees of $1.865 million, an increase in maintenance revenues of $1.076 thousand, and an increase in consulting revenues of approximately $163 thousand. The increase in revenues was primarily the result of new system sales in the fourth quarter of 2006 and higher new system sales during the first nine months of 2007.

The table below shows the percentage of our total reported revenues for the period. The maintenance, consulting services, and software license fees relate primarily to the Company’s SafeTrace and SafeTrace Tx software.

	2007	2006
Maintenance	42.3%	45.3%
Consulting services	25.5%	32.7%
Software license fees	29.6%	18.7%
PeopleMed	2.6%	3.3%

Total Revenue	100%	100%

Cost of revenue. Cost of revenue as a percentage of total revenues was 30.3% and 34.6% for the nine months ended September 30, 2007 and 2006, respectively. Cost of revenues for the nine months ended September 30, 2007 increased by $557 thousand or 18.5% to $3.566 million compared with $3.009 million for the comparable period in 2006. The primary reason for the increase in cost of revenues was an increase of $224 thousand in third party software costs and a $155 thousand increase in labor related expenses.

Gross profit. Gross profit as a percentage of total revenues was 69.7% and 65.4% for the nine months ended September 30, 2007 and 2006, respectively. Gross profit was $8.216 million for the nine months ended September 30, 2007 as compared to $5.675 million for the comparable period in 2006, an increase of $2.541 million or 44.8% . The increase was primarily the result of increased software license and maintenance revenues which typically have higher margins.

General and administrative. General and administrative expenses increased $586 thousand or 32.0% to $2.415 million for the nine months ended September 30, 2007 compared to $1.829 million for the comparable period in 2006. The primary reasons for the increase in general and administration was a $118 increase in payroll-related charges, a $178 thousand increase in charges related to accrued bonuses that have been authorized by the Board of Directors to be paid in the event the Company achieves certain levels of pretax income for the year, a $29 thousand increase in legal expenses, a $60 thousand increase in bad debt expenses, a $44 increase in education and training-related expenses, and a $51 thousand increase in compensation related to stock options.

Sales and marketing. Sales and marketing expenses increased $483 thousand or 33.1% to $1.943 million for the nine months ended September 30, 2007 from $1.460 million for the comparable period in 2006. The primarily reason for the increase in costs was associated with a combined $361 thousand increase in payroll, commission and consulting related expenses of which $239 thousand related to commission expense associated primarily with higher sales levels. In addition, travel expenses increased approximately $25 thousand.

Research and development. Research and development expenses increased $587 thousand or 30.0% to $2.541 million for the nine months ended September 30, 2007 compared to $1.954 million for the same nine months in 2006. The increase in research and development expenses was primarily due to an increase in labor-related costs and consulting costs. The increase in costs is primarily related to the development of new products.

Depreciation and software amortization. Depreciation and software amortization was $128 thousand and $137 thousand for the nine months ended September 30, 2007 and 2006, respectively.

Income from operations before other income (expense). The Company's income from operations during the nine months ended September 30, 2007 and 2006 was $1.189 million and $295 thousand, respectively.

Interest expense.   Interest expense was $9 thousand for the nine months ended September 30, 2007 and 2006.

Income taxes.   For the nine months ended September 30, 2007, the Company’s income tax expense was minimal because of the Company’s net operating loss carryforwards. For the nine months ended September 30, 2006, the Company did not record a provision for income taxes. No income tax is due for this period because the Company has net operating loss carry forwards from prior periods that fully offset the tax provision, and the deferred tax asset related to the net loss carry forwards is fully reserved by a valuation allowance.

Net income.   The Company’s posted net income of $1.298 million and $1.017 million for the nine months ended September 30, 2007 and 2006, respectively. For 2006, $724 thousand related to a one-time, non-cash gain.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $5.745 million as of September 30, 2007 compared to $2.554 million at December 31, 2006, none of which was restricted.

The Company had net working capital of $2.593 million as of September 30, 2007 and $172 thousand at December 31, 2006. The increase in working capital was primarily the result of the $3.191 million increase in the cash balance. In addition, the $1.004 million Deposit in escrow that was classified as a current liability on the Company’s balance sheet was reclassified to a long-term liability based on the current circumstances of the case. At this time, the Company is unable to assess whether the matter will be retried, and if so, the likely outcome. As such, a long-term liability equal to the amount of the returned funds, $1.004 million, remains on the Company’s balance sheet.

The Company had shareholders’ equity of $1.919 million and virtually no debt as of September 30, 2007. The Company believes that it will generate positive cash flows from operations through 2007, and possibly thereafter. While the Company’s plans may change, the Company currently intends to spend between $200 thousand to $250 thousand during 2007 on capital equipment which may result in negative cash flows for investing activities. The Company’s cash flows from operations should be sufficient to meet its current cash requirements exclusive of acquisitions. The Company believes that based on its current backlog as well as projected pipeline of business, it will be able to achieve profitability for the year ended December 31, 2007 and possibly thereafter.

The Company has not ever paid and has no intention of paying dividends to the common shareholders in the foreseeable future.

Cash flows from operations provided $3.371 million in cash for the nine months ended September 30, 2007. The cash provided during the nine months ended September 30, 2007 consisted primarily of the net income of $1. 298 million, net of non-cash changes which provided $385 thousand, and changes in operating assets and liabilities which provided $1.688 million. The primary source of the Company’s operating cash inflows is its billings to customers for the sale of software, services, and maintenance and support. For the nine months ended September 30, 2007 and 2006, the Company’s accounts receivable billings were approximately $11.1 million and $9.5 million, respectively. For the nine months ended September 30, 2007 and 2006, the Company collected approximately $12.4 million and $9.1 million, respectively from accounts receivable. As a result of the cash collections from accounts receivable being significantly more than the billings, the Company’s gross accounts receivable balance decreased by approximately $1.183 million, while the cash balance increased by approximately $3.191 million. The Company’s cash outflows from operations were approximately $10.2 million and consisted primarily of two components, payroll and vendor-related expenses. Payroll related expenses typically range from 50%-60% of the Company’s cash outflows from operations with vendor payments typically making up the majority of the remaining amount. The Company believes that the cash flows from its recurring customer base, accounts receivable, backlog, and new system sales will provide for positive cash flows from operations on an annual basis in 2007 and possibly thereafter. Interest and non-operating cash flows are typically not material.

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

(C) Internal Controls Over Financial Reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued hereunder, we will be required to include in our Annual Report on Form 10-KSB for the year ending December 31, 2007 a report on management’s assessment of the effectiveness of our internal controls over financial reporting. The Company has not yet evaluated or tested our compliance with this Section. Although we believe that the controls and procedures that were in place for the year ended December 31, 2006 provide reasonable assurance the Company's control objectives are being met, neither we nor our auditors have confirmed this objective as will be required under Section 404. As a result, there is the possibility that material deficiencies as defined in Section 404 could exist.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represented potential fees and attorneys’ costs the Company could be required to pay in the event the Company did not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2006. Based on external evidence and the advice of legal counsel, the Company determined that it was more likely than not that the Company would be required to pay the $1.004 million. As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million during 2005. In December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. In May 2007, the $1.004 million Deposit in escrow was returned to the Company along with $80 thousand in accrued interest. As of September 30, 2007, the Company reclassified the Deposit in escrow as a long-term liability based on the prevailing circumstances of the case. As of September 30, 2007, the Company has determined that the return of the deposit and other circumstances surrounding the case prohibit the Company from reversing the accrual of the $1.004 million under SFAS 5, “Accounting for Contingencies”. The Company intends to continually re-evaluate the facts and circumstances surrounding the case and the related accounting.

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

Exhibit 32 Certification of Chairman and Chief Executive Officer and Acting Principal Financial and Accounting Officer.

A Current Report on Form 8-K was filed on July 30, 2007 with respect to the Item 2.02, results of Operations and Financial Condition, announcing the Company’s results for the three and six months ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC.
A Colorado Corporation

Date:	October 30, 2007	By: /s/ Michael I. Ruxin, M.D.
Michael I. Ruxin, M.D. Chairman of the Board
and Chief Executive Officer and Acting Principal
Financial and Accounting Officer