Form 10KSB
period 2007-12-31
GLOBAL MED TECHNOLOGIES INC
filed 2008-03-10
CIK 1009463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2007
OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period From ___________ To __________

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
Common Stock, $.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.   Yes  ☒     No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

State issuer’s revenues for its most recent fiscal year $16.079 million.

Aggregate market value of voting stock held by non-affiliates as of March 4, 2008; $17.377 million based on the closing bid price of $1.14 per share as of that date.

Shares of common stock, $.01 par value, outstanding as of March 4, 2008, 26,942,088.

Transitional Small Business Disclosure Format (check one).   Yes  ☐  No  ☒

Documents incorporated by reference: See Part III, Item 13, and “EXHIBIT INDEX” on page __ for a listing of documents incorporated by reference into this Annual Report on FORM 10-KSB.

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

Global Med sells various core products and their related components through its Wyndgate division: SafeTrace®, SafeTrace Tx®, and its ElDorado™ product suite. SafeTrace is used to assist community blood centers, hospitals, plasma centers and outpatient clinics in the U.S. in complying with the quality and safety standards of the U.S. Food and Drug Administration (the “FDA”) for the collection and management of blood and blood products. SafeTrace Tx is a transfusion management information system that is designed to be used by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. SafeTrace Tx provides electronic cross-matching capabilities to help insure blood compatibility with patient-recipients and tracks, inventories, bills and documents all activities with blood products from the time blood products are received in inventory to the time the blood products are used or returned to blood centers. SafeTrace Tx complements SafeTrace, because the combined SafeTrace Tx and SafeTrace software system is now able to integrate hospitals with blood centers and provide a “vein-to-vein”Ò tracking of the blood supply. SafeTrace Tx received FDA clearance on January 29, 1999.

The Company plans to continue to commit significant research and development (“R&D”) resources to the development of its ElDorado suite of products. In May of 2007, the Company’s first module of ElDorado, Donor Doc™, received 510(k) clearance from the FDA. Donor Doc is an electronic history questionnaire that assists in the blood donor screening process. On February14, 2008, the Company received 510(k) clearance from the FDA for ElDorado Donor. ElDorado Donor is intended as a comprehensive blood management software application designed to provide for the information system needs of blood banks and donor centers. The software is designed to manage, automate, and control activities associated with donors, donor collections, testing, manufacturing, inventory, and distribution. ElDorado Donor was developed with scalability in mind and is designed to manage the system needs of diverse facilities, from small hospital blood banks to community blood centers, to regional and national centers, both domestically and internationally. The blood management software has been designed with guidance from the Company's technology workgroup, comprised of leading industry representatives from around the world. Throughout the ElDorado Donor development process, the work group's contributions assisted the Company in delivering a feature-rich and user-friendly solution.

SafeTrace, SafeTrace Tx, and ElDorado Donor and Donor Doc have been cleared by the FDA for sale in the United States. The Company’s development efforts are focused on developing new software products as well as continuously improving its existing products. The Company plans to continue to commit significant development resources to the development of its ElDorado product suite. Some of these additional products are considered medical devices by the FDA. The Company will be required to obtain FDA 510(k) clearance for these medical devices prior to their sale or introduction into the U.S. market.

In 1999, Global Med introduced PeopleMed. PeopleMed supports chronic disease management as an ASP. PeopleMed’s system uses the Internet to coordinate sources of information and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims, and medical records. PeopleMed began offering validation services to the blood bank industry late in 2007. Validation services include documenting and testing systems to enable the user of these systems to conform to specific requirements and regulations. In fall of 2007, PeopleMed’s services were expanded to include validation activities and offering of quality-certified resources to help clients and non-clients perform FDA-required user validation testing on blood bank software systems prior to Go-Live. In addition to Go-Live activities, PeopleMed also offers independent services for system revalidation for clients who are upgrading to newer versions and for clients modifying the setup of the software application to meet the May 2008 deadline to start using a new required label format for blood products called ISBT 128.

PeopleMed is owned 83% by Global Med Technologies, Inc., 11% by the Company’s Chairman and CEO, and 6% owned by third parties. Global Med Technologies, Inc. and PeopleMed are referred to collectively herein as the “Company” or “Global Med”.

All of Global Med’s revenues were generated from providing products and services to end users located throughout the United States, Canada, the Caribbean and Africa. Sales outside of the United States were not material.

COMPETITION

There is substantial competition in all aspects of the blood bank and hospital information management industry. Numerous companies are developing technologies and marketing products and services in the healthcare information management area. Many competitors in the blood bank industry have received FDA clearance for their products. Many of these competitors have been in business longer and have substantially greater personnel and financial resources than Global Med. Global Med believes it is able to compete based on the current technological capabilities of SafeTrace, SafeTrace Tx, and ElDorado Donor and Donor Doc.

CUSTOMERS

During the years ended December 31, 2007 and 2006, Global Med had customers located in numerous locations across the United States, Africa, Canada and the Caribbean, and sales are not concentrated in any geographic or economic region. Global Med’s international sales were not material.

DEPENDENCE ON MAJOR CUSTOMERS

As of January 31, 2008, Global Med, through its Wyndgate division, had 293 customers. It intends to continue to target domestic and international blood centers, plasma centers and hospital donor and transfusion centers. During the years ended December 31, 2007 and 2006, there were no customers accounting for more than 10% of revenues.

Although the Company had no individual customers accounting for more than 10% of revenues, one of the Company’s marketing partners that sells the Company’s products directly to its customers accounted for 25.2% and 26.7% of revenues during 2007 and 2006, respectively. In addition, this same marketing partner accounted for 56.3% and 58.9% of gross accounts receivable as of December 31, 2007 and 2006, respectively.

Royalty And Commission Agreements

The Royalty Group. Pursuant to a development agreement between Wyndgate and the Royalty Group, Wyndgate developed SafeTrace and must make royalty payments to the Royalty Group based on a percentage of Wyndgate’s SafeTrace license fees collected, measured by cash received from SafeTrace licensees, net of certain fees and charges. The royalty schedule is based upon the first date of SafeTrace license invoicing, which was September 14, 1995. The royalty amounts are computed as a percentage of software license fees collected. For the years ended December 31, 2007 and 2006, Global Med expensed $17 thousand and $14 thousand, respectively, and these amounts are included in the cost of revenues in the statement of operations. Global Med has accrued but not paid any royalties for the years ended December 31, 2007 and 2006. As of December 31, 2007, the outstanding royalty obligation was approximately $154 thousand.

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

Government Approval And Regulation

Global Med’s products and services are subject to regulations adopted by governmental authorities, including the FDA, which governs blood center computer software products regulated as medical devices. The FDA requires all blood tracking application software vendors to submit a 510(k) application for review. The application process for FDA review and compliance with FDA guidelines relates to computer software products regulated as medical devices. The FDA considers software products intended for the following to be medical devices: (i) use in the manufacture of blood and blood components; or (ii) maintenance of data used to evaluate the suitability of donors and the release of blood or blood components for transfusion or further manufacturing. As medical device manufacturers, Global Med and its competitors are required to register with the Center for Biologics Evaluation and Research (“CBER”), list their medical devices, and submit a pre-market notification or application for pre-market review. In April 1997, Global Med’s Wyndgate division received notification from the FDA of its finding of “substantial equivalence” of SafeTrace. This determination provides a 510(k) clearance and permits Global Med to continue to market SafeTrace. In January 1999, the 510(k) clearance was received for SafeTrace Tx. In May of 2007, the Company’s first module of ElDorado, Donor Doc, received 510(k) clearance from the FDA. In February of 2008, the Company received 510(k) clearance from the FDA for ElDorado Donor.

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

Employees

As of February 1, 2008, Global Med had 90 full-time employees, consisting of 2 employees in the corporate offices in Lakewood, Colorado and 51 employees at Wyndgate’s offices near Sacramento, California and the remainder are spread throughout the United States. Global Med has employment agreements with certain personnel. Global Med’s employees are not represented by a labor union or subject to collective bargaining agreements. Global Med has never experienced a work stoppage and believes that its employee relations are satisfactory.

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

ITEM 2. DESCRIPTION OF PROPERTIES

As of February 2008, the Company occupied two primary locations. The Company occupies approximately 1,252 square feet of office space in Lakewood, Colorado and the lease expires on February 14, 2010. The Company leases approximately 19 thousand square feet of office space in El Dorado Hills, California, expiring on August 31, 2013.

ITEM 3.   LEGAL PROCEEDINGS

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represented potential fees and attorneys’ costs the Company could be required to pay in the event the Company did not prevail on appeal. The $1.004 million was classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2006. Based on external evidence and the advice of legal counsel, the Company determined that it was more likely than not that the Company would be required to pay the $1.004 million. As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million during 2005. In December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. In May 2007, the $1.004 million Deposit in escrow was returned to the Company along with $80 thousand in accrued interest. As of December 31, 2007, the Company reclassified the Deposit in escrow as a long-term liability based on the prevailing circumstances of the case. As of December 31, 2007, the Company has determined that the return of the deposit and other circumstances surrounding the case prohibit the Company from reversing the accrual of the $1.004 million under SFAS 5, “Accounting for Contingencies”. The Company intends to continually re-evaluate the facts and circumstances surrounding the case and the related accounting.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth the quarterly high and low bid prices for the Company’s common stock for the two years ended December 31, 2007 and 2006.

COMMON STOCK

	FISCAL YEAR 2007

	HIGH	LOW
First Quarter (January 2007 to March 2007)	$0.80	$0.60
Second Quarter (April 2007 to June 2007)	$1.15	$0.65
Third Quarter (July 2007 to September 2007)	$1.46	$0.81
Fourth Quarter (October 2007 to December 2007)	$1.46	$0.97

	FISCAL YEAR 2006

	HIGH	LOW
First Quarter (January 2006 to March 2006)	$1.03	$0.76
Second Quarter (April 2006 to June 2006)	$0.99	$0.52
Third Quarter (July 2006 to September 2006)	$0.70	$0.43
Fourth Quarter (October 2006 to December 2006)	$0.80	$0.51

Holders

As of December 31, 2007, the Company had approximately 138 holders of record of the Company’s common stock.

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

Preferred Stock

The Company has 7,735 shares of Series A Preferred Stock that are outstanding as of February 1, 2008. There are currently no dividends on the preferred stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

During the years ended December 31, 2007, 2006 and 2005, Global Med did not sell any securities which it did not subsequently register.

The following table details equity securities authorized for issuance as of December 31, 2007.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of	Weighted average	equity compensation
	outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected in
	and rights	warrants and rights	column (a)
Plan Category	(a)	(b)	(c)
Equity plans approved by the
shareholders
2001 Stock Option Plan	6,165,602	$0.90	3,761,398
Compensation Plan	--	--	830,000

Equity plans not approved by the
shareholders
Stock Options	4,658,000	$0.71	813,992
Warrants	12,340,626	$0.69	--
Total	23,164,228	$0.75	5,405,390

The number of common shares available for issuance or already issued under the terms of the existing stock option grants or under the stock option plan and stock compensation plan are subject to adjustment under certain conditions that include the declaration of stock dividends, or stock splits, etc.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Business Strategy

The Company’s business strategy for marketing and selling its products and services is two pronged:

1.	The first prong is comprised of direct selling to customers through the Company's internal sales force; and

2.	The second prong is focused on marketing and selling directly through agreements with companies (“Channel Partner Agreements”) that are established in blood donor hospital markets.

The Company’s ability to increase future revenues is highly dependent upon the Company’s ability to make further inroads in selling its products directly to potential customers or expanding its customer base through acquisitions. These Channel Partner Agreements are more fully described in “BUSINESS”, “ROYALTY AND COMMISSION AGREEMENTS.” In addition, the Company’s success is dependent upon the ability of its marketing partners to sell their complementary products in conjunction with the Company’s. Management of the Company is focused on increasing its revenues and cash flows through direct sales efforts, increasing its marketing footprint through adding additional channel partners and strategic alliances, and developing new products and enhanced functionality to its existing product mix to attract potential customers. The Company is actively pursuing domestic and international acquisitions of software companies that service the healthcare industry. Global Med’s acquisition strategy is to purchase companies that sell software products that complement its current product mix. Global Med is focused on acquiring companies that will result in accretive earnings to the Company in the first year of the acquisition and thereafter. Global Med’s goal is to become the world’s leading supplier of blood management software. The Company may use either equity or debt financing or its cash to proceed with its planned strategy for significant acquisitions.

Overview/Outlook

Global Med provides information management software products and services to the health care industry. Wyndgate operates as a division of Global Med and designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. During the fourth quarter ended December 31, 2007, Global Med recognized record revenues of $4.297 million and record operating income of $698 thousand.

The Company sells various core products and their related components through its Wyndgate division: SafeTrace, SafeTrace Tx, and its ElDorado product suite. SafeTrace is used by blood centers and hospitals to track blood donations. SafeTrace Tx is used primarily by hospitals and centralized transfusion services to help insure the quality of blood transfused into patient-recipients. Both products are designed to help the users comply with quality and safety standards of the FDA for the collection and management of blood and blood products. The Company’s Wyndgate division earns revenues primarily through the sale of software licenses, implementation of the software systems sold, and by providing maintenance for the SafeTrace and SafeTrace Tx software systems. ElDorado Donor is intended as a comprehensive blood management software application designed to provide for the information system needs of blood banks and donor centers. Donor Doc is an electronic history questionnaire that assists in the blood donor screening process.

The Company has received FDA 510(k) clearance on two modules of its ElDorado product suite. The Company plans to continue to commit significant financial resources to its research and development efforts in order to bring additional and improved modules of ElDorado to market. The Company’s development efforts are focused on developing new software products as well as improving its existing products. Because some of the products the Company is developing are considered medical devices by the FDA, the Company will be required to obtain FDA 510(k) clearance for these medical devices prior to their sale or introduction into the market. As a result of these planned continued development efforts, R&D expenses should continue to be higher than in prior years, but the Company believes that R&D expenditures as a percentage of revenues should decline as the Company’s revenues continue to grow. The Company believes that these additional R&D expenditures and the resultant products will help continue to fuel revenue growth.

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

Overall, Global Med’s revenues for the year ended December 31, 2007 increased $3.717 million or 30.1% to $16.079 million from $12.362 million from the prior year. Cost of revenues increased $862 thousand or 21.3% for the year ended December 31, 2007 to $4.904 million from $4.042 million for the prior year. For the year ended December 31, 2007 and 2006, operating expenses were $9.288 million and $7.512 million, and net income was $1.978 million and $1.381 million, respectively. The increase in net income was primarily attributable to the increase in revenues.

For the year ended December 31, 2007, operations provided $4.421 million in cash. For the comparable period in 2006, Global Med’s operations provided $1.224 million in cash. The Company believes that its cash flows from the sale of SafeTrace, SafeTrace Tx, and new products to customers and the current backlog of existing business will continue to be strong on an annual basis through the remainder of fiscal year 2008 and possibly thereafter. The Company believes its revenues and operating income will continue to grow in 2008 and possibly beyond. For the fourth quarter ended December 31. 2007, the Company’s revenues increased $619 thousand or 16.8% to $4.297 million from $3.678 million during the comparable quarter in 2006.

The Company believes that its current customer base and projected backlog of business, as well as sales to new customers, will be sufficient to fund operations which include its planned software development activities, and likely will generate positive cash flows from operations and negative cash flows from investing activities through 2008, and possibly thereafter. The Company believes that based on its recurring revenues, current backlog, and its projected pipeline of business, it will be profitable during 2008 and possibly thereafter.

Balance Sheet Changes

As of December 31, 2007 and 2006, certain balance sheet account changes were significant. Cash increased by $4.194 million primarily as a result of the cash flows from operations; accrued revenues increased by $714 thousand as a result of increased revenues; deposit in escrow decreased by $1.004 million as a result of the return of this deposit; deferred revenue increased $621 thousand primarily as a result of maintenance-related billings and the Company’s shareholders equity increased $2.551 million as a result primarily of net income for the year. Deferred revenue represents contractual billings to customers. It is principally comprised of support and maintenance and implementations revenues for which the customer has been billed but the services or products have not yet been performed or delivered, respectively. As of December 31, 2007 and 2006, approximately $1.889 million and $1.225 million of deferred revenue was also in accounts receivable.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

RESULTS OF OPERATIONS

Revenues.  Revenues are comprised of software sales, maintenance and usage fees revenues, implementation and consulting revenues.

Revenues from license fees, maintenance and usage fees increased $2.898 million, or 33.3% to $11.602 million for the year ended December 31, 2007 compared to $8.704 million for the year ended December 31, 2006. The increase was due to a $1.392 million increase in maintenance fees and a $1.506 million increase in license fees.

Revenues from implementation and consulting services increased $819 thousand or 22.4% to $4.477 million for the year ended December 31, 2007 compared to $3.658 million for the year ended December 31, 2006. The increase was primarily attributable to consulting services provided to customers that are utilizing the Company’s products in a production environment.

The table below shows for the periods indicated the percentage of our total reported revenues. The maintenance, consulting services, and software license fees relate primarily to the Company’s SafeTrace and SafeTrace Tx software.

	Year Ended December 31,
	2007	2006
Maintenance	42.7%	44.4%
Consulting services	27.9%	29.5%
Software license fees	27.0%	22.9%
PeopleMed	2.4%	3.2%

	100%	100%

As discussed in further detail below, increases in the dollar value of software license and maintenance revenues contributed to the majority of the overall increase in revenues for the year ended 2007. Software license revenues increased because the dollar value of new system sales increased and the Company started out with a higher backlog of unrecognized software license fees at the beginning of 2007 than in 2006. Maintenance revenues increased as a result of initial maintenance billings in 2007 for contracts signed in prior years.

For the year ending December 31, 2008, the Company believes recurring maintenance revenues will be approximately $7.9 million. Maintenance revenue for 2007 was approximately $6.9 million. This amount will continue to grow as the Company adds new customers. Significant future revenue growth for the Company is contingent upon continued new system sales, successful implementation of the Company’s software at existing and future sites, and acceptance of the Company’s new and future products. Exclusive of acquisitions, the Company believes it may continue to grow its revenue at double-digit rates for 2008 and on an annual basis possibly thereafter. This growth is expected to come from its increasing recurring revenue base, software system sales to new customers, and the sales of additional software and services to its existing customer base.

Cost of Revenues.   Cost of revenues related to software license fees, maintenance and usage fees increased $132 thousand, or 7.4%, to $1.920 million for the year ended December 31, 2007, from $1.788 million for the year ended December 31, 2006. The increase was mainly due to increased costs related to the purchase of third party software that was resold.

Cost of revenues associated with implementations and other consulting revenues increased $730 thousand, or 32.4%, to $2.984 million during the year ended December 31, 2007 compared to $2.254 million for the year ended December 31, 2006. The increase was primarily associated with the increased payroll costs necessary for the Company to deliver increased services revenues.

The overall gross profit as a percentage of revenues was 69.5% and 67.3% for the years ended December 31, 2007 and 2006, respectively. The increase in margins is a direct result of increased software license and maintenance fees that typically have higher margins than the Company’s other revenue category.

General and Administrative.   General and administrative expenses increased $798 thousand, or 32.3%, to $3.272 million for the year ended December 31, 2007 as compared to $2.474 million for the year ended December 31, 2006. The primary reasons for the increase in general and administration was a $213 thousand increase in charges related to bonuses, a $127 thousand increase in payroll expenses, a $102 thousand increase in legal expenses, a $72 thousand increase in compensation related to stock options, a $56 thousand increase in contract services, a $48 thousand increase in education and training-related expenses, a $42 thousand increase in travel-related expenses, and a $41 thousand increase in bad debt expenses.

Sales and Marketing.  Sales and marketing expenses increased $556 thousand or 26.4% to $2.664 million for the year ended December 31, 2007 from $2.108 million for the year ended December 31, 2006. The primary reasons for the increase in sales and marketing relate to a $165 thousand increase in internal commissions associated with higher sales, a $114 thousand increase in contract services, a $90 thousand increases in payroll-related expenses, a $45 thousand increase in travel expenses, a $41 thousand increase in marketing-related expenses, and a $30 thousand increase in hiring expenses. For the year ended December 31, 2007, sales and marketing expenses were approximately 16.6% of revenues and approximately 17.1% during 2006.

Research and Development.   Research and development (‘R&D”) expenses increased by $426 thousand, or 15.5%, to $3.171 million for the year ended December 31, 2007 from $2.745 million for the year ended December 31, 2006. The increase in research and development expenses was primarily due to a $311 thousand increase in labor-related costs and a $233 thousand increase in consulting services. These increases were partially offset by a $173 thousand reduction in R&D expenses associated with the capitalization of software development costs. No software development costs were capitalized during the year ended December 31, 2006.

Depreciation and Software Amortization.   Depreciation and software amortization costs decreased by $4 thousand to $181 thousand from $185 thousand for the periods ended December 31, 2007 and 2006, respectively.

Change in Estimated Fair Value of Derivative.   The Company recognized a gain of $724 thousand related to the change in value of certain derivatives associated with the Company’s Series A Convertible preferred stock for the year ended December 31, 2006. The features of the Series A that necessitated this accounting were renegotiated and removed on March 29, 2006.

Interest Income.   Interest income increased $196 thousand to $211 thousand for the year ended December 31, 2007 from $15 thousand for the year ended December 31, 2006. The primary reasons for the increase in interest income were the receipt of $80 thousand in accrued interest associated with the return of the Company’s $1.004 million escrow deposit and the interest income earned during the year on the significantly higher average cash balances during the year.

Interest Expense.   Interest expense was $13 thousand for the years ended December 31, 2007 and December 31, 2006.

Income Taxes.   The Company’s provision for income taxes decreased by $46 thousand to $107 thousand for the period ended December 31, 2007 from $153 thousand for the year ended December 31, in 2006. The reason for the decrease was due to the reduction in the income tax valuation allowance.

 Net Income.  The Company’s net income for the year ended December 31, 2007 was $1.978 million and $1.381 million for the year ended December 31, 2006. The improved results for 2007 were primarily the result of the increase in revenues.

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

In those instances in which vendor specific objective evidence exists for the undelivered elements but does not exist for the delivered elements, the Company uses the residual method. The amount of revenue allocated to undelivered elements is based on the vendor-specific objective evidence of fair value for those elements using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is recorded as unearned, and the difference between the total arrangement fee and the amount recorded as unearned for the undelivered elements is recognized as revenue related to the delivered elements.

If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then new software license revenue is generally recognized together with the consulting services based on contract accounting using the percentage-of-completion method. Contract accounting is generally applied to arrangements when services include significant modification or customization of the software. Progress towards completion is generally measured based on hours incurred versus projected total hours. The projected costs associated with contract accounting are accrued at rates consistent with the revenue recognized under the percentage of completion method.

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

Deposit In Escrow Collectibility

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represented potential fees and attorneys’ costs the Company could be required to pay in the event the Company did not prevail on appeal. The $1.004 million was classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2006. Based on external evidence and the advice of legal counsel, the Company determined that it was more likely than not that the Company would be required to pay the $1.004 million. As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million during 2005. In December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. In May 2007, the $1.004 million Deposit in escrow was returned to the Company along with $80 thousand in accrued interest. As of December 31, 2007, the Company reclassified the Deposit in escrow as a long-term liability based on the prevailing circumstances of the case. As of December 31, 2007, the Company has determined that the return of the deposit and other circumstances surrounding the case prohibit the Company from reversing the accrual of the $1.004 million under SFAS 5, “Accounting for Contingencies”. The Company intends to continually re-evaluate the facts and circumstances surrounding the case and the related accounting.

Deferred Revenue

Deferred revenue represents contractual billings to customers. It is principally comprised of support and maintenance, implementations, and software revenues for which the customer has been billed but the services or products have not yet been performed or delivered, respectively. Some of the amounts in deferred revenues are also be in accounts receivable. As of December 31, 2007 and 2006, approximately $1.889 million and $1.225 million, respectively, of the deferred revenue balance was also in accounts receivable.

Derivative Financial Instruments

The Series A Convertible Preferred Stock and related warrants included certain terms conditions and features through March 29, 2006, which required separate accounting for as embedded derivative liabilities at estimated fair value. The determination of fair value included significant estimates by management including the term of the instruments, volatility of the price of the Company’s common stock, interest rates and the probability of conversion, redemption or a future dilutive financing transaction, among other items. The fluctuations in estimated fair value were significant and had a significant impact on the Company’s reported financial condition and results of operations through March 29, 2006. On March 29, 2006, certain terms related to the Series A Convertible Preferred Stock were renegotiated. As a result of these renegotiated terms, the derivative features were eliminated. See further discussion in Note 5 of the Financial Statement.

Income Tax Valuation Allowance

We have recognized that it is more likely than not that certain future tax benefits may or may not be realized as a result of current and future income. During the year ended December 31, 2007, the valuation allowance was decreased by $740 thousand to reflect higher than anticipated net deferred tax asset utilization. We believe that it is more likely than not that future earnings will generate taxable income to utilize the net deferred tax assets recorded as of December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $6.748 million and $2.554 million as of December 31, 2007 and 2006, respectively.

The Company had net working capital of $3.445 million and $172 thousand as of December 31, 2007 and 2006,

The Company believes its revenues and operating income will continue to grow in 2008 and possibly for the foreseeable future. The Company also believes that its cash flows from operations will be positive in 2008 and the foreseeable future.

Net cash provided by operating activities was $4.421 million in 2007. The cash provided by operations of $4.421 million during 2007 consisted primarily of the net income of $1.978 million, non-cash charges of $548 thousand, and changes in operating assets and liabilities of $1.895 million. Net cash provided by operating activities was $1.224 million during 2006.

Net cash used by investing activities was $427 thousand and $142 thousand, during 2007, and 2006, respectively. The Company’s financing activities provided $200 thousand and $104 thousand in 2007 and 2006, respectively. As of December 31, 2007, the Company had the following contractual obligations or unrecorded obligations:

Contractual Obligations
Expected Maturity Dates ($000s)

	2008	2009	2010	2011	2012	Thereafter
Operating leases	$282	$297	$285	$292	$301	$214
Capital leases	$22	$15	---	---	---	---
Debt	$14	$11	---	---	---	---

IMPACT OF INFLATION

the Company does not anticipate that inflation will materially impact our operating margins or the profitability of our products when marketed.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48"), which requires reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. FIN 48 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The provisions of FIN 48 were adopted by the Company on January 1, 2007 and had no effect on the Company's financial position, cash flows or results of operations upon adoption, as the Company did not have any unrecognized tax benefits. The Company also evaluated its tax positions as of December 31, 2007 and reached the same conclusion.

The Company files tax returns in the United States, in the states of California, Colorado (many others). The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

For the year ended December 31, 2007 an income tax expense of $107 thousand was recorded. This expense primarily represents the net tax effect of accounting for the current year’s taxable income, partially offset by certain prior years’ net operating losses, previously valued at zero because of a valuation allowance, now given value as management believes that a portion of the net operating losses will be utilized given the Company’s recent history of profitability.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements. The FASB may delay a portion of this standard.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

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

We have audited the accompanying consolidated balance sheets of Global Med Technologies, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Med Technologies, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with U.S. generally accepted accounting principles.

    /s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

March 6, 2008
Denver Colorado

F–1

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
 CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2007	2006

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$6,748	$2,554
Accounts receivable-trade, net of allowance for uncollectible accounts
of $181 and $196, in 2007 and 2006, respectively	3,029	3,181
Accrued revenues, net of allowance for uncollectible accounts of
$28 and $6, in 2007 and 2006	822	130
Prepaid expenses and other assets	316	254
Deferred tax asset	740	---
Deposit in escrow	---	1,004

Total current assets	11,655	7,123

EQUIPMENT, FURNITURE AND FIXTURES, AT COST:
Furniture and fixtures	440	393
Machinery and equipment	451	448
Computer hardware and software	2,253	2,132
Leasehold improvements	84	---
	3,228	2,973
Less accumulated depreciation and amortization	(2,886)	(2,704)
Net equipment, furniture and fixtures	342	269

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
net of accumulated amortization of $3,262 and $3,262,
respectively	173	---

Total assets	$12,170	$7,392

See accompanying notes to the consolidated financial statements.

F–2

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)
	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$322	261
Accrued expenses	2,632	1,647
Accrued income taxes	745	153
Deferred revenue	4,475	3,854
Litigation accrual	---	1,004
Capital lease obligation, current portion	22	20
Notes Payable, current portion	14	12
Total current liabilities	8,210	6,951

LITIGATION ACCRUAL	1,004	---

CAPITAL LEASE OBLIGATION, less current portion	15	37
NOTES PAYABLE, less current portion	11	25
Total liabilities	9,240	7,013
COMMITMENTS AND CONTINGENCIES (see Note 9)

STOCKHOLDERS' EQUITY
Convertible Preferred Stock Series A, $.01 par
value: Authorized shares – 100, 8 and 10 issued and outstanding
as of December 31, 2007 and 2006, respectively	7,735	9,975
Convertible Preferred Stock Series BB, $.01 par value:
Authorized shares – 675; none issued or outstanding	---	---
Preferred stock, $.01 par value: Authorized shares - 5,725;
none issued or outstanding	---	---
Common stock, $.01 par value: Authorized shares – 90,000;
issued and outstanding shares– 26,674 and 23,212 at
December 31, 2007 and 2006, respectively	267	232
Additional paid-in capital	54,288	51, 510
Accumulated deficit	(59,360)	(61, 338)
Total stockholders’ equity	2,930	379

Total liabilities and stockholders' equity	$12,170	7,392

See accompanying notes to the consolidated financial statements.

F–3

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Year Ended December 31
	2007	2006
REVENUES
License fees, maintenance and usage fees	$11,602	$8,704
Implementation and consulting services	4,477	3,658
	16,079	12,362
COST OF REVENUES (exclusive of costs
shown below)
License fees, maintenance and usage fees	1,920	1,788
Implementation and consulting services	2,984	2,254
	4,904	4,042
Gross profit	11,175	8,320

OPERATING EXPENSES:
General and administrative	3,272	2,474
Sales and marketing	2,664	2,108
Research and development	3,171	2,745
Depreciation and software amortization	181	185
Total operating expenses	9,288	7,512

Income from operations	1,887	808

OTHER INCOME (EXPENSES):
Change in estimated fair value of derivative
Instruments	---	724
Interest income	211	15
Interest expense	(13)	(13)
Income before income taxes	2,085	1,534
Provision for income taxes	(107)	(153)
Net income	$1,978	$1,381
Income per common share
Basic	$0.08	$0.06

Diluted	$0.05	$0.04

Weighted average number of common shares
outstanding
Basic	24,640	23,167
Diluted	42,209	39,128

See accompanying notes to the consolidated financial statements.

F–4

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (In thousands)
						Additional paid-in capital	Accumulated Deficit	Total
	Preferred Stock			Common Stock
	Shares		Amount	Shares	Amount

Balances, December 31, 2005	---	$	---	22,955	$229	$36,657	$(62,719)	$(25,833)

Series A Convertible
Preferred Stock, reclassified
from mezzanine equity
(see Note 6)	10		9,975	---	---	---	---	9,975

Embedded derivative
valuation reversal (see
Note 6)	---		---	---	---	14,543	---	14,543

Exercise of options	---		---	257	3	179	---	182

Expense associated with issuance
of options for services to
employees and consultants	---		---	---	---	211	---	211

Issuance costs associated with
Series A Preferred and
registration statement	---		---	---	---	(80)	---	(80)

Net income	---		---	---	---	---	1,381	1,381

Balances, December 31, 2006	10		$9,975	23,212	$232	$51,510	$(61,338)	$379

See accompanying notes to unaudited condensed consolidated financial statements.

F–5

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

					Additional paid-in capital	Accumulated Deficit	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balances, December 31, 2006	10	$9,975	23,212	$232	$51,510	$(61,338)	$379

Expense associated with issuance
of options for services to
employees and consultants	---	---	---	---	265	---	265

Exercise of options	---	---	351	4	229	---	233

Tax effect of stock options	---	---	---	---	75	---	75

Conversion of Series A Preferred
Stock to common shares	(2)	(2,240)	3,111	31	2,209	---	---

Net income	---	---	---	---	---	1,978	1,978

Balances, December 31, 2007	8	$7,735	26,674	$267	$54,288	$(59,360)	$2,930

See accompanying notes audited condensed consolidated financial statements.

F–6

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$1,978	$1,381
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization of software development costs	181	185

Non-cash stock based compensation recognized	266	230
Fair value of derivatives financial instruments	---	(724)
Bad debt expense	101	59
Changes in operating assets and liabilities:
Accounts receivable-trade	73	(2,211)
Accrued income tax expense	667	153
Accrued revenues	(714)	624
Deferred tax asset	(740)	---
Prepaid expenses and other assets	(62)	(20)
Escrow Deposit	1,004	---
Accounts payable	61	126
Accrued expenses	985	257
Deferred revenue	621	1,164

Net cash provided by operating activities	4,421	1,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development	(173)	---
Purchases of equipment and fixtures	(254)	(142)

Net cash used in investing activities	(427)	(142)

See accompanying notes to the consolidated financial statements

F–7

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended December 31,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:

Exercise of options for cash	232	163
Principal payments under capital lease obligations	(20)	(16)
Borrowings on long-term debt	---	40
Principal payments on long-term debt	(12)	(3)
Costs associated with preferred stock	---	(80)
Net cash provided by financing activities	200	104

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,194	1,186

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,554	1,368

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,748	$2,554

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:

Cash paid for interest in 2007 and 2006 was $13 thousand.

Cash paid for taxes in 2007 and 2006 was $172 thousand and $2 thousand, respectively.

The Company recognized expenses on options of approximately $266 thousand and $230 thousand, for the years ended December 31, 2007 and 2006, respectively.

On March 29, 2006, as the result of the reclassification of the preferred stock from mezzanine equity to equity, the Company reclassified the embedded derivative originally associated with the issuance of the Series A Convertible Preferred Stock from a liability to additional paid in capital. See Note 5 for further discussion.

The Company issued $19 thousand in common stock to former directors as a result of a cashless stock option exercise during 2006.

The Company amortized $2 thousand in software development costs during 2006 and none in 2007.

See accompanying notes to the consolidated financial statements

F–8

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

Global Med sells various core products and their related components through its Wyndgate division: SafeTrace, SafeTrace Tx, and ElDorado Donor and ElDorado Donor Doc Modules. SafeTrace is used by blood centers and hospitals to track blood donations. SafeTrace Tx is used primarily by hospitals and centralized transfusion services to help insure the quality of blood transfused into patient-recipients. Both products are designed to help the users comply with quality and safety standards of the FDA for the collection and management of blood and blood products. ElDorado Donor is intended as a comprehensive blood management software application designed to provide for the information system needs of blood banks and donor centers. ElDorado Donor Doc is an electronic history questionnaire that assists in the blood donor screening process. The Company’s Wyndgate division earns revenues primarily through the sale of software licenses, implementation of the software systems sold, and by providing maintenance for the SafeTrace and SafeTrace Tx software systems. The Company’s revenues from Wyndgate comprised approximately 98% and 97% of the Company’s total revenues for the year ended December 31, 2007 and 2006, respectively.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc. (“PeopleMed”), a Colorado corporation, which is approximately 83% owned by the Company to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient’s history. Approximately 11% of PeopleMed is owned by the Chairman and CEO of Global Med. The remaining 6% of PeopleMed common shares are owned by unaffiliated shareholders. PeopleMed’s revenues for the past two years have not been material, ranging from 2%-3% of the Company’s total revenues. Late in 2007, PeopleMed began offering Validation Services. Validation Services include documenting and testing systems to enable the customer to conform their use of the software system to conform with regulations and requirements.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Global Med and its majority-owned subsidiary. Intercompany accounts and transactions are eliminated in consolidation. There is no minority interest reflected in the consolidated balance sheets at December 31, 2007 and 2006 because PeopleMed had a stockholders’ deficit.

F–9

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

CASH AND CASH EQUIVALENTS

For purposes of the accompanying financial statements, the Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts that are in excess of federally insured limits.

CREDIT RISK AND MARKET RISK

Accounts receivable at December 31, 2007 and 2006 are derived primarily from SafeTrace and from SafeTrace Tx sales and related services to blood centers and blood center service providers located in the United States and internationally. The International amounts are not material. Historically, the Company has not required collateral or other security to support customer receivables. In order to reduce credit risk, the Company typically requires substantial down payments and progress payments during the course of an installation of its software products. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk or other circumstances specific to customers which may include the right of offset against amounts payable to the customer.

The Company has customers located in numerous locations across the United States and Puerto Rico and sales are not concentrated in any geographic or economic region. The Company also has international customers in Africa and Canada. PeopleMed's customer is located in the State of Colorado. See further discussion of concentration of risk in “SIGNIFICANT CUSTOMERS” paragraph of this Note 1.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLES AND ACCRUED REVENUES

The Company regularly evaluates the collectibility of its trade accounts receivable and unbilled receivables balances based on a combination of factors. The Company establishes a general reserve for accounts receivable. In addition, when a customer’s account becomes past due, the Company initiates dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it expects to recover given all information presently available. The Company also records reserves for bad debt for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. If circumstances related to specific customers change, the estimates of the recoverability of receivables could materially change. The Company’s allowance for uncollectible accounts receivable and unbilled receivables totaled $209 thousand and $202 thousand at December 31, 2007 and 2006, respectively, and is included on the consolidated balance sheet as a reduction of accounts receivable and accrued revenues. Past due accounts receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due.

F–10

Table of Contents>

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DEPOSIT IN ESCROW

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represented potential fees and attorneys’ costs the Company could be required to pay in the event the Company did not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2006. Based on external evidence and the advice of legal counsel, the Company determined that it was more likely than not that the Company would be required to pay the $1.004 million. As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million during 2005. In December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. In May 2007, the $1.004 million deposit in escrow was returned to the Company along with $80 thousand in accrued interest. As of December 31, 2007, the Company reclassified the deposit in escrow as a long-term liability based on the prevailing circumstances of the case. As of December 31, 2007, the Company has determined that the circumstances surrounding the case prohibits the Company from reversing the accrual of the $1.004 million under SFAS 5, “Accounting for Contingencies”. The Company intends to continually re-evaluate the facts and circumstances surrounding the case and the related accounting.

EQUIPMENT, FURNITURE AND FIXTURES

Equipment, furniture and fixtures are stated at cost. Assets recorded under capitalized leases are recorded at the lower of the net present value of the future minimum lease payments or fair value at inception of the lease. Depreciation and amortization, which includes depreciation of assets under capital leases, is based on the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are typically depreciated over the lesser of their remaining useful life or the term of the lease. Depreciation expense for the years ended December 31, 2007 and 2006 was $181 thousand and $183 thousand, respectively.

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

F–11

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the years ended December 31, 2007 and 2006, the Company did not capitalize any costs related to SafeTrace Tx. The Company discontinued capitalizing costs related to this product because the remaining period for amortizing software development costs was less than one year. The Company began capitalizing certain software development costs in fourth quarter of 2007 related to the Company’s El Dorado Donor Doc module. The Company capitalized approximately $173 thousand during 2007 and expects to amortize approximately 20% of these capitalized software development costs over each of the next five years.

For the years ended December 31, 2007 and 2006, the Company recorded approximately $0 and $2 thousand of amortization of software development costs, respectively.

DEFERRED REVENUE

Deferred revenue represents contractual billings to customers. It is principally comprised of support and maintenance and implementations revenues for which the customer has been billed but the services or products have not yet been performed or delivered, respectively. As of December 31, 2007 and 2006, approximately $1.888 million and $1.225 million, respectively, of deferred revenue was also in accounts receivable.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Series A Convertible Preferred Stock and related warrants included certain terms, conditions and features through March 29, 2006, which required separate accounting for as embedded derivative liabilities at estimated fair value. The determination of fair value included significant estimates by management including the term of the instruments, volatility of the price of the Company’s common stock, interest rates and the probability of conversion, redemption or a future dilutive financing transaction, among other items. The fluctuations in estimated fair value were significant and had a significant impact on the Company’s reported financial condition and results of operations through March 29, 2006. On March 29, 2006, certain terms related to the Series A Convertible Preferred Stock were renegotiated. As a result of these renegotiated terms, the derivative features were eliminated. See further discussion in Note 5 of the Financial Statements.

F–12

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

In those instances in which vendor specific objective evidence exists for the undelivered elements but does not exist for the delivered elements, the Company uses the residual method. The amount of revenue allocated to undelivered elements is based on the vendor-specific objective evidence of fair value for those elements using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is recorded as unearned, and the difference between the total arrangement fee and the amount recorded as unearned for the undelivered elements is recognized as revenue related to the delivered elements.

If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then new software license revenue is generally recognized together with the consulting services based on contract accounting using the percentage-of-completion method. Contract accounting is generally applied to arrangements when services include significant modification or customization of the software. Progress towards completion is generally measured based on hours incurred versus projected total hours. The projected costs associated with contract accounting are accrued at rates consistent with the revenue recognized under the percentage of completion method.

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

F–13

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

During the year ended December 31, 2007, the Company recognized approximately $123 thousand in revenue related to services that had been performed prior to 2007. The Company did not recognize this earned revenue because collection was not deemed reasonably assured.

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

SIGNIFICANT CUSTOMERS

During the years ended December 31, 2007 and 2006, there were no customers accounting for more than 10% of revenues. Although the Company had no individual customers accounting for more than 10% of revenues, one of the Company’s marketing partners that sells the Company’s products directly to its customers accounted for 25.2% and 26.7% of revenues during 2007 and 2006, respectively. In addition, this same marketing partner accounted for 56.3% and 59.8% in gross accounts receivable as of December 31, 2007 and 2006, respectively.

INCOME PER COMMON SHARE

The following tables set forth the computation of basic and diluted earnings per share for the years ended December 31

	In ($000s)

	2007	2006
Weighted average number of shares used in the basic
Earnings per share computation	24,640	23,167
Effect of dilutive securities:
Common stock options	2,112	846
Common stock warrants	2,960	1,261
Preferred stock convertible securities	12,497	13,854
Dilutive securities	17,569	15,961
Adjusted weighted average number of shares used in
Diluted earnings per share computation	42,209	39,128

F–14

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED

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

Under SFAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and Opinion 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. As of December 31, 2007, the Company anticipates all outstanding options will vest.

The fair value of each option granted to employees was estimated at the date of the grant using a Black Scholes option pricing model with the following assumptions:

Assumptions:
Dividend Yield	---
Volatility factor	105%
Risk free interest rate	4.10%
Expected Life of Option (in years)	10

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

F–15

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 was adopted by the Company on January 1, 2007. The adoption of FIN 48 did not have a material impact on the consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements. The FASB may delay a portion of this standard.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

F–16

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.   RISKS AND UNCERTAINTIES

Global Med designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities. Global Med currently has customers and recognizes revenues from its proprietary products. However, prior to 2006, the number of customers and levels of revenue were not sufficient for Global Med to attain profitable operations. The Company’s marketing partners are expected to play an important role in furthering the Company’s continued domestic revenue growth.

NOTE 3.   INCOME TAXES

The differences between the Company's provision (benefit) for income taxes as presented in the accompanying statements of operations and benefit for income taxes computed at the federal statutory rate is comprised of the items shown in the following table as a percentage of pre-tax income for the years ended December 31:

	in ($000 s)
	2007	2006

Expected federal tax provision	$709	$522
Effect of permanent differences	89	(152)
Change in valuation allowance for deferred tax assets	(860)	(238)
State tax benefit, net of federal provision	142	20
Other	27	1
Income tax expense	$107	$153

The significant components of the deferred tax assets and liabilities as of December 31, were attributable to: in ($000s) 2007 2006

Deferred tax assets:
Net operating loss carry forwards	$7,805		$8,536
Allowance for uncollectible accounts and notes
Receivable	306		304
Non qualified stock option exercises	38		---
Unearned revenue and accrued expenses	2,363		1,706

Gross deferred tax assets	10,512		10,546
Valuation allowance	(9,686)		(10,546)
Net deferred tax assets	826		---

Deferred tax assets, net	$826	$	---

Deferred tax liability:
Accumulated depreciation	$17	$	---
Capitalized software development	69		---
Deferred tax liability, net	$86	$	---

F–17

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of income tax expense are as follows for the years ended December 31:

	2007	2006
Current
Federal	$660	$118

State	187	35

Deferred
Federal	48	(218)
State	72	(20)

Valuation allowance	$(860)	238
Total tax (benefit)	107	$153

The Company has net operating loss carry forwards (“NOLs”) of approximately $19.8 million which expire in the years 2008 to 2025, all of which is subject to limitation under Section 382 of the Internal Revenue Code due to the various changes in equity ownership during 2005, 2000, 1999, and 1997.

We have recognized that it is more likely than not that certain future tax benefits may be realized as a result of current and future income. During the year ended December 31, 2007, the valuation allowance was decreased by $860 thousand to reflect higher than anticipated net deferred tax asset utilization of $740 thousand. We believe that it is more likely than not that future earnings will generate taxable income to utilize the net deferred tax assets recorded as of December 31, 2007.

The Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48"), which requires reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. FIN 48 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties would be recorded as a component of tax expense. The provisions of FIN 48 were adopted by the Company on January 1, 2007 and had no effect on the Company's financial position, cash flows or results of operations upon adoption, as the Company did not have any unrecognized tax benefits. The Company also evaluated its tax positions as of December 31, 2007 and reached the same conclusion.

The Company files tax returns in the United States, in the states of California, Colorado (many others). The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

F–18

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. LEASES AND DEBT

The Company leases equipment and office space. Rental expense under operating leases was approximately $297 thousand and $251 thousand for the years ended December 31, 2007 and 2006, respectively.

The following represents the future minimum lease payments for all capital leases as well as the non-cancelable operating leases at December 31, 2007 in ($000s):

	Capital	Operating
	Leases	Leases

2008	$31	$282
2009	19	297
2010	---	285
2011	---	292
2012	---	301
Thereafter	---	214
Total minimum lease payments	50	$1,671
Less amount representing interest	(13)
Present value of minimum lease payments	37
Less current portion of obligation under capital leases	(22)
Obligation under capital lease, less current portion	$15

The Company recognized approximately $19 thousand in depreciation expense related to capital leases during the year ended December 31, 2007. Accumulated depreciation as of December 31, 2007 was approximately $65 thousand.

As of December 31, 2007, the value of the Company's outstanding capital leases included in the Company's balance sheet in equipment, furniture, and fixtures, had an underlying cost of $95 thousand and accumulated depreciation of $65 thousand. The interest rate on the capital lease is approximately 10.4% per year. This obligation is secured by the underlying capital assets.

The Company had outstanding unsecured debt with a bank in the amount of $25 thousand for which principal is to be paid in the amount of as follows: $14 thousand and $11 thousand for the years 2008 and 2009, respectively. Interest on the loan is approximately 9% per year.

F–19

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. STOCKHOLDERS’ EQUITY and MEZZANINE EQUITY

Sale of Series A Convertible Preferred Stock and Detachable Warrants

On December 16, 2005, pursuant to the terms of the Securities Purchase Agreement, the Company sold $9.975 million of Series A Convertible Preferred Stock (“Series A”) and warrants to certain investors. The Company received net proceeds of $9.590 million for the Series A. As of December 16, 2005, there were 100 thousand shares of Series A authorized and 9,975 shares of Series A outstanding with a stated value of $1 thousand per share. During the year ended December 31, 2007, 2,240 shares of Series A were converted into common stock. As of December 31, 2007, there were 7,735 shares of Series A outstanding. The $7.735 million in Series A is convertible at the holders option into common shares at $0.72 per share based on the Series A’s stated value. Prior to March 29, 2006, the conversion price of the Series A and the related warrants was subject to reset, under certain circumstances, if the Company issued common stock or common stock equivalents at a price below $0.72 per share. The Series A is presently convertible into approximately 10.743 million shares of common stock at any time. The Company cannot issue dividends on the common stock while the Series A is outstanding unless an equal dividend is declared on the Series A. The dividend on the Series A would be calculated by determining the number of common shares the Series A is convertible into and then applying the same dividend to the Series A that was provided to the common shareholders. The holders of the Series A also received warrants to purchase 10.391 million common shares that can be exercised at $0.72 per share. These warrants have a cashless exercise feature and have a five-year term.

The following table summarizes the securities that were issued by the Company in conjunction with the above transaction.

		Common
		Shares
Security	Number	Equivalents

Series A Convertible Preferred Stock	9,975	13,854,167
Detachable Warrants	10,390,625	10,390,625

As discussed above, 2,240 shares of Series A was converted into common shares during 2007. Common shares underlying all of the securities mentioned above were registered during 2006.

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

The Company is required to maintain continuous registration on all outstanding securities associated with the Series A agreements. These securities include the common shares underlying the Series A, the Series A that has been converted into common shares, and the warrants associated with Series A. In the event the continuous registration of these securities lapses for ten (10) consecutive days or more than fifteen (15) days during any year, the holders of these securities are entitled to receive 4% on each monthly anniversary that the common shares remain unregistered. This penalty is not to exceed twenty-four (24%) of the aggregate purchase price paid by the Series A holders. In the event the Company does not pay the paid partial liquidated damages specified above within one week, the outstanding fees will accrue interest daily at a rate of 18%. The maximum liquidated damages under this provision would be approximately $2.4 million.

F–20

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

For a period of one year from the effective date of the registration statement underlying the common shares on the Series A and the warrants, the holders of the Series A were entitled to up to 100% participation in any financing arrangements. In addition, until 90 days after the effective date of the registration statement for the common shares underlying the Series A and related warrants, the Company was not permitted to enter into equity sales or issue options unless they are to employees, officers or directors of the Company.

On December 16, 2005, the date the Company entered into the transaction to sell the Series A, the price of the Company’s common stock was $1.15 per share and the conversion price was $0.72 per share. As a result of the conversion feature on the Series A, the Company recognized a deemed dividend to the Series A holders in the amount of approximately $9.975 million.

As discussed more fully in Note 7, the Series A and the related warrants, until March 29, 2006, had certain freestanding embedded derivative financial instruments requiring separate accounting treatment under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The total fair value of the derivatives on December 16, 2005 was determined to be approximately $16.959 million and, accordingly, the entire $9.975 stated value of the Series A has been allocated to those derivative instruments. In addition, because the fair value of the derivatives exceeded the carrying value of the Series A, the Company recorded a charge for other financing costs equal to the excess value, in the amount of $11.032 million, upon consummation of the Series A transaction.

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

F–21

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Options and Warrants Exercised

During the years ended December 31, 2007 and 2006, 351 thousand and 257 thousand options, respectively, were exercised and the Company received $232 thousand and $163 thousand, respectively, in cash proceeds. No warrants were exercised during 2007 or 2006.

Conversion of Preferred Stock to Common Stock

During the year ended December 31, 2007, 2,240 shares of Series A were converted into approximately 3.111 million shares of common stock. No Series A shares were converted into common stock during the year ended December 31, 2006.

NOTE 6.   STOCK OPTION PLANS, WARRANTS, AND STOCK COMPENSATION PLAN

The Second Amended and Restated 1997 Stock Option Plan (“Plan”) provides for the issuance of options to purchase up to 2.2 million registered shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock or as nonqualified stock options.

Only employees of the Company are eligible to receive incentive options. As of May 31, 2000, options could no longer be issued under this Plan. As of December 31, 2007, options to purchase 637 thousand shares of the Company’s common stock at a weighted average exercise price of $0.80 per share were outstanding under the Plan, of which all of the options to purchase shares were exercisable at December 31, 2007.

In the second quarter of 2001, the Company adopted the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan as amended provides for the issuance of options to purchase up to 10 million registered shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock options or as nonqualified stock options. Only employees of the Company are eligible to receive incentive options. The 2001 Plan expires on December 28, 2010. As of December 31, 2007, options to purchase 6.166 million shares of the Company’s common stock at a weighted average exercise price of $0.90 per share were outstanding under the 2001 Plan, of which 5.110 million options to purchase shares were exercisable at December 31, 2007. Options granted under the Plan vest on a straight-line basis, based on schedules as determined by the Board of Directors upon grant and generally expire 10 years after grant. During 2007, the Company issued 117 thousand stock options, 11 thousand were exercised, and 51 thousand options were cancelled under the 2001 Plan.

In June 2003, the Company’s Board of Directors approved the 2003 Stock Option Plan (“2003 Plan”). The 2003 Plan provides for the issuance of stock options exercisable to purchase up to 5 million shares of the Company’s common stock to employees, officers, directors and consultants. As of December 31, 2007, there were options to purchase 3.721 million shares under the 2003 Plan that were issued to such persons. The Company filed an S-8 registration statement to register the 5 million shares issuable under the 2003 Plan in May 2004. The range of the exercise prices for these options is $0.45 to $1.50 per share. The weighted-average exercise price of these options is $0.68 per share. All of these options were exercisable as of December 31, 2007.

The Company also periodically grants options to purchase shares of restricted common stock. The shares underlying these options are not registered under the 1933 Act. As of December 31, 2007, there were options to purchase 300 thousand shares of common stock at a weighted average exercise price of $0.92 per share. Of these options, 238 thousand all were exercisable at December 31, 2007.

F–22

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 2007, the Company granted approximately 100 thousand options to consultants that were not granted under any option plan. The Company recognized approximately $13 thousand in expenses associated with these grants. The weighted average fair value of the options granted during 2007 was approximately $119 thousand. For the year ended December 31, 2007, the Company recognized $265 thousand in compensation expense associated with the vesting of stock options and was allocated to the same expense categories as the base compensation for key employees who participate in our stock option plans.

As of December 31, 2007, the unrecognized compensation expense related to unvested options as of that date was approximately $1.150 million.

When options are exercised, the Company issues new shares of common stock that have been reserved for such issuance.

The following table presents the options outstanding and exercisable:

	Options Outstanding				Exercisable Options

Range of exercise prices	Amount	Aggregate	Price*	Life**	Amount	Aggregate	Price*	Life**
		Intrinsic				Intrinsic
		Value				Value
$0.45 - 0.55	94,000		$0.49	3.6	92,000		$0.49	3.6
0.56 - 1.00	7,244,102		0.65	2.9	6,935,089		0.65	2.8
1.01 - 1.50	3,485,500		1.18	6.7	2,678,810		1.18	6.6

Total December 31, 2007	10,823,602	$8,871,782	0.82	4.2	9,705,899	$7,677,734	0.79	3.8

The following table presents the activity for options for the years ended as of December 31:

	2007		2006

	Options	Price*	Options	Price*
Outstanding, beginning of year	11,585,108	$0.87	11,802,189	$0.87
Granted	216,436	0.73	680,000	0.84
Forfeited/cancelled	(626,942)	1.78	(640,323)	0.85
Exercised	(351,000)	0.66	(256,758)	0.69

Outstanding, end of year	10,823,602	0.82	11,585,108	0.87

* Price reflects the weighted average exercise price.

The following table presents the composition of options outstanding and exercisable as of December 31, 2007:

**Price and life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

F–23

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warrants

The following summarizes the outstanding warrants to purchase shares of common stock of Global Med for the years ended December 31, 2007 and 2006:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Balance at December 31, 2005 and 2006	12,393,926	0.69

Expired	(53,300)	1.25

Balance at December 31, 2007	12,340,626	0.69

All of the outstanding warrants are exercisable with exercise prices that range from $0.25 to $1.00 per share and expire in the years 2008 to 2010.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with the issuance of the Series A and the related warrants (see Note 5), on December 16, 2005 and prior to March 29, 2006 when certain terms of the Series A were renegotiated, the Company evaluated the terms and conditions of both instruments, and the related warrants, in order to determine whether such terms and conditions and warrants represent embedded or freestanding derivative instruments under the provisions of SFAS 133 and Emerging Issues Task Force issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock (“EITF 00-19”). As a result of these evaluations, the Company determined that certain original features of the Series A prior to the renegotiated terms on March 29, 2006 were deemed to be embedded derivatives. These features are as follows:

  Conversion feature;
  Variable number of shares to be issued upon certain triggering events;
  Anti-dilution clause, and
  Change in control redemption premium clause

The warrants related to the Series A contain an anti-dilution clause which is deemed to be an embedded derivative. The embedded derivatives are accounted for on a “bundled” basis in accordance with SFAS 133 Implementation Issue No. B-15.

The estimated fair value of the derivative instruments were as follows:

F–24

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2005		March 28, 2006
Series A:
Conversion Feature	$14,270	$	---
Variable Number of Shares	253		---
Anti-Dilution	321		---
Change in Control	125		---
Warrants:			---
	14,969
Anti-Dilution			---
	298
Total	$15,267	$	---

The net change in estimated fair value for the period from January 1, 2006 through March 29, 2006 (renegotiation date) included a recognized gain of $724 thousand.

NOTE 8.   CONTRIBUTIONS TO RETIREMENT PLAN

The Company has a 401(k) retirement plan which covers eligible employees, as defined, of the Company (the 401(k) Plan). Employees may defer up to fifteen percent of their annual compensation up to the maximum amount as determined by the Internal Revenue Service. Under the 401(k) Plan, the Company, at its discretion, may make contributions to the plan. No Company contributions were made to the 401(k) Plan in 2007 or 2006.

NOTE 9.   COMMITMENTS AND CONTINGENCIES

The Company has certain operating and capital lease obligations outstanding as of December 31, 2007. The obligations associated with these operating and capital leases are more fully described in Note 4.

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represented potential fees and attorneys’ costs the Company could be required to pay in the event the Company did not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2006. Based on external evidence and the advice of legal counsel, the Company determined that it was more likely than not that the Company would be required to pay the $1.004 million. As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million during 2005. In December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. In May 2007, the $1.004 million Deposit in escrow was returned to the Company along with $80 thousand in accrued interest. As of December 31, 2007, the Company reclassified the Deposit in escrow as a long-term liability based on the prevailing circumstances of the case. As of December 31, 2007, the Company has determined that the return of the deposit and other circumstances surrounding the case prohibit the Company from reversing the accrual of the $1.004 million under SFAS 5, “Accounting for Contingencies”. The Company intends to continually re-evaluate the facts and circumstances surrounding the case and the related accounting.

F–25

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).   CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Management has concluded that the Company’s disclosure controls and procedures are, in fact, not effective at this reasonable assurance level as of the period covered because of the identification of a single material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes In Internal Controls Over Financial Reporting.

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company’s Principal Executive Officer and Vice President of Finance have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in the Securities Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, the Company determined that there was a single control deficiency that constituted a material weakness as described below.

The Company lacked the technical income-tax related expertise and adequate oversight controls to ensure compliance with SFAS No. 109, Accounting for Income Taxes. This material weakness will be rectified through the Company hiring a third-party income tax consultant to review its accounting for income taxes pursuant to SFAS No. 109 and related computations on a go-forward basis.

As a point of clarification, the Company's controls over its tax provision were reviewed during 2007, and there were no internal control deficiencies noted. When the Company's year end tax provision was audited, it was discovered that a material taxable item had not been included in taxable income on the Company's provision. This specific item related to funds that the Company had put into escrow during 2005 pending the results of certain litigation disclosed at that time. At the time of making the deposit to escrow, the Company accrued and expensed litigation costs in the same amount. Because the funds put into escrow were deemed to be no longer in the Company's control, the Company reduced taxable income during 2005. During 2007, these funds in escrow were returned to the Company. Because these funds were deemed to be within the control of the Company during 2007, this was deemed to be a taxable item during 2007. The tax provision was then adjusted to reflect the inclusion of this significant taxable item which resulted in a material weakness. This singular material weakness resulted in the Company's disclosure controls being labeled as not effective as of December 31, 2007 and will be rectified on a go-forward basis as described above.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Vice President of Finance, carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting not was effective as of December 31, 2007.

ITEM 8B.   OTHER INFORMATION

[NONE]

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

The following sets forth certain information with respect to the officers and directors of the Company.

MANAGEMENT

Our directors and executive officers and their ages as of the date of this filing are as follows:

			Officer or
Name	Age	Position	Director Since
Michael I. Ruxin, M.D.	62	Chairman of the Board and	1989
		Chief Executive Officer
Thomas F. Marcinek	54	President and Chief Operating	1998
		Officer and Director
Darren P. Craig	43	Vice President of Finance	2007
Robert R. Gilmore	56	Director	2006
Sarah L. Eames	49	Director	2006
T. Kendall “Ken” Hunt	64	Director	2006

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

Thomas F. Marcinek became a Director of Global Med Technologies, Inc. on March 31, 2006 and has been the President and Chief Operating Officer since March 1998. Previously, Mr. Marcinek was the President of the Data Technologies Group, a division of Henry Schein, Inc., Melville, New York. Mr. Marcinek was also the president and owner of a practice management software consulting firm prior to joining Global Med. Mr. Marcinek received his BA Degree in Management with Honors from St. Mary's College of California and has nearly two decades’ experience as an MIS specialist.

Darren Craig is the Company’s Vice President of Finance. Mr. Craig has been with the Company since October 2000. Mr. Craig was formerly with Ernst & Young as an audit manager. Mr. Craig has a Masters in Accounting from the University of Southern California and also received a B.S. in Finance from San Diego State University. Mr. Craig is a CPA.

Robert R. Gilmore became a Director and Audit Committee Chairman of Global Med Technologies, Inc. on March 31, 2006. Mr. Gilmore became a member of the Compensation Committee on October 26, 2007. Mr. Gilmore is a CPA and, since May 2006, has been the CFO of NextAction Corporation, a private company engaged in multi-channel direct marketing using technology based proprietary lead generation methods for the retail industry. Previously, Mr. Gilmore served as an independent financial consultant to a number of companies, including NextAction Corporation. Mr. Gilmore was the Chief Financial Officer of Teamshare, Inc. (a software company) from 2000 to 2002 and as Vice President Finance and Chief Financial Officer of Dakota Mining Corporation from 1991 to 1997. Mr. Gilmore is a Director of Eldorado Gold Corporation, serving as Chairman of its Audit Committee and is a member of its Compensation Committee. Mr. Gilmore is also a Director of Fronterra Copper Corporation and serves as the Chairman of its Audit Committee. Mr. Gilmore is also a Director of Pixxures, Inc., a private company providing digitally produced aerial mapping products and services.

Sarah L. Eames became a Director, Audit Committee member, and Chairman of the Compensation Committee of Global Med Technologies, Inc. on March 31, 2006. Separately, she has served as a director of Allied Healthcare International since June 2002 and as Executive Vice President of the company since November 2004, except that from July 2007 to January 2008, she served as Deputy Chair and Interim CEO. She served as Chief Executive Officer of the company from January 2004 to November 2004, as Chief Operating Officer of the company from June 2001 to November 2004, and as President of the company from May 1998 to November 2004. She was Executive Vice President of Business Development and Marketing of the company from June 1997 to May 1998. Prior to joining the Allied Healthcare International, Ms. Eames was employed by Johnson & Johnson Professional, Inc. as a Business Development Consultant from 1996 to 1997. From June 1995 to November 1995, Ms. Eames served as Vice President of Marketing for Apria Healthcare Group, Inc., a California-based home healthcare company. From 1980 to 1995, Ms. Eames held various marketing and business development positions at Abbey Healthcare Group Inc., a predecessor of Apria Healthcare Group, Inc.

T. Kendall “Ken” Hunt became a Director and member of the Audit Committee of Global Med Technologies, Inc. on March 31, 2006. Mr. Hunt became a member of the Compensation Committee on October 26, 2007. Mr. Hunt is Founder, Chairman of the Board and Chief Executive Officer of VASCO Data Security International, Inc. (NASDAQ: VDSI) (www.vasco.com) VASCO is a leading supplier of strong authentication and e-signature solutions and services specializing in Internet Security applications and transactions. VASCO has positioned itself as a global software company for Internet Security serving a customer base of close to 6,500 companies in more than 110 countries, including approximately 1,000 international financial institutions. VASCO’s prime markets are the financial sector, enterprise security, e-commerce and e-government. He is also affiliated with several high-tech early-stage companies, serving as a member of the Board of Directors Victory Park Capital L. P. since June 2007, ProofSpace, Inc. since August 2007, and RedRoller, Inc. since December 2007. Mr. Hunt is President of the Belgian Business Club of Chicago and a member of the Economic Club of Chicago. Additionally, he is on the Advisory Board for the Posse Foundation, an organization dedicated to providing full college scholarships to urban minority youth leaders through its partnerships with elite universities across the U.S. He holds an MBA from Pepperdine University, Malibu, California, and a BBA from the University of Miami, Florida.

Audit Committee

On March 31, 2006, Robert Gilmore, Sarah Eames and Ken Hunt became members of the Company’s Audit Committee. The audit committee members met four times during 2007 to approve the Form 10-KSB, each Form 10-QSB and met in 2007 to approve the Form 10-KSB. Mr. Gilmore is considered a financial expert. All of the Audit Committee’s members are considered independent. A current copy of the Audit Committee charter, which our Board has adopted, is available on our website at www.globalmedtech.com. A copy of the Audit Committee Charter may also be obtained, free of charge, by writing to the Secretary of Global Med Technologies, Inc., 2600 West Colfax, Suite C-420, Lakewood, Colorado 80215.

Compensation Committee

The Compensation Committee, whose chairman is Mrs. Eames and whose other current members are Mr. Gilmore and Mr. Hunt met twice in 2007. This committee is responsible for establishing our executive officer compensation policies and administering such policies. The Compensation Committee studies, recommends and implements the amount, terms and conditions of payment of certain forms of compensation to executive officers.

Compensation Committee Interlocks and Insider Participation. Both Dr. Ruxin, Chairman and CEO of the Company, and Mr. Marcinek, President, Chief Operating Officer and Director of the Company were members of the Compensation Committee until October 26, 2007. As members of the Compensation Committee, they participated in deliberations with the Company’s Board of Directors concerning executive officer compensation. The employment agreements of Dr. Ruxin and the Company’s other named executive officers are determined and approved by the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on information provided to the Company, and except as stated below, it is believed that all of the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock were in compliance with Section 16(a) of the Exchange Act of 1934 during the last fiscal year. T. Kendall Hunt failed to file a Form 4 related to the receipt of an option granted during 2007. Sarah Eames failed to file a Form 4 related to the receipt of an option granted during 2007. Robert Gilmore failed to file a Form 4 related to the receipt of an option granted during 2007. Darren Craig failed to timely file a Form 3 with respect to outstanding options when he became an officer of the Company.

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

ITEM 10.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to the Company’s CEO and the other executive officers of the Company who received in excess of $100 thousand of salary and bonus from the Company during the three years ended December 31, 2007:

SUMMARY COMPENSATION TABLE

Name and	Year	Salary	Bonus	Stock	Option	All Other	Total
Principal		($)	($)	Awards	Awards	Compensation	($)
Position				($)	($)	($)

Michael I. Ruxin, M.D.	2007	$367,500	-	-	-	14,819	(1)	$379,645
Chairman and	2006	$351,714	-	-	-	20,044	(2)	$371,758
CEO	2005	$290,866	50,000	-	287,500	19,379	(3)	$647,745

Thomas F. Marcinek,	2007	$260,000	-	-	-	6,558	(4)	$264,000
President and	2006	$259,037	-	-	- -	6,671	(5)	$265,708
COO	2005	$204,616	25,000	-	287,500	8,288	(6)	$525,404

Darren P. Craig,
Vice President
of Finance	2007	$149,039	-	-	-	-		$149,039

(1)   Dr. Ruxin received $5,912 in life insurance premiums, an annual car allowance of $6,233, and $2,674 in medical reimbursements.

(2)   Dr. Ruxin received $5,912 in life insurance premiums, an annual car allowance of $9,183, and $4,949 in medical reimbursements.

(3)	Dr. Ruxin received $5,912 in life insurance premiums, an annual car allowance of $9,810, and $3,657 in medical reimbursements.

(4)	Mr. Marcinek received a $5,400 per year car allowance and $1,158 in medical reimbursement.

(5)	Mr. Marcinek received a $5,400 per year car allowance and $1,271 in medical reimbursements.

(6)	Mr. Marcinek received a $5,400 per year car allowance and $2,888 in medical reimbursements.

None of the executive officers or employees received non-equity incentive plan or deferred compensation for any of the periods listed above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of	Number of	Equity Incentive	Option	Option Expiration
	Securities	Securities	Plan Awards:	Exercise Price	Date
	Underlying	Underlying	Number of	($)
	Unexercised	Unexercised	Securities
	Options (#)	Options (#)	Underlying
	Exercisable	Unexercisable	Unexercised
			Unearned
			Options

			Target ($)	Maximum ($)	Threshold ($)
Michael I. Ruxin,	1,000,000	-	-	$0.75	8/27/2008
M.D. Chairman and
CEO	250,000	-	-	$0.75	8/27/2008
	1,000,000	-	-	$0.56	10/12/2009
	500,000	-	-	$0.58	10/25/2012
	250,000	-	-	$1.15	12/16/2015

Thomas F. Marcinek,	315,000	-	-	$0.75	8/27/2008
President and COO	150,000	-	-	$0.75	8/27/2008
	500,000	-	-	$0.56	10/12/2009
	500,000	-	-	$0.58	10/12/2012
	250,000	-	-	$1.15	12/16/2015

Darren P. Craig, Vice
President of Finance	50,000	-	-	$1.05	10/23/2010
	150,000	-	-	$0.58	10/25/2012
	185,000	315,000	-	$1.15	12/16/2015

During 2007, there were no plan-based grants, no option exercises or vesting, no pension benefits accrued, and no non-qualified deferred compensation for the executive officers of the Company. In addition, there were no stock-based awards outstanding as of December 31, 2007.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert R. Gillmore	$8,000	$-	$30,000	$-		$-	$-	$38,000
					$
Sarah L. Eames	$8,000	$-	$30,000	$-		$-	$-	$38,000

T. Kendall “Ken” Hunt	$8,000	$-	$25,000	$-		$-	$-	$-

Stock Option Plans and Other Issuances

In the second quarter of 2001, Global Med adopted the 2001 Stock Option Plan (“2001 Plan“). The 2001 Plan provided for the issuance of options to purchase up to 15 million registered shares of common stock to employees, officers, directors and consultants of Global Med. Options may be granted as incentive stock options or as nonqualified stock options. Only employees of Global Med are eligible to receive Incentive Options. The 2001 Plan expires on December 28, 2010. In June 2003, the Board of Directors of Global Med approved a change in the 2001 Plan. The Board of Directors of Global Med authorized an amendment to the 2001 Plan reducing the number of common shares reserved and authorized for issuance by 5 million. Effective in June 2003, the total number of common shares approved for issuance under the 2001 Plan as authorized by the Board was reduced from 15 million to 10 million. Global Med filed an amendment to the existing Form S-8 registration statement for the 2001 Plan to effect this change on May 20, 2004. As of December 31, 2007, options to purchase 6.166 million shares of Global Med’s common stock at a weighted average exercise price of $0.90 per share were outstanding under the 2001 Plan, of which 5.110 million options to purchase shares were exercisable at December 31, 2007. Options granted under the Plan typically vest on a straight-line basis, based on schedules as determined by the Board of Directors upon grant and generally expire 10 years after grant. During the year ended December 31, 2007, Global Med issued 117 thousand stock options under the 2001 Plan, 11 thousand were exercised, and 51 thousand were cancelled.

Non-employee Directors are compensated at a rate of $1 thousand per board meeting they attend. In addition, each non-employee Director receives annual stock options grants for which the underlying value of the common stock received in the grant is $25 thousand. In addition, non-employee Directors who also Chair either the audit committee or the compensation committee, receive option grants for which the underlying value of the common stock received annually is $5 thousand.

In June 2003, Global Med‘s Board of Directors approved the 2003 Stock Option Plan (“2003 Plan“). The 2003 Plan provides for the issuance of stock options exercisable to purchase up to 5 million shares of Global Med’s common stock to employees, officers, directors and consultants. The Board of Directors also approved the inclusion of options to purchase approximately 4.707 million shares under the 2003 Plan that were issued to such persons prior to the adoption of the 2003 Plan and lacked registration rights. Global Med filed a Form S-8 registration statement to register the 5 million shares issuable under the 2003 Plan on May 20, 2004. As of December 31, 2007 there were approximately 3.721 million options outstanding under this plan with exercise prices ranging from $0.45 to $1.50 per share. The weighted- average exercise price of these options is $0.68. All of these options were exercisable as of December 31, 2007.

The Second Amended and Restated Stock Option Plan (“Plan”) provides for the issuance of options to purchase up to 2.2 million registered shares of common stock to employees, officers, directors and consultants of Global Med. Options may be granted as incentive stock or as nonqualified stock options. Only employees of Global Med are eligible to receive Incentive Options. As of May 31, 2000, options could no longer be issued under this Plan. As of December 31, 2007, options to purchase 637 thousand shares of Global Med’s common stock at a weighted average exercise price of $0.80 per share were outstanding under the Plan, of which all of these options to purchase shares were exercisable at December 31, 2007.

Global Med also periodically grants options to purchase shares of registered common stock. The shares underlying these options are not registered under the Securities Act of 1933, as amended. As of December 31, 2007, there were outstanding options to purchase 300 thousand shares of common stock at a weighted-average exercise price of $0.92 per share. Of these options, 238 thousand were exercisable as of December 31, 2007.

Option Grants Table

During 2007 and 2006, no options were granted to the Company’s Executive Officers.

			Number of	Value of Unexercised
			Unexercised	In-the-Money Options at
	Shares		Options at	year-end
	Acquired		Year-end	($)
Name	on Exercise	Realized	Exercisable/	Exercisable/
			Unexercisable	Unexercisable (1)

Michael I. Ruxin, M.D.	---	---	3,000,000 / 0	$1,182,500 / 0

Thomas F. Marcinek	35,000	$13,360	1,715,000 / 0	663,450 / 0

Darren P. Craig	--	---	385,000/315,000	76,500/0

(1)     Based on the closing price of the Company’s Stock of $1.08 per share on December 31, 2007.

Long-Term Incentive Plan (“LTIP”) Awards Table

No Options were granted during 2007 to Dr. Ruxin, Mr. Marcinek or Mr. Craig.

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

The Compensation Committee is responsible for recommending the salary and other incentive compensation for executive officers. For the year ended December 31, 2007, the Compensation Committee recommended certain bonus levels for the Company’s executive officers that were based on achieving certain revenue and pre-tax income targets. Based on the recommendations of the Compensation Committee and the approval of the Company’s Board of Directors, Dr. Ruxin, Mr. Marcinek, and Mr. Craig will receive cash bonuses of approximately $102 thousand, $73 thousand, and $23 thousand, respectively, based on the Company’s operating results for 2007. These bonuses have been accrued in the financial statements for the year ended December 31, 2007 and are to be paid during 2008.

The Compensation Committee has not yet approved the 2008 bonus plan.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL SHAREHOLDERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at February 15, 2007 for each executive officer and director of our Company and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the February 15, 2008 common shares outstanding at February 15, 2008 and ownership by these persons of options or warrants exercisable within 60 days of such date. Also included is beneficial ownership on a fully diluted basis showing all authorized, but unissued, shares of our common stock at February 15, 2008 as issued and outstanding. Unless otherwise indicated, each person has sole voting and investment power over such shares.

		Amount and Nature of Beneficial Ownership(1)
Name and Address	Position With Company	Shares of Common Stock		Percent of Common Stock Out- Standing	Shares Underlying Derivative Securities		Combined Shares of Common Stock and Shares Underlying Derivative Securities	Combined Percent of Common Stock
Michael I. Ruxin, M.D.	Chairman of the Board	832,148		3.1%	3,000,000		3,832,148	12.9%
12600 W. Colfax	and Chief Executive
Suite C-420	Officer and Director
Lakewood, CO 80215

Thomas F. Marcinek	Director, President and	73,500		0.3%	1,697,000		1,770,500	6.2%
4925 Robert J. Mathews	Chief Operating
Parkway, Suite 100	Officer
El Dorado Hills, CA 95762

Darren P. Craig	Vice President of	-0	-	0.0%	385,000	(7)	385,000	1.4%
4925 Robert J. Mathews	Finance
Parkway, Suite 100
El Dorado Hills, CA 95762

Kim Geist	Secretary	-0	-	0.0%	53,000		53,000	0.2%
12600 W. Colfax
Suite C-420
Lakewood, CO 80215

Robert R. Gilmore	Director	-0	-	0.0%	71,095		71,095	0.3%
12600 W. Colfax
Suite C-420
Lakewood, CO 80215

Sarah L. Eames	Director	-0	-	0.0%	71,095		71,095	0.3%
12600 W. Colfax
Suite C-420
Lakewood, CO 80215

T. Kendall Hunt	Director	30,000		0.1%	59,246		89,246	0.3%
12600 W. Colfax
Suite C-420
Lakewood, CO 80215

All Directors and Executive		935,648		3.5%	5,336,436		6, 272,084	19.6%
Officers as a group (7 persons)

Victory Park Capital Advisors, LLC	None	2,898,342		10.9%	9,625,000	(2)(6)	12,523,342	34.5%
227 West Monroe Street,
Suite 3900
Chicago, IL 60606

Crestview Capital Master,	None	2,569,500		9.6%	4,861,112	(3)(6)	7,430,612	23.5%
LLC
95 Revere Drive, Suite A
Northbrook, IL, 60062

		Amount and Nature of Beneficial Ownership(1)
Name and Address	Position With Company	Shares of Common Stock	Percent of Common Stock Out- Standing	Shares Underlying Derivative Securities	Combined Shares of Common Stock and Shares Underlying Derivative Securities	Combined Percent of Common Stock
Shepherd Investments	None	1,524,000	5.7%	4,958,333(4)(6)	6,482,333	20.5%
International, Ltd.
3600 South Lake Drive, St.
Francis, WI 53235

Fusion Capital Fund II, LLC	None	1,446,915	5.4%	598,958(8)	2,045,873	7.5%
222 Merchandise Mart Plaza
Suite 9-112
Chicago, IL 60654-0000

Futuristic Image Builder Ltd.	None	2,775,481	10.4%	1,000,000(5)	3,775,981	13.6%
34 Woodlands Industrial
Park E-1
Singapore 757747

Totals		12,150,386	45.5%	26,379,839	38,530,225	72.6%

(1)	Applicable percentage of ownership is based on 26,692,091 shares of common stock outstanding as of February 15, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of February 15, 2008, for each stockholder.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of February 15, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations – percentage computation for form purposes only.

(2)	Includes (i) 4,125,000 shares of common stock underlying warrants and 5,500,000 shares of common stock underlying 3,960 shares of Series A preferred stock.

(3)	Includes (i) 2,833,334 shares of common stock underlying warrants and 2,027,778 shares of common stock underlying 1,460 shares of Series A preferred stock.

(4)	Includes (i) 2,125,000 shares of common stock underlying warrants and 2,833,333 shares of common stock underlying 2,040 shares of Series A preferred stock.

(5)	Includes 1,000,000 shares underlying warrants.

(6)	In accordance with the terms of the Company’s underlying agreements with this investor, Victory Park Capital Advisors, LLC., Crestview Capital Master LLC, and Shepherd Investments International, Ltd. have instructed the corporation not to convert Series A preferred stock or warrants if such conversion results in the investor owning more than 4.99% of the Company’s common stock immediately after such conversion. Therefore, the beneficial ownership of these investors may significantly overstate these investors’ ability to convert their Series A preferred stock or exercise their warrants.

(7)	Does not include 315,000 options that are exercisable more than 60 days after February 8, 2008.

(8)	Includes 598,958 shares underlying warrant.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following Directors: T. Kendall Hunt, Sarah L. Eames, and Robert R. Gilmore, are all considered Independent Directors. Michael I. Ruxin and Thomas R. Marcinek, both of which are employees of the Company, are not independent.

ITEM 13.   EXHIBITS

(a)	See Index to Exhibits.

(b)	Current Reports on Form 8-K:

A Current Report on Form 8-K was filed November 1, 2007 announcing the Company’s financial statement results for the period ended September 30, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional services rendered by Ehrhardt Keefe Steiner & Hottman P.C. for the audit of the Company’s consolidated financial statements as of and for the years ended December 31, 2007 and 2006 and fees billed for other services rendered by Ehrhardt Keefe Steiner & Hottman PC during those periods.

		Years Ended

		2007	2006
Audit Fees		$111,088	$42,500
Audit related fees		$34,892	$125,845
Tax Fees		$29,150	$19,900
Other	$	---	$26,650

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC. A Colorado Corporation

Date: March 7, 2008

By: /s/ Michael I. Ruxin Michael I. Ruxin, M.D., Chairman of the Board and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Date: March 7, 2008

By: /s/ Thomas F. Marcinek Thomas F. Marcinek, Director and President and Chief Operating Officer

Date: March 7, 2008

By: /s/ Darren P. Craig Darren P. Craig, Vice President of Finance

Date: March 7, 2008

By: /s/ T. Kendall Hunt T. Kendall Hunt, Director

Date: March 7, 2008

By: /s/ Sarah L. Eames Sarah L. Eames, Director

Date: March 7, 2008

By: /s/ Robert R. Gilmore Robert R. Gilmore, Director

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 EXHIBITS

TO

FORM 10-KSB

GLOBAL MED TECHNOLOGIES, INC.

and SUBSIDIARY

     EXHIBIT INDEX

Exhibit
Number                                                  DESCRIPTION

3.1	Amended and Restated Articles of Incorporation, filed June 2, 1995 (1)

3.2	Articles of Amendment to the Articles of Incorporation, filed March 5, 1996 (1)

3.3	Articles of Amendment to the Articles of Incorporation, filed May 30, 1996 (1)

3.4	Bylaws, as amended (1)

3.5	Amended and Restated Articles of Incorporation, dated April 16, 2001 (10)

4.1	Form of Representative’s Warrants to Purchase Units (1)

4.2	Form of Class A common stock Purchase Warrant Certificate (1)

4.3	Specimen copy of stock certificate for common stock, $.01 par value (1)

10.1	Lease Agreement, dated April 15, 1992, and Lease Addendums, dated April 8, 1992 and October 21, 1994 (1)

10.2	Lease Agreement, dated July 19, 1995, and Lease Addendum (1)

10.3	Employment Agreement, dated May 24, 1995, between the Company and Michael I. Ruxin, as amended July 8, 1995, August 1, 1995, September 21, 1995 and July 15, 1996 (1)

10.4	Employment Agreement, dated May 24, 1995, between the Company and William J. Collard, as amended July 22, 1996 (1)

10.5	Employment Agreement, dated June 28, 1995, between the Company and Joseph F. Dudziak (1)

10.6	Employment Agreement, dated February 8, 1996, between the Company and L.E. “Gene” Mundt (1)

10.7	Amended and Restated Stock Option Plan, as amended on May 5, 1995, May 29, 1996 and December 11, 1996 (1)

10.7(A)	Amendment dated March 31, 1997, to the Amended and Restated Stock Option Plan. (2)

10.8	Voting Agreement, dated May 23, 1995 (1)

10.9	Shareholders’ Agreement dated August 16, 1991, as amended on May 5, 1995 September 1996, June 24, 1996, July 25, 1996, Consent and Waiver, dated July 12, 1996, and Rescission of Shareholder’s Agreement, dated June 22, 1996 (1)

10.10	Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.11	Form of Drug Testing Service Contract (1)

10.12	Form of License Agreements (1)

10.13	Warrant Agreement, dated February 11, 1997, between Global Med and American Securities Transfer & Trust, Inc. (1)

10.14	Exclusivity and Software Development Agreement, dated November 14, 1996, between and among Global Med and Ortho Diagnostic Systems Inc. (1)

10.15	Amendment, dated November 14, 1996, to Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.16	Amendment, dated January 14, 1997, to Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.17	Interim Management Agreement, dated July 7, 1997, between the Company and National Medical Review Offices, Inc. (1)

10.18	Asset Purchase Agreement, dated August 18, 1997, between the Company and National Medical Review Offices, Inc. (1)

10.19	Third Amendment to Exclusivity and Software Development Agreement, dated September 17, 1997 between Global Med and Ortho Diagnostic Systems, Inc. (1)

10.20	Second Amended and Restated Stock Option Plan, as amended October 3, 1997 and December 2, 1997 (3)

10.21	Fourth Amendment to Exclusivity and Software Development Agreement, dated December 22, 1997 between Global Med and Ortho Diagnostic Systems, Inc. (4)

10.22	Development Agreement, dated July 12, 1996 between Global Med and The Institute for Transfusion Medicine, dated July 12, 1996, as amended January 12, 1998 (4)

10.23	Loan Commitment, dated April 14, 1998, between Heng Fung Finance Company Limited and the Company, as amended on April 16, 1998 (4)

10.24	Loan Commitment, dated April 14, 1998, between Fronteer Capital, Inc. and the Company, as amended on April 16, 1998 (4)

10.25	Amendment to Loan Commitment, dated April 16, 1998, between Heng Fung Finance Company Limited and the Company (4)

10.26	Amendment to Loan Commitment, dated April 16, 1998, between Fronteer Capital, Inc. and the Company (4)

10.27	Second Amendment to Loan Commitments, dated April 20, 1998 between the Company, Heng Fung Finance Company Limited and Fronteer Capital, Inc. (4)

10.28	Employment Agreement, dated August 1, 1998, between the Company and Michael I. Ruxin (5)

10.29	Employment Agreement, dated August 1, 1998, between the Company and Alan K. Geddes (5)

10.31	Consultancy Agreement, dated August 1, 1998, between the Company and Jeffrey M. Busch, Esq. (5)

10.32	Warrant to Purchase Common Shares dated April 20, 1998, issued by the Company to Heng Fung Finance Company Limited (5)

10.33	Warrant to Purchase Common Shares dated April 20, 1998, issued by the Company to Fronteer Capital, Inc.(5)

10.34	Loan Agreement, dated August 12, 1998, between the Company and Heng Fung Finance Company Limited (5)

10.35	Loan Agreement, dated August 12, 1998, between the Company and Fronteer Capital, Inc. (5)

10.36	Personal Guaranty, dated August 12, 1998, by Michael I. Ruxin, M.D. as Guarantor, the Company as Debtor and Fronteer Capital, Inc. as Beneficiary (5)

10.37	Assignment , Assumption and Consent Agreement, dated September 28, 1998, by the Company, Michael I. Ruxin, M.D., Fronteer Capital Inc. and Fronteer Development Finance, Inc. (5)

10.38	Loan and Warrant Purchase and Sale Agreement, dated October 7, 1998, between the Company, Heng Fung Finance Company Limited and Fronteer Development Finance (5)

10.3	Promissory Note, dated October 30, 1998, by the Company as Maker and Fronteer Development Finance as the Holder (5)

10.40	Warrant to Purchase Common Shares, dated October 30, 1998, issued by the Company to Fronteer Development Finance Inc. (5)

10.41	Promissory Note, dated October 26, 1998, by the Company as Maker and Fronteer Development Finance, Inc. as the Holder (5)

10.42	Promissory Note, dated October 26, 1998, by the Company as the Maker and Heng Fung Finance Company Limited as the Holder (5)

10.43	Warrant to Purchase Common Shares, dated October 26, 1998, issued by the Company to Fronteer Development Finance, Inc. (5)

10.44	Warrant to Purchase Common Shares, dated October 26, 1998, issued by the Company to Heng Fung Finance Company Limited (5)

10.45	Employment Agreement, dated February 1, 1999, between the Company and James Flynt (6)

10.46	Bridge Loan Agreement, dated March 18, 1999, between the Company and eBanker USA.Com, Inc. (6)

10.47	First Amendment to Loan Agreement among the Company, Michael I. Ruxin, M.D., eBanker USA.Com, Inc. and Heng Fung Finance Company Limited, dated March 18, 1999 (6)

10.48	Office Lease between the Company and Golden Hill Partnership, dated January 11, 1999 (6)

10.49	Standard Industrial/Commercial Multi-Tenant Lease between the Company and James W. Cameron, Jr., dated February 8, 1999 (6)

10.50	Settlement Agreement and Release of All Claims between the Company and William J. Collard and Hollis Gailey, dated December 22, 1998 (6)

10.51	Bridge Loan Agreement, dated April 13, 1999, between the Company and Heng Fung Finance Company Limited (7)

10.52	Revised Bridge Loan Agreement, dated May 7, 1999, between the Company and eBanker USA.com, Inc. (7)

10.53	Loan Agreement dated April 12, 2000 between the Company and eBanker (8)

10.54	Loan Agreement dated April 14, 2000 between the Company and eBanker (8)

10.55	Loan extension dated April 14, 2000 between the Company and eBanker (8)

10.56	Loan Agreement dated November 19, 2000 between the Company and eBanker (9)

10.57	Interest payment option dated March 21, 2001 between the Company and eBanker (9)

10.58	2001 Stock Option Plan (11)

10.59	Amended and Restated 1997 Stock Compensation Plan (12)

10.60	Employment Agreement, executed October 31, 2002, between the Company and Gerald F. Willman Jr, effective July 1, 2004 and ending November 1, 2008 (13)

10.61	Employment Agreement, executed November 1, 2002, between the Company and Michael I. Ruxin, effective August 1, 2003 and ending August 1, 2008 (13)

10.62	Employment Agreement, executed October 31, 2002, between the Company and Tim Pellegrini, effective April 1, 2004 and ending November 1, 2008 (13)

10.63	Employment Agreement, executed October 31, 2002, between the Company and Miklos Csore, effective November 1, 2003 and ending November 1, 2008 (13)

10.64	Employment Agreement, executed November 4, 2002, between the Company and Thomas F. Marcinek, effective November 2, 2003 and ending November 2, 2008 (13)

10.65	Termination Agreement, executed December 19, 2002, between the Company and a significant customer. (14)

10.66	Amendment to the Loan Restructuring and Restatement Agreement. (14)

10.67	Fourth Amendment to the Loan Restructuring and Restatement Agreement.

10.68	Global Med Technologies, Inc. 2003 Stock Option Plan.

10.69	Articles of Amendment to Articles of Incorporation – Preferred Stock (16)

10.70	Common Stock Purchase Agreement, dated October 8, 2004 by and between the Company and Fusion Capital Fund II, LLC (17)

10.71	Form of Company Resolution Approving the Registration Statement dated September 28, 2004 (17)

10.72	Code of Ethics and Conduct for Global Med Technologies, Inc. (18)

10.73	Value Ventures Agreement (18)

10.74	Termination Agreement, dated March 15, 2005 by and between the Company and Fusion Capital Fund II, LLC (19)

10.75	Common Stock Purchase Agreement, dated March 16, 2005 by and between the Company and Fusion Capital Fund II, LLC (19)

10.76	Registration Rights Agreement, dated March 16, 2005 by and between the Company and Fusion Capital Fund II, LLC (19)

10.77	Securities Purchase Agreement between the registrant an the purchasers dated December 16, 2005. (20)

10.78	Registration Rights Agreement between the registrant and the purchasers dated December 16, 2005. (20)

10.79	Stock Purchase Agreement between the Company and GMIL dated December 16, 2005. (20)

10.80	Certificate of Designation of Preferences Rights and Limitations of Series A Convertible Preferred Stock between the registrant and the purchasers dated December 16, 2005. (20)

10.81	Common Stock Purchase Warrant between the Company and the purchasers dated December 16, 2005. (20)

10.82	Private Placement Agreement between the Company and purchasers dated December 16, 2005. (20)

10.83	Right of First Notice Agreement between Futuristic Image Builder, Ltd., the purchasers and the Company dated December 16, 2005. (20)

10.84	Right of First Notice Agreement between the shareholders, the purchasers and the Company dated December 16, 2005. (20)

10.85	Private Stock Purchase and Escrow Agreement between the investors, GMIL, and the Company dated December 16, 2005. (20)

10.86	Termination Agreement between Fusion Capital Fund II LLC and the Company of the Common Stock Purchase Agreement dated December 16, 2005. (20)

10.87	First Amendment to Securities Purchase Agreement

10.88	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock

10.89	Amended and Restated Common Stock Purchase Warrant

10.90	First Amendment to the Registration Rights Agreement

21	List of Global Med Technologies, Inc. subsidiaries.

23	Consent of Independent Registered Public Accounting Firm – Ehrhardt Keefe Steiner & Hottman PC

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Acting Chief Financial Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Proxy and Right of First Refusal Agreement, dated November 14, 1996, between and among Ortho Diagnostic Systems Inc. and Michael I. Ruxin, William J. Collard, Gerald F. Willman, Jr., Lori J. Willman, Timothy Pellegrini and Gordon Segal (1)

(1)	The documents identified are incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 333-11723).

(2)	Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-28155).

(3)	Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-45031).

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997.

(5)	Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 333-52761).

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

(7)	Incorporated by reference from the Company’s Form 10-QSB for the quarterly period ended March 31, 1999.

(8)	Incorporated by reference from the Company’s Form 10-QSB for the quarterly period ended March 31, 2000.

(9)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended March 31, 2001.

(10)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A dated March 15, 2001.

(11)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-60674)

(12)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-60672)

(13)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2002.

(14)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2002.

(15)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2003.

(16)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 2004.

(17)	Incorporated by reference from the Company’s Form 8-K filed on October 12, 2004.

(18)	Incorporated by reference from the Company’s Form S-1 (No. 333-121030).

(19)	Incorporated by reference from the Company's Form 8-K filed on March 16, 2005.

(20)	Incorporated by reference from the Company's Form 8-K filed on December 20, 2005.