Form 10-Q
period 2008-03-31
GLOBAL MED TECHNOLOGIES INC
filed 2008-05-13
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the Quarterly Period Ended March 31, 2008.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

GLOBAL MED TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	0-22083 (Commission File No.)	84-1116894 (I.R.S. Employer Identification No.)

12600 West Colfax, Suite C-420, Lakewood, Coloardo, (Address of principal executive offices)		80215 (Zip Code)

(303) 238-2000 (Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
Yes [X] No [ ]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Non-Accelerated Filer ☐	Accelerated Filer ☐ Smaller ReportingCompany ☒

          Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          As of May 6, 2008 the registrant had 27,829,153 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$7,385	$6,748
Accounts receivable-trade, net	2,332	3,029
Accrued revenues, net	697	822
Prepaid expenses and other assets	529	316
Deferred tax asset	538	740

Total current assets	11,481	11,655

Equipment, furniture and fixtures, net	375	342
Capitalized Software Development Costs	228	173

Total assets	$12,084	$12,170

See accompanying notes to unaudited condensed consolidated financial statements.

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$784	$322
Accrued expenses and other current liabilities	2,629	3,377
Deferred revenue	4,198	4,475
Capital lease obligation and note payable, current portions	53	36
Total current liabilities	7,664	8,210

Litigation accrual	1,004	1,004
Capital lease obligation and note payable, less current portions	--	26

Total liabilities	8,668	9,240
COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Convertible Preferred Stock Series A, $.01 par value:
Authorized shares – 100; 7 and 8 outstanding at March	7,460	7,735
31, 2008 and December 31, 2007, respectively
Convertible Preferred Stock Series BB, $.01 par value:
Authorized shares – 675; none outstanding	---	---
Preferred stock, $.01 par value: Authorized shares - 5,725;
None issued or outstanding	---	---
Common stock, $.01 par value: Authorized shares –
90,000; Issued and outstanding shares– 27,779 and 26,674
at March 31, 2008 and December 31, 2007, respectively	278	267
Additional paid-in capital	54,678	54,288
Accumulated deficit	(59,000)	(59,360)
Total stockholders’ equity	3,416	2,930

Total liabilities and stockholders' equity	$12,084	$12,170

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share information)

	Three months ended September 30,

	2008	2007
	(Unaudited)	(Unaudited)

Revenues	$4,593	$3,719

Cost of revenues	1,558	1,139

Gross profit	3,035	2,580

OPERATING EXPENSES:
General and administrative	919	806
Sales and marketing	704	516
Research and development	741	924
Depreciation and software amortization	46	38
Total operating expenses	2,410	2,284

Income from operations	625	296

OTHER INCOME (EXPENSE):
Interest income	34	16
Interest expense	(4)	(3)
Total other income (expense)	30	13

Income before provision for income tax	655	309
Income tax expense	(295)	(22)

Net income	$360	$287

Basic and Diluted net income per common share
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of common shares outstanding
Basic	26,935	23,212
Diluted	44,915	38,561

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
 (In thousands)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balances, December 31, 2007	8	$7,735	26,674	$267	$54,288	$(59,360)	$2,930

Expense associated with
issuance of options for
services to employees or
consultants, (unaudited)	---	---	---	---	106	---	106

Exercise of options
(unaudited)	---	---	28	---	20	---	20

Cashless exercise of warrant	---	---	695	7	(7)	---	---

Conversion of Series A
Preferred Stock to
Common shares
(unaudited)	(1)	(275)	382	4	271	---	---

Net income (unaudited)	---	---	---	---	--	360	360
Balances, March 31, 2008
(unaudited)	7	$7,460	27,779	$278	$54,678	$(59,000)	$3,416

See accompanying notes to unaudited condensed consolidated financial statements.

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$360	$287
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization of software development costs	46	38
Bad debt expense	18	47
Common stock, options and warrants issued
for services and other, net	106	51
Changes in operating assets and liabilities:
Accounts receivable-trade, net	679	1,026
Accrued revenues, net	125	(97)
Prepaid expenses and other assets	(106)	(52)
Deferred tax asset	293	---
Accounts payable	462	(83)
Accrued expenses and other current liabilities	(839)	(254)
Deferred revenue	(277)	(459)

Net cash provided by operating activities	867	504

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment, furniture and fixtures	(75)	(37)
Capitalized software development	(59)	---
Pre-acquisition costs	(107)	---

Net cash (used in) provided by investing activities	(241)	(37)

See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(In thousands)

	Three months ended
	March 31, 2008
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowing, notes payable and principal payments on debt and capital lease obligations	$(9)	$(8)

Exercise of options for cash
	20	---
Net cash provided by (used in) financing activities	11	(8)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	637	459

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,748	2,554

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,385	$3,013

SUPPLEMENTAL DISCLOSURES

Cash paid for the period:
Interest on note payable and capital lease	$4	$3
Income taxes	$745	$175

Non-cash financing activity:
Conversion of Series A Preferred Stock to common shares	$275	$--

See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

1. BASIS OF PRESENTATION Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. and Subsidiary (the “Company” or “Global Med”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position as of March 31, 2008 and the results of their operations and cash flows for the three months ended March 31, 2008 and 2007 have been included.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The interim results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period of 2008 or for the year ending December 31, 2008.

Recent Development

On March 26, 2008, the Company signed a Stock Purchase Agreement (the “Purchase Agreement”) to acquire Inlog, SA, a French company, and its subsidiaries (“Inlog”) for a maximum of $11.5 million in a combination of cash, stock and earnout payments. Inlog, based in Lyon, France, is a leading European provider of donor center and transfusion information management systems as well as laboratory information systems and other ancillary medical software systems. Prior to closing, the Purchase Agreement requires that the buyer, Global Med, be able to obtain financing acceptable to the buyer, the seller, Inlog, deliver U.S. GAAP financials to the buyer, and the Company’s Board of Directors finalize the acquisition, at their sole discretion. None of these conditions precedent to closing have occurred. There can be no assurance that the Company will be able to obtain the financing necessary for this acquisition on terms acceptable to it or at all. In the event the acquisition occurs, the Company plans to finance this transaction through a combination of existing cash, new debt, and the issuance of additional equity to the owners of Inlog.

Inlog’s product line consists of five (5) primary products: EdgeBlood (for the donor center marketplace), EdgeTrace (for the hospital transfusion marketplace), EdgeLab (a LIS), EdgeCell (cellular therapy for tissue banks, stem cell centers and cord blood centers) and SAPA (supports regulatory compliance and document management). Inlog is ISO 9001:2000 certified and its products have received the NF/ISO 25051/12119 certification guaranteeing the highest level of quality regarding the design, testing and validation of its software, its documentation quality and the quality of its product support and maintenance.

Inlog has been developing, implementing, and supporting its blood bank information management solutions since 1992 and supplies over 700 sites in fifteen (15) countries with its products. Inlog recently completed the national installation of its EdgeBlood product in France. All 2.5 million French blood donations flow through Inlog’s products in France including blood collections, infectious disease testing, component manufacturing and distribution. In addition to France, Inlog provides its software applications in Germany, Austria, Belgium and Switzerland, as well as installations in Greece and Monaco.

In the event that the Company and Inlog finalize the aforementioned transaction, the Company’s software applications will have a presence in twenty (20) countries (including the United States, Canada, Caribbean, European Union, Africa, French Polynesia, and New Caledonia). The Company believes that the acquisition of Inlog is strategically important as Inlog’s existing international marketplace may provide a platform for the Company’s continued growth.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Critical Accounting Policies

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

During the three months ended March 31, 2008, the Company increased its accounts receivable reserves by $18 thousand to $199 thousand. The Company believes that its reserve for accounts receivable is appropriate. The Company may make changes to its revenue recognition practices with respect to specific customers as its assessment of collectability changes. These changes are typically not material to the financial statements.

For those customer accounts for which revenue has been earned with the exception that collectability of the amount is not deemed reasonably assured, the Company recognizes revenues related to these accounts in the period cash is received.

Significant Customers

During the three months ended March 31, 2008 and 2007, there were no customers accounting for more than 10% of revenues. Although the Company had no individual customers accounting for more than 10% of revenues, one of the Company’s marketing partners that sells the Company’s products directly to its customers accounted for 26.1% and 31.2% of revenues for the three months ended March 31, 2008 and 2007, respectively. In addition, this same marketing partner accounted for 29.5% and 56.3% of gross accounts receivable as of March 31, 2008 and December 31, 2007, respectively.

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

Prior to the fourth quarter of 2007, the deferred tax asset related to the net operating loss carry forward was fully reserved by a valuation allowance due to the uncertainty of the Company generating future taxable income. During the fourth quarter of 2007, the Company reassessed its valuation allowance and decreased it by $740 thousand to reflect higher than anticipated net deferred tax asset utilization. As a result of this reassessment in the fourth quarter of 2007 and the reduction in the valuation allowance, the Company’s provision for income taxes increased significantly for the three months ended March 31, 2008 when compared with the comparable period in 2007.

Effective January 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. In accordance with FIN 48, the Company is required to disclose its practice related to recognizing interest and/or penalties related to tax positions taken with uncertainty. The Company records interest and penalties related to tax positions with uncertainty in income tax expense. The Company had no such interest or penalties for the three months ended March 31, 2008 and 2007.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Pre-Acquisition Costs

As of March 31, 2008, the Company had capitalized $255 thousand of pre-acquisition costs related to Inlog. These costs are in the Company’s balance sheet in prepaid expenses and other assets. In the event that the acquisition is unsuccessful, the Company would be required to expense these costs. Expensing these costs could have a material impact on the Company’s operating results for that period. See the “Recent Developments” section of this note 1 for further discussion related to this potential acquisition.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations recognized in connection with final capping, closure and post-closure landfill obligations, until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on the Company's financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 161.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.    PEOPLEMED.COM, INC.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc. (“PeopleMed”), a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient's history. Late in 2007, PeopleMed began offering Validation Services. Validation Services include documenting and testing systems to enable the customer to conform their use of the software system to conform with regulations and requirements. The remaining 17% of PeopleMed is owned by third parties and certain officers and directors of Global Med. There is no minority interest reflected in the March 31, 2008 or December 31, 2007 balance sheets because PeopleMed had a stockholders’ deficit as of those dates.

3.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represented potential fees and attorneys’ costs the Company could be required to pay in the event the Company did not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2006. Based on external evidence and the advice of legal counsel, the Company determined that it was more likely than not that the Company would be required to pay the $1.004 million. As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million during 2005. In December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. In May 2007, the $1.004 million Deposit in escrow was returned to the Company along with $80 thousand in accrued interest. As of March 31, 2008, the Company reclassified the Deposit in escrow as a long-term liability based on the prevailing circumstances of the case. As of March 31, 2008, the Company has determined that the return of the deposit and other circumstances surrounding the case prohibit the Company from reversing the accrual of the $1.004 million under SFAS 5, “Accounting for Contingencies”. The Company intends to continually re-evaluate the facts and circumstances surrounding the case and the related accounting.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

4.    STOCK-BASED COMPENSATION

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

The following summarizes the activity of the Company’s stock options for the three months ended March 31, 2008:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Number of shares under option:
Outstanding at January 1, 2008	10,823,602	$0.82
Granted	---	---
Exercised	(28,000)	0.69
Canceled or expired	---	---
Outstanding at March 31, 2008	10,795,602	$0.81	3.9	$8,798,082
Exercisable at March 31, 2008	9,783,824	$0.79	3.7	$7,827,3587

There were 28 thousand options exercised during the three months ended March 31, 2008. The total intrinsic value of options exercised during the three-months ended March 31, 2008 was approximately $20 thousand.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended March 31, 2008.

		Weighted
		Average Fair
	Shares	Value
	1,117,703	$0.93
Nonvested at January 1, 2008
Granted	---	---
Canceled or expired	---	---
Vested	105,925	0.96
Nonvested at March 31, 2008	1,011,778	$0.91

As of March 31, 2008, there was $919 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 4 years. The total measurement fair value of shares vested during the three months ended March 31, 2008 and 2007 was $106 thousand and $51 thousand, respectively.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

		Three Months Ended March 31,
		2008	2007

Weighted average fair value at date of grant for
options granted during the period	$	---	$158,000
Risk-free interest rates		---	4.56%
Expected stock price volatility		---	3.29%
Expected dividend yield		---	0

No options were granted during the three months ended March 31, 2008.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. As of March 31, 2008, the Company anticipates all outstanding options will vest.

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

The following tables set forth the computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007, respectively, (in thousands):

Three Months Ended March 31,

	2008	2007
Weighted average number of shares used in the basic
Earnings per share computation	26,935	23,212
Effect of dilutive securities:
Common stock options	2,965	838
Common stock warrants	4,414	657
Preferred stock convertible securities	10,601	13,854
Dilutive securities	17,980	15,349
Adjusted weighted average number of shares used in
diluted earnings per share computation	44,915	38,561

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Overview/Outlook

The Company posted record revenues for the three months ended March 31, 2008 of 4.593 million. In addition for the three months ended March 31, 2008, the Company posted operating income of $625 thousand and operating cash flows of $867 thousand.

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

Entities that plan to purchase blood bank products primarily have two choices:

  Upgrade their current system with their existing vendor, or
  Select a replacement system from an alternative vendor.

Overall, Global Med’s revenues for the three months ended March 31, 2008 increased $874 thousand or 23.5% to $4.593 million from $3.719 million from the prior comparable period in 2007. Cost of revenues increased $419 thousand or 36.8% for the three months ended March 31, 2008 to $1.558 million from $1.139 million for the prior comparable period in 2007. For the three months ended March 31, 2008 and 2007, operating expenses were $2.410 million and $2.284 million, and net income was $360 thousand and $287 thousand, respectively. The increase in net income was primarily attributable to the increase in revenues and partially offset by a substantial increase in the Company’s provision for income taxes.

For the three months ended March 31, 2008 operations provided $867 thousand in cash. For the comparable period in 2007, Global Med’s operations provided $504 thousand in cash. The Company believes that its cash flows from the sale of SafeTrace, SafeTrace Tx, and new products to customers and the current backlog of existing business will continue to be strong on an annual basis through the remainder of fiscal year 2008 and possibly thereafter. The Company believes its revenues and operating income will continue to grow in 2008 and possibly beyond.

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

On March 26, 2008, the Company signed a Stock Purchase Agreement (the “Purchase Agreement”) to acquire Inlog, SA, a French company, and its subsidiaries (“Inlog”) for a maximum of $11.5 million in a combination of cash, stock and earnout payments. Inlog, based in Lyon, France, is a leading European provider of donor center and transfusion information management systems as well as laboratory information systems and other ancillary medical software systems. Prior to closing, the Purchase Agreement requires that the buyer, Global Med, be able to obtain financing acceptable to the buyer, the seller, Inlog, deliver U.S. GAAP financials to the buyer, and the Company’s Board of Directors finalize the acquisition, at their sole discretion. None of these conditions precedent to closing have occurred. There can be no assurance that the Company will be able to obtain the financing necessary for this acquisition on terms acceptable to it or at all. The Company plans to finance this transaction through a combination of existing cash, new debt, and the issuance of additional equity to the owners of Inlog.

Inlog’s product line consists of five (5) primary products: EdgeBlood (for the donor center marketplace), EdgeTrace (for the hospital transfusion marketplace), EdgeLab (a LIS), EdgeCell (cellular therapy for tissue banks, stem cell centers and cord blood centers) and SAPA (supports regulatory compliance and document management). Inlog is ISO 9001:2000 certified and its products have received the NF/ISO 25051/12119 certification guaranteeing the highest level of quality regarding the design, testing and validation of its software, its documentation quality and the quality of its product support and maintenance.

Inlog has been developing, implementing, and supporting its blood bank information management solutions since 1992 and supplies over 700 sites in fifteen (15) countries with its products. Inlog recently completed the national installation of its EdgeBlood product in France. All 2.5 million French blood donations flow through Inlog’s products in France including blood collections, infectious disease testing, component manufacturing and distribution. In addition to France, Inlog provides its software applications in Germany, Austria, Belgium and Switzerland, as well as installations in Greece and Monaco.

In the event that the Company and Inlog finalize the aforementioned transaction, the Company’s software applications will have a presence in twenty (20) countries (including the United States, Canada, Caribbean, European Union, Africa, French Polynesia, and New Caledonia). The Company believes that the acquisition of Inlog is strategically important as Inlog’s existing international marketplace may provide a platform for the Company’s continued growth.

The Company has been engaged in a legal action involving a former officer and employee. Refer to the Legal Proceedings section for further discussion.

As of March 31, 2008, the annual recurring maintenance revenues that will be generated once all of the Company’s current customers have implemented the software will be approximately $9.4 million. Significant future revenue growth for the Company is contingent upon continued new system sales and successful implementation of the Company’s software at existing and future sites. The Company believes it may continue to grow its revenue at double-digit rates for the remainder of the current year, and on an annual basis possibly thereafter.

The Company plans to continue to develop and submit additional ElDorado modules to the FDA.

Balance Sheet Changes

As of March 31, 2008 compared with December 31, 2007, certain balance sheet accounts changed substantially. Cash increased by $637 thousand from $6.748 million as of December 31, 2007 to $7.385 million as of March 31, 2008, primarily as a result of the increase in cash flows from operations. Net accounts receivable decreased $697 thousand, primarily as a result of the collection of certain accounts receivable balances that related to certain customers’ annual maintenance contracts that were billed during the fourth quarter of 2007 and collected during the three months ended March 31, 2008. Prepaid expenses and other current assets increased $213 thousand primarily as a result of capitalization of $255 thousand in pre-acquisition costs. Refer to note 1 “Pre-Acquisition Costs” for further discussion.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Revenues.  Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended March 31, 2008 increased by $874 thousand or 23.5% to $4.593 million from $3.719 million for the comparable period in 2007. The primary reasons for the increase were a $589 thousand in software license fees and a $309 thousand increase in maintenance fees.

The table below shows the percentage of our total reported revenues for the period. The maintenance, consulting services, and software license fees relate primarily to the Company’s SafeTrace and SafeTrace Tx software.

	2008	2007
Maintenance	41.6%	43.1%
Consulting services	18.7%	25.4%
Software license fees	35.9%	28.5%
PeopleMed	3.8%	3.0%

Total Revenue	100%	100%

Cost of revenue. Cost of revenue as a percentage of total revenues was 33.9% and 30.6% for the three months ended March 31, 2008 and 2007, respectively. Cost of revenues increased $419 thousand or 36.8% to $1.558 million for the three months ended March 31, 2008 from $1.139 million for the comparable period in 2007. This increase was due primarily to a $292 thousand increase in labor-related costs and a $68 thousand increase in third party software costs which resulted in additional revenues to the Company.

Gross profit. Gross profit as a percentage of total revenue was 66.1% and 69.4% for the three months ended March 31, 2008 and 2007, respectively. Gross profit increased $455 thousand or 17.6% to $3.035 million for the three months ended March 31, 2008 from $2.580 million for the comparable period in 2007. The increase in gross profit was primarily associated with the $874 thousand increase in revenues. The increase in gross profit resulted primarily from the increase in software license and maintenance revenues but was partially offset by higher labor costs associated with maintenance and implementation revenues.

General and administrative. General and administrative expenses increased $113 thousand or 14% to $919 thousand for the three months ended March 31, 2008 compared to $806 thousand for the comparable period in 2007. The primary reasons for the increase was a $104 thousand increase in employee-related labor charges, which were made up primarily of accrued bonuses and direct labor costs to be paid in the event the Company achieves certain minimum levels of pre-tax income for the year. The Company’s compensation committee is in the process of determining the criteria upon which the year-end bonus payouts will be based. Members of the management of the Company have estimated the current bonus payout in these financials based on the bonus payouts incorporated into the Company’s current budget for 2008 which has been approved by the Company’s Board of Directors of which three of its independent members are also on the Company’s Compensation Committee.

Sales and marketing. For the three months ended March 31, 2008, sales and marketing expenses increased $188 thousand or 36.4% to $704 thousand for the three months ended March 31, 2008 compared to $516 thousand for the comparable period in 2007. The increase in sales and marketing expenses is primarily associated with a combined $34 thousand increase in payroll expenses, a $129 thousand increase in commission expenses, primarily associated with higher sales activity for the quarter.

Research and development. Research and development expenses decreased $183 thousand or 19.8% to $741 thousand for the three months ended March 31, 2008 compared to $924 thousand for the comparable period in 2007. This decrease was primarily due to a $151 thousand decrease in payroll-related expenses, a $59 thousand increase in capitalized software development costs. These decreases were partially offset by a $59 thousand increase in travel expenses.

Depreciation and Software Amortization.   Depreciation and software amortization costs for the three months ended March 31, 2008 and 2007 were $46 thousand and $38 thousand, respectively.

Income from operations before other income (expense).   The Company's income from operations during the three months ended March 31, 2008 and 2007 was $625 thousand and $296 thousand, respectively.

Interest income.   Interest income for the three months ended March 31, 2008 and 2007 was $34 thousand and $16, respectively. The Company’s higher cash balances during the quarter resulted in the additional interest income.

Interest expense.   Interest expense was $4 thousand and $3 thousand for the three months ended March 31, 2008 and 2007 respectively.

Income taxes.   For the three months ended March 31, 2008 and 2007, the Company’s income tax expense was $295 thousand and $22 thousand, respectively. The substantial increase in the Company’s income tax expense was the result primarily of two factors: a significant increase in the Company’s taxable income as well as an increase in the Company’s effective tax rate. The effective tax rate for the first quarter of 2008 when compared with the comparable period in 2007, increased significantly as a result of the reversal of a portion of the Company’s valuation allowance associated with the Company’s net operating loss carryforwards (“NOLs”) during the fourth quarter of 2007. In the event the Company continues to be profitable, the Company believes it may be able to continue to shield a significant portion of its taxable income from the payment of income taxes because of these NOLs. Because the Company is required to recognize its tax expense in accordance with US GAAP, this could result in a significant difference between the recognized tax expense and taxes the Company is required to pay.

Net income.   The Company’s net income for the three months ended March 31, 2008 was $360 thousand and $287 thousand for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $7.385 million as of March 31, 2008 compared to $6.748 million at December 31, 2007, none of which was restricted.

The Company had net working capital of $3.817 million as of March 31, 2008 and $3.445 million at December 31, 2007. The increase in working capital was primarily the result of the $839 thousand decrease in the accrued expenses and other current liabilities.

The Company had shareholders’ equity of $3.416 million and virtually no debt as of March 31, 2008. The Company believes that it will generate positive cash flows from operations through 2008, and possibly thereafter.

While the Company’s plans may change, the Company currently intends to spend between $600 thousand to $650 thousand during 2008 on capital equipment which may result in negative cash flows for investing activities. The Company’s cash flows from operations should be sufficient to meet its current cash requirements exclusive of acquisitions. The Company believes that based on its current backlog as well as projected pipeline of business, it will be able to achieve profitability for the year ended December 31, 2008 and possibly thereafter.

The acquisition of Inlog would require significant external financing in the form of additional debt or equity. There can be no assurance that the Company will obtain financing on terms favorable to the Company in the near term or at all.

The Company has not ever paid and has no intention of paying dividends to the common shareholders in the foreseeable future.

Cash flows from operations provided $867 thousand in cash for the three months ended March 31, 2008. The cash provided during the three months ended March 31, 2008 consisted primarily of the net income of $360 thousand net of non-cash changes which provided $170 thousand, and changes in operating assets and liabilities which provided $337 thousand. The primary source of the Company’s operating cash inflows is its billings to customers for the sale of software, services, and maintenance and support. For the three months ended March 31, 2008 and 2007, the Company’s accounts receivable billings were approximately $4.4 million and $3.2 million, respectively. For the three months ended March 31, 2008 and 2007, the Company collected approximately $5.1 million and $4.2 million, respectively from accounts receivable. As a result of the cash collections from accounts receivable being significantly more than the billings, the Company’s gross accounts receivable balance decreased by approximately $679 thousand, while the cash balance increased by approximately $637 thousand. The Company’s cash outflows from operations were approximately $4.4 million and consisted primarily of three components, payroll, vendor-related expenses, and payment of $745 thousand in income taxes. Payroll related expenses typically range from 50%-60% of the Company’s cash outflows from operations with vendor payments typically making up the majority of the remaining amount. The Company believes that the cash flows from its recurring customer base, accounts receivable, backlog, and new system sales will provide for positive cash flows from operations on an annual basis in 2008 and possibly thereafter. Interest and non-operating cash flows are typically not material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a Smaller Reporting Company. ITEM 4. CONTROLS AND PROCEDURES.

              Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and the Vice President of Finance, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Vice President of Finance have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

Internal Controls Over Financial Reporting

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s Principal Executive Officer and the Vice President of Finance, of the effectiveness of the Company’s internal control over financial reporting. The Company’s Principal Executive Officer and Vice President of Finance have concluded that the Company’s controls over financial reporting are in fact, effective at this reasonable assurance level as of the period covered. For the year ended December 31, 2008, the Company’s independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC, will be required to attest to and report on management’s assessment. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting.

              Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls over financial reporting for the fourth quarter and year ended December 31, 2007, the Company’s Principal Executive Officer and Vice President of Finance determined that there was one significant change to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting. This change related to a single control deficiency that was identified during the fourth quarter of 2007 related to the Company’s preparation of its income tax provision. Management believes that the additional controls it implemented during the three months ended March 31, 2008 related to the preparation of its income tax provision have removed the control deficiency, and its controls over financial reporting are now effective.

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

ITEM 1A. RISK FACTORS

For the years ended December 31, 2007 and 2006, the Company’s operations generated positive cash flows from operating activities in the amount of $4.421 million and $1.224 million, respectively. The Company believes that its current customer base and projected backlog of business, as well as sales to new customers, will be sufficient to fund operations which include its planned software development activities, and likely will generate positive cash flows from operations and negative cash flows from investing activities through 2008, and possibly thereafter. The Company believes that based on its recurring revenues, current backlog, and its projected pipeline of business, it will be profitable during 2008 and possibly thereafter; but the Company’s projections may not occur as planned. In the event the Company’s projections do not occur as anticipated, the Company may not generate sufficient revenues to operate profitably in the future or generate sufficient operating cash flows to continue to expand its business or operate its business at current levels.

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

Our success will also depend in part on our ability to develop commercially viable products without infringing the proprietary rights of others. We have not conducted freedom of use patent searches and patents may exist or could be filed which would have an adverse effect on our ability to market our products or maintain our competitive position with respect to our products.

Our future success will depend to a significant extent on the ability of our current and future management personnel to operate effectively, both independently and as a group. In order to compete successfully against current and future competitors, to timely complete research and development projects and to develop future products, we must continue to expand our operations, particularly in the areas of research and development, sales and marketing and training. If we experience significant growth in the future, such growth would likely place significant strain upon our management, operating and financial systems and other resources. In addition, the Company is currently reviewing opportunistic business acquisitions. Management of the Company is focused on increasing its revenues and cash flows through direct sales efforts, increasing its marketing footprint through adding additional channel partners and strategic alliances, and developing new products and enhanced functionality to its existing product mix to attract potential customers. In addition, acquisitions may present an opportunity to increase revenues. To accommodate such growth and compete effectively, we must continue to implement and improve our information systems, procedures and controls, and to expand, train, motivate and manage our work force. Any failure to implement and improve our operational, financial and management systems or to expand, train, motivate or manage our work force could materially and adversely affect our business, financial condition and results of operations, which could force us to reduce our planned expenditures which could negatively impact our business operations.

On March 26, 2008, the Company entered into an agreement to acquire Inlog, a private European medical software firm for a maximum of $11.5 million in a combination of cash, stock and earnout. Prior to closing, the Purchase Agreement requires that the buyer, Global Med, be able to obtain financing acceptable to the buyer, the seller, Inlog, deliver U.S. GAAP financials to the buyer, and the Company’s Board of Directors finalize the acquisition, at their sole discretion. None of these conditions precedent to closing have occurred. There can be no assurance that the Company will be able to obtain the financing necessary for this acquisition on terms acceptable to it or at all. In the event the acquisition occurs, the Company plans to finance this transaction through a combination of existing cash, new debt, and the issuance of additional equity to the owners of Inlog.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the first quarter ended March 31, 2008.

ITEM 5.          OTHER INFORMATION

A Current Report on Form 8-K was filed on March 28, 2008 announcing the signing of a stock purchase agreement with Inlog SA, a French software medical company, for the purchase of all outstanding common stock for a total consideration not to exceed $11.5 million.

A Current Report on Form 8-K was filed on March 14, 2008 announcing the Company’s results for the three and twelve months ended December 31, 2007.

ITEM 6. EXHIBITS

Exhibit 31.1   Certification of the Chairman and Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2   Certification of the Vice President of Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1   Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2   Certification of Vice President of Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC. A Colorado Corporation

Date: May 12, 2008

By: /s/ Michael I. Ruxin, M.D. Michael I. Ruxin, M.D., Chairman of the Board and Chief Executive Officer and Director

Date: May 12, 2008

By: /s/ Darren P. Craig Darren P. Craig, Vice President of Finance