Form 10-Q
period 2008-06-30
GLOBAL MED TECHNOLOGIES INC
filed 2008-08-13
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _____.

Commission file number 0-22083. GLOBAL MED TECHNOLOGIES, INC. (Exact name of registrant as specified in its charter)

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

Yes   ☐          No   ☒

     As of August 8, 2008 the registrant had 30,447,812 common shares outstanding.

GLOBAL MED TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

ITEM 1.      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)

CURRENT ASSETS:

Cash and cash equivalents	$8,165	$6,748
Marketable Securities	930	--
Accounts receivable-trade, net	5,058	3,029
Accrued revenues, net	2,574	822
Prepaid expenses and other assets	1,166	316
Deferred tax asset	534	740
Total current assets	18,427	11,655

Equipment, furniture and fixtures, net	1,218	342
Intangibles	4,520	--
Deferred tax asset	1,345	--
Software, net	3,070	173
	$28,580	$12,170

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,161	$322
Accrued expenses and other current liabilities	5,760	3,377
Deferred revenue	5,911	4,475
Litigation accrual	743	--
Obligation to Inlog’s sellers, current	1,193	--
Capital lease obligation, notes payable, and lines of credit, current portions	803	36
Total current liabilities	15,571	8,210

Litigation accrual	1,004	1,004
Obligation to Inlog’s sellers, less current portion	1,112	--
Capital lease obligation, notes payable, and	5,981	26
lines of credit, less current portion

Total liabilities	23,668	9,240

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Convertible Preferred Stock Series A, $.01 par value:
Authorized shares – 100; 7 and 8 outstanding at June 30, 2008	7,460	7,735
and December 31, 2007, respectively
Convertible Preferred Stock Series BB, $.01 par value:
Authorized shares – 675; none outstanding	--	--
Preferred stock, $.01 par value: Authorized shares - 5,725;
None issued or outstanding	--	--
Common stock, $.01 par value: Authorized shares –
90,000; Issued and outstanding shares– 29,172 and 26,674
at June 30, 2008 and December 31, 2007, respectively	292	267
Additional paid-in capital	56,008	54,288
Accumulated deficit	(58,848)	(59,360)
Total stockholders’ equity	4,912	2,930

Total liabilities and stockholders' equity	$28,580	$12,170

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share information)

	Three months ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues	$4,845	$3,969
Cost of revenues	1,860	1,255
Gross profit	2,985	2,714
OPERATING EXPENSES:
General and administrative	1,146	734
Sales and marketing	671	757
Research and development	767	834
Depreciation and software amortization	68	43
Total operating expenses	2,652	2,368

Income from operations	333	346

OTHER INCOME (EXPENSE):
Interest income	25	109
Interest expense	(17)	(3)
Total other income (expense)	8	106

Income before provision for income tax	341	452
Income tax (expense) benefit	(189)	7

Net income	$152	$459

Basic and Diluted net income per common share
Basic	$0.01	$0.02
Diluted	$0.00	$0.01

Weighted average number of common shares outstanding
Basic	27,948	23,294
Diluted	46,875	40,138

Net income	152	459
Other comprehensive income	--	--
Comprehensive income	152	459

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Six months ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues	$9,438	$7,688

Cost of revenues	3,418	2,394

Gross profit	6,020	5,294

OPERATING EXPENSES:
General and administrative	2,065	1,540
Sales and marketing	1,375	1,273
Research and development	1,508	1,758
Depreciation and software amortization	114	81
Total operating expenses	5,062	4,652

Income from operations	958	642

OTHER INCOME (EXPENSE):
Interest income	59	125
Interest expense	(21)	(6)
Total other income	38	119

Income before provision for income tax	996	761
Provision for income tax expense	(484)	(15)

Net income	512	746

Basic and diluted net income per common share
Basic	$0.02	$0.03
Diluted	$0.01	$0.02

Weighted average number of common shares outstanding:
Basic	27,442	23,253
Diluted	45,882	39,349

Net income	512	746
Other comprehensive income	--	--
Comprehensive income	512	746

See accompanying notes to unaudited condensed consolidated financial statements.

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(In thousands)

	Preferred Stock		Common Stock			Additional	Accumulated
	Shares	Amount	Shares		Amount	Paid-in Capital	Deficit	Total

Balances, December 31, 2007	8	$7,735	26,674		$267	$54,288	$(59,360)	$2,930

Expense associated with
issuance of options for
services to employees or
consultants, (unaudited)	--	--	--	-	--	179	--	179

Exercise of options
(unaudited)	--	--	162		1	136	--	137

Issuance of
common stock in
connection with the
Inlog acquisition (unaudited)	--	--	451		5	563	--	568

Cashless exercise of warrant
(unaudited)	--	--	695		7	(7)	--	--

Exercise of warrants
for cash (unaudited)	--	--	808		8	578	--	586

Conversion of Series A
Preferred Stock to
common shares
(unaudited)	(1)	(275)	382		4	271	--	--

Other comprehensive income
-Net unrealized gains
(losses) (unaudited)
-Transition adjustments (unaudited)

Net income (unaudited)	--	--	--		--	--	512	512

Balances, June 30, 2008
(unaudited)	7	$7,460	29,172		$292	$56,008	$(58,848)	$4,912

See accompanying notes to unaudited condensed consolidated financial statements.

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$512	$746
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	114	81
Bad debt expense	36	65
Common stock, options and warrants issued
for services and other, net	179	112
Changes in operating assets and liabilities:
Accounts receivable-trade, net	(273)	1,077
Accrued revenues, net	263	(294)
Prepaid expenses and other assets	35	(87)
Escrow deposit	--	1,004
Deferred tax asset	331	--
Accounts payable	415	194
Accrued expenses and other current liabilities	(767)	152
Deferred revenue	42	(371)

Net cash provided by operating activities	887	2,679

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment, furniture and fixtures	(111)	(91)
Capitalized software development	(58)	--
Pre-acquisition costs	(300)	--
Acquisition, net of cash acquired	(5,791)	--

Net cash (used in) provided by investing activities	(6,260)	(91)

See accompanying notes to the unaudited condensed consolidated financial statements.

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(In thousands)

	Six months ended
	June 30, 2008
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowing, notes payable and principal payments on debt and capital	6,067	(16)
lease obligations, net of financing costs
Exercise of options for cash and warrants	723	7
Net cash provided by (used in) financing activities	6,790	(9)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,417	2,579

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,748	2,554

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,165	$5,133

SUPPLEMENTAL DISCLOSURES

Cash paid for the period:
Interest on note payable and capital lease	$21	$3
Income taxes	745	175

Non-cash financing activity:
Conversion of Series A Preferred Stock to common shares	$275	$1,260
Fair value of common stock issued in connection with Inlog acquisition	568	--
Fair value of obligation to sellers related to Inlog acquisition	2,305	--

See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

1. BASIS OF PRESENTATION Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. (“Global”) and Subsidiaries (the “Company” or “Global Med”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position as of June 30, 2008 and the results of their operations and cash flows for the three and six months ended June 30, 2008 and 2007 have been included. Global Med’s consolidated financial results include Inlog S.A., a French Company (“Inlog”), for the period from June 26, 2008 through June 30, 2008.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The interim results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period of 2008 or for the year ending December 31, 2008.

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

Fair Value Measurements

Effective January 1, 2008, the Company adopted the fair value measurement and disclosure provisions of Statement of Financial Accounting Standards No. 157 (“SFAS 157”). SFAS No. 157 establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1: quoted prices in active markets for identical assets or liabilities;

Level 2: quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of the Company’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2008 in $(000s):

	Level 1	Level 2	Total
Assets
Cash equivalents	$962	---	$962
Short-term investments	315	---	315
Marketable equity securities	615	---	615
Total	$1,892	---	$1,892

Marketable equity securities: At June 30, 2008 the fair value of our marketable equity securities are based upon quoted market prices for the securities owned by Global Med.

Significant Customers

During the six months ended June 30, 2008 and 2007, there were no customers accounting for more than 10% of revenues. Although the Company had no individual customers accounting for more than 10% of revenues, one of the Company’s marketing partners that sells the Company’s products directly to its customers accounted for 24.3% and 30.7% of revenues for the six months ended June 30, 2008 and 2007, respectively. In addition, this same marketing partner accounted for 16.8% and 56.3% of gross accounts receivable as of June 30, 2008 and December 31, 2007, respectively.

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

Prior to the fourth quarter of 2007, the deferred tax asset related to the net operating loss carry forward was fully reserved by a valuation allowance due to the uncertainty of the Company generating future taxable income. During the fourth quarter of 2007, the Company reassessed its valuation allowance and decreased it by $740 thousand to reflect higher than anticipated net deferred tax asset utilization. As a result of this reassessment in the fourth quarter of 2007 and the reduction in the valuation allowance, the Company’s provision for income taxes increased significantly for the six months ended June 30, 2008 when compared with the comparable period in 2007.

Effective January 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). In accordance with FIN 48, the Company is required to disclose its practice related to recognizing interest and/or penalties related to tax positions taken with uncertainty. The Company records interest and penalties related to tax positions with uncertainty in income tax expense. The Company had no such interest or penalties for the six months ended June 30, 2008 and 2007.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Recently Issued Accounting Standards

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. FSP 14-1 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact the adoption of FSP FAS 142-3 will have on its consolidated financial statement.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact the adoption of FSP FAS 142-3 will have on its consolidated financial statement.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect on its consolidated financial statements of the adoption of SFAS No. 161.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS 141 No. (R)”, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the impact the adoption of SFAS No. 141 (R) or SFAS No. 160 will have on its consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.    ACQUISITION OF INLOG

On June 26, 2008 (the “Acquisition Date”), Global completed its acquisition (the “Inlog Acquisition”) of 100% of the capital stock of Inlog pursuant to the Stock Purchase Agreement (“Purchase Agreement”) signed on March 26, 2008. Inlog was acquired for a maximum purchase price of $11.5 million in a combination of cash, stock and earn-out payments as discussed further below.

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

Inlog has been developing, implementing, and supporting its blood bank information management solutions since 1992 and supplies over 700 sites in fifteen (15) countries with its products. Inlog recently completed the national installation of its EdgeBlood product in France. All 2.5 million French blood donations flow through Inlog’s products in France including blood collections, infectious disease testing, component manufacturing and distribution. In addition to France, Inlog provides its software applications in Germany, Austria, Belgium and Switzerland, as well as installations in Greece and Monaco. Global Med believes that the acquisition of Inlog is strategically important as Inlog’s existing international marketplace may provide a platform for the Company’s continued growth in revenues and net income.

The total preliminary purchase price for Inlog, inclusive of contingent payments, was $10.832 million as of the Acquisition Date. The $11.5 million maximum purchase price is comprised of $10.019 million in non-contingent consideration and $1.481 million in contingent consideration associated with an earn-out. The earn-out is based on 20% of operating income over the five-year period from the Acquisition Date. The contingent consideration is fixed at no more than €2 million but may be less based on the value of exchange rates in effect when the consideration is calculated. Based on the exchange rates in effect as of the Acquisition Date, and due to the $11.5 million purchase price cap, the earn-out payment is currently capped at $1.481 million but is subject to change.

The Acquisition Date purchase price is comprised of the following:

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

	In ($000s	)
Consideration paid on the Acquisition Date
Payment of cash at the Acquisition Date	$6,891
Value of common stock issued at the Acquisition Date	568

Future consideration to be paid
Payment of cash one year from the Acquisition Date (1)	629
Cash payment to be made two years after the Acquisition Date (1)	629
Common stock to be issued one year after the Acquisition Date (2)	651
Common stock to be issued two years after the Acquisition Date (2)	651

Total non-contingent consideration associated with the acquisition,	$10,019
Undiscounted

Acquisition-related costs (estimated) (3)	1,067

Discount on future consideration	(254)

Total fixed consideration	$10,832

On the Acquisition Date, the Company paid the shareholders of Inlog $6.891 million and issued common stock valued at $568 thousand. The Global Med is required to make two additional cash payments to the sellers in the amount of €400 thousand, one and two years after the Acquisition Date. These cash payments convert to $583 thousand and $544 thousand, respectively, based on the exchange rates in effect as of the Acquisition Date. This future cash consideration has been discounted to reflect the inherent imputed interest, because these future payments are non-interest bearing. The total Global Med common shares issued or to be issued is currently estimated as follows:

		Number of Common
	Value of	Shares Issued or
	Common Shares	Contingently Issuable
	in ($000)	in (000s)
Common shares issued at Acquisition Date	$568	451
Common shares to be issued one year after the
Acquisition Date (2)	651	517
Common shares to be issued two years after the
Acquisition Date (2)	651	517

	$1,870	1,485

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

(1)	Underlying payments are to be made in Euros, which have been converted to U.S. dollars.

(2)    As part of the consideration to be paid to the sellers, the Company is required to issue common stock valued at this amount. The number of common shares to be issued is based on the average closing market price of the stock 10 days prior to the date the shares are due. For the purposes of this calculation, the Company used the value of the common stock for the 10 days preceding the Acquisition Date. In the event that the price of the Company’s common stock is less than $1.26 per share for the 10-day period preceding the issuance date, the common shares are due, the Company will pay common shares based on the $1.26 value. The Company, at its option, can elect to pay cash instead of issuing the common shares. Because the Company can elect to pay cash instead of common shares, the common stock to be issued on the first and second anniversary has not been included in the calculation of the Company’s basic common shares, but it has been included in its diluted common share count. Therefore, the calculation of common shares to be issued in the future is subject to change. Payments have not been discounted in this schedule but are discounted in the balance sheet.

(3)    Inlog Acquisition related transaction costs include estimated legal and accounting fees and other external costs directly related to the acquisition.

Preliminary Purchase Price Allocation

Under business combination accounting, the total preliminary purchase price was allocated to Inlog’s net tangible and identifiable intangible assets based on their estimated fair values as of the Acquisition Date as set forth below with residual amounts allocated to other intangibles. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as an intangible because the purchase accounting is preliminary and subject to material change. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to material change. The purchase price allocation is preliminary for all areas and not yet finalized, and there could be material changes to these allocations which could include material amounts being allocated among the current allocations or to goodwill. In addition, upon the finalization of the combined company’s legal entity structure, additional adjustments to deferred taxes may be required.

(in $000s)

Cash and marketable securities	$2,783
Trade receivables and unbilled receivable, net	3,809
Intangible assets	4,520
Software	2,861
Equipment, furniture, fixtures, leasehold improvement	853
Deferred tax assets, net	1,345
Other assets	714
Accounts payable and other liabilities	(3,840)
Deferred revenues	(1,393)
Debt	(820)

Total preliminary purchase price	$10,832

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Intangible Assets

In performing our preliminary purchase price allocation, the Company considered, among other factors, the intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Inlog’s products. The preliminary fair value of intangible assets was based, in part, on a valuation completed by Grant Thornton, LLC using an income approach and estimates and assumptions provided by management. The rate used to discount the net cash flows was 15%. This represents the Company’s estimated cost of capital. No amortization expense was recorded for the five-day period that Inlog’s financial results were consolidated into the Company’s because it was immaterial. The following table sets forth the components of intangible assets associated with the acquisition at the Acquisition Date in ($000s):

	Preliminary	Accumulated	Net Book	Estimated
	Fair Value	Amortization	Value	Useful Life
Non-compete agreements, customer relationships, and other	$4,520	-	$4,520	5-10 years

Pre-Acquisition Contingencies

The Company is aware of certain pre-acquisition contingencies related to Inlog related to lawsuits for which there is an accrual of $743 thousand in the consolidated financials statements. Inlog accrued this amount related to the estimated liabilities in their financial statements prior to the acquisition. At the present time, the Company does not have sufficient information related to the outstanding lawsuits to reverse the outstanding liability. If information becomes available prior to the end of the purchase price allocation period which justifies the elimination of the outstanding liability, the Company will adjust the purchase price allocation accordingly.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Global Med, PeopleMed, and Inlog, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition and $6 million in debt financing had not had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes the business combination accounting effect on historical Inlog’s amortization charges from acquired intangible assets, adjustments to interest expense and related tax effects.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in $000s, except per share data)	2008	2007	2008	2007

Total revenues	$7,831	$6,967	$15,719	$13,812
Net (loss) income	$(43)	$355	$470	$562
Basic net (loss) income per share	$(0.00)	$0.01	$0.02	$0.02
Diluted net (loss) income per share	$(0.00)	$0.01	$0.01	$0.01

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

3.     PEOPLEMED.COM, INC.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc. (“PeopleMed”), a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient's history. Late in 2007, PeopleMed began offering Validation Services. Validation Services include documenting and testing systems to enable the customer to conform their use of the software system to conform with regulations and requirements. The remaining 17% of PeopleMed is owned by third parties and certain officers and directors of Global Med. There is no minority interest reflected in the June 30, 2008 or December 31, 2007 balance sheets because PeopleMed had a stockholders’ deficit as of those dates.

4.     COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represented potential fees and attorneys’ costs the Company could be required to pay in the event the Company did not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2006. Based on external evidence and the advice of legal counsel, the Company determined that it was more likely than not that the Company would be required to pay the $1.004 million. As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million during 2005. In December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. In May 2007, the $1.004 million Deposit in escrow was returned to the Company along with $80 thousand in accrued interest. As of June 30, 2008, the Company reclassified the Deposit in escrow as a long-term liability based on the prevailing circumstances of the case. As of June 30, 2008, the Company has determined that the return of the deposit and other circumstances surrounding the case prohibits the Company from reversing the accrual of the $1.004 million under SFAS 5, “Accounting for Contingencies”. The Company intends to continually re-evaluate the facts and circumstances surrounding the case and the related accounting.

5.     FINANCING AGREEMENTS

On June 17, 2008, Global and its subsidiary, PeopleMed, entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The purpose of entering into the Loan Agreement was to finance the acquisition of Inlog. The Loan Agreement provides for (i) a revolving line of credit (“LOC”) in an amount of up to $1 million, and (ii) a term loan (“Term Loan”) in an amount of up to $5 million. Global and PeopleMed together are referred to as the “Borrower.” As of June 30, 2008, the entire $6 million amount under the Loan Agreement had been borrowed.

The LOC, subject to certain limitations, can be used (i) to borrow revolving loans, (ii) to obtain letters of credit, (iii) to enter into certain foreign exchange contracts and (iv) for certain cash management services. Borrowings under the LOC may be repaid and re-borrowed until June 17, 2011, at which time all amounts borrowed must be repaid. Interest under the revolving line of credit accrues at a floating per annum rate equal to the greater of 0.50% above the prime rate, or 5.50%, with interest payable on a monthly basis.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Interest under the Term Loan accrues at a per annum rate equal to the greater of 2.00% above the prime rate fixed at the time of funding, or 7.00% . The Term Loan is payable in 60 consecutive equal monthly installments of principal plus monthly payments of accrued interest beginning on January 1, 2009. Prior to January 1, 2009, only accrued interest is payable on the Term Loan. The Term Loan may be prepaid, except that prepayment of the entire amount of the outstanding Term Loan will be subject to, among other things, a make-whole premium. The Loan Agreement also provides for the payment of an annual amount equal to 25% of the Borrower’s excess cash flow for the immediately preceding fiscal year until the earlier of December 1, 2013 or all amounts owed under the Term Loan have been paid in full; provided, that for the first excess cash flow payment only, such amount will be based on excess cash flow for the semi-annual period beginning on July 1, 2008 through December 31, 2008.

The LOC and Term Loan under the Loan Agreement are secured by a first priority security interest in certain assets of the Borrower. In addition, on June 17, 2008, the Borrower entered into an Intellectual Property Security Agreement (the “IP Security Agreement”) with Silicon Valley Bank. Pursuant to the IP Security Agreement, the Borrower granted Silicon Valley Bank a security interest in certain intellectual property of Borrower.

The Loan Agreement contains affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, dispose of certain assets, undergo a change of control, incur certain indebtedness, make certain investments or acquisitions, pay cash dividends and enter into certain transactions with affiliates.

Events of default under the Loan Agreement include, among other things, non-payment, violation of covenants, bankruptcy and insolvency events, material adverse change, cross default to certain other indebtedness, certain judgments rendered against Borrower and inaccuracy of representations and warranties. The occurrence of an event of default could result, among other things, in the acceleration of obligations under the Loan Agreement.

6.      STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123R, “Share Based Payment” (“SFAS 123R”), on January 1, 2006. SFAS 123R requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

The following summarizes the activity of the Company’s stock options for the six months ended June 30, 2008:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Number of shares under option:
Outstanding at January 1, 2008	10,823,602	$0.82
Granted	--	--
Exercised	(162,000)	0.85
Canceled or expired	(82,380)	1.06
Outstanding at June 30, 2008	10,579,222	$0.81	3.7	$8,646,815
Exercisable at June 30, 2008	9,598,080	$0.79	3.5	$7,595,589

There were 162 thousand options exercised during the six months ended June 30, 2008. The total intrinsic value of options exercised during the six-months ended June 30, 2008 was approximately $137 thousand.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended June 30, 2008.

		Weighted
		Average Fair
	Shares	Value
Nonvested at January 1, 2008	1,117,703	$0.93
Granted	--	--
Canceled or expired	(5,880)	1.15
Vested	(130,681)	1.18
Nonvested at June 30, 2008	981,142	$0.87

As of June 30, 2008, there was $852 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 4 years. The total measurement fair value of shares vested during the six months ended June 30, 2008 and 2007 was $179 thousand and $109 thousand, respectively.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Six Months Ended June 30,
	2008	2007

Weighted average fair value at date of grant for
options granted during the period	$--	$119,000
Risk-free interest rates	--	4.42%
Expected stock price volatility	--	363%
Expected dividend yield	--	0

No options were granted during the six months ended June 30, 2008.

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. As of June 30, 2008, the Company anticipates all outstanding options will vest.

7.     NET INCOME PER SHARE

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

The following tables set forth the computation of basic and diluted weighted average number of commons shares outstanding for the six months ended June 30, 2008 and 2007, respectively, (in thousands):

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

	Six Months Ended June 30,
	2008	2007
Weighted average number of shares used in the basic
Earnings per share computation	27,442	23,253
Effect of dilutive securities:
Common stock options	3,353	1,126
Common stock warrants	4,580	1,155
Preferred stock convertible securities	10,481	13,815
Contingently issuable shares associated
with Inlog acquisition	26	--
Dilutive securities	18,440	16,096
Adjusted weighted average number of shares used in
diluted earnings per share computation	45,882	39,349

8.    SUBSEQUENT EVENTS

On July 18, 2008, the Borrower entered into a Loan and Security Agreement (the “Second Loan Agreement”) with Partners for Growth II, L.P. (“the Lender”). The Second Loan Agreement provides for a term loan (“Second Term Loan”) in an amount of $1.5 million.

The loan bears interest at a rate equal to the prime rate from time to time (floating) plus 3% per annum, 8% as of July 18, 2008. So long as the Borrower maintains a minimum specified monthly liquidity ratio, the Borrower is only required to pay interest on the outstanding principal amount of the loan until July 18, 2011, on which date any unpaid principal plus any accrued and unpaid interest shall be due and payable. In the event that the Borrower does not maintain the monthly liquidity ratio, the Lender may require Borrower to amortize the loan over 36 months. The Second Term Loan may be prepaid without penalty or fees.

A default interest rate applies to the loan during an event of default under the Second Loan Agreement at a rate equal to the lesser of 18% per annum and the maximum rate of interest that may lawfully be charged to a commercial borrower. The Borrower is also obligated to pay certain commitment fees and bank expenses.

The Second Term Loan is secured by certain assets of the Borrower, including all of the Borrower’s intellectual property, all of Borrower’s equity interests in its domestic subsidiaries and up to 65% of Borrower’s equity interests in any foreign subsidiary.

The Second Loan Agreement contains affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, acquire or dispose of certain assets, undergo a change of control, incur certain indebtedness, make certain investments or loans, pay cash dividends, acquire certain shares of its own stock and enter into transactions outside the ordinary course of business.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2008

Events of default under the Second Loan Agreement include, among other things, non-payment of the loan or certain other obligations, violation of certain covenants, failure to perform certain obligations, bankruptcy and insolvency events, material adverse change, cross default to certain other indebtedness, and inaccuracy of representations and warranties. The occurrence of an event of default could result, among other things, in the acceleration of obligations under the Second Loan Agreement.

In connection with the Second Term Loan, Global agreed to issue to the Lender a warrant to purchase 105 thousand shares of the common stock of Global at a price of $1.25 per share. The warrant expires on July 17, 2013.

On July 31, 2008, Global acquired certain assets of eDonor for $5 million. The purchase of certain assets of eDonor included all of its customers. eDonor is located in Phoenix, Arizona. eDonor is a web-based donor relationship management system that integrates recruitment, scheduling, retention and fulfillment for national as well as local community blood centers. The acquisition is designed to complement Global Med’s line of international blood management and laboratory information software and service solutions. The acquisition consideration consisted of a cash payment of $3.5 million and $1.5 million in restricted common stock. The number of shares issued was calculated based on the closing price of the Company’s stock for the ten trading days prior to the acquisition. The Company issued 1.180 Million shares to eDonor’s sellers.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or negative comparable terminology or by discussion of strategy.

The risks and uncertainties are discussed in greater detail in the Company’s other filings with the Securities and Exchange Commission, including, most recently, its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. There may be additional risks of which the Company is not presently aware or that it currently believes are immaterial which could have an adverse impact on its business. The Company makes no commitment to revise or update any forward-looking statement in order to reflect events or circumstances that may change.

Overview/Outlook

On June 26, 2008 (the “Acquisition Date”), Global completed its acquisition (the “Acquisition”) of 100% of the capital stock of Inlog pursuant to the Stock Purchase Agreement (“Purchase Agreement”) signed on March 26, 2008. Inlog was acquired for a maximum purchase price of $11.5 million in a combination of cash, stock and earn-out payments as discussed in note 2. The results of operations for the three and six months ended June 30, 2008 discussed below reflect the inclusion of Inlog results for the five-day period from the Acquisition Date through June 30, 2008 (the “Acquisition Period”).

The Company posted record revenues for the six months ended June 30, 2008 of $9.438 million. In addition for the six months ended June 30, 2008, the Company posted operating income of $958 thousand and operating cash flows of $887 thousand. During the Acquisition Period, Inlog contributed $174 thousand to the Company’s revenues.

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

With the Company’s acquisition of Inlog, the Company’s software applications will have a presence in twenty (20) countries (including the United States, Canada, Caribbean, European Union, Africa, French Polynesia, and New Caledonia). The Company believes that the acquisition of Inlog is strategically important as Inlog’s existing international marketplace may provide a platform for the Company’s continued growth.

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

In 1999, Global Med introduced PeopleMed. PeopleMed supports chronic disease management as an ASP. PeopleMed’s system uses the Internet to coordinate sources of information and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims, and medical records. PeopleMed began offering validation services to the blood bank industry late in 2007. Validation services include documenting and testing systems to enable the user of these systems to conform to specific requirements and regulations. In fall of 2007, PeopleMed’s services were expanded to include validation activities and offering of quality-certified resources to help clients and non-clients perform FDA-required user validation testing on blood bank software systems prior to Go-Live. In addition to Go-Live activities, PeopleMed also offers independent services for system revalidation for clients who are upgrading to newer versions.

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

Overall, Global Med’s revenues for the six months ended June 30, 2008 increased $1.750 million or 22.8% to $9.438 million from $7.688 million from the prior comparable period in 2007. Cost of revenues increased $1.024 million or 42.8% for the six months ended June 30, 2008 to $3.418 million from $2.394 million for the prior comparable period in 2007. For the six months ended June 30, 2008 and 2007, operating expenses were $5.062 million and $4.652 million, and net income was $512 thousand and $746 thousand, respectively. The decrease in net income was primarily attributable to the increase in income tax expense.

For the six months ended June 30, 2008 operations provided $887 thousand in cash. For the comparable period in 2007, Global Med’s operations provided $2.679 million in cash. The decrease in cash flow from operations is primarily due to the fact that the Company received $1.004 million related to the deposit in escrow during the six months ended June 30, 2007. In addition, payments for income taxes increased by $570 thousand for the six months ended June 30, 2008, when compared with the comparable period during 2007. The Company believes that its cash flows from the sale of its products to customers and the current backlog of existing business will continue to be strong on an annual basis through the remainder of fiscal year 2008 and possibly thereafter. The Company believes its revenues and operating income will continue to grow in 2008 and possibly beyond.

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

Management of the Company is focused on increasing its revenues and cash flows through direct sales efforts, increasing its marketing footprint through adding additional channel partners and strategic alliances, and developing new products and enhanced functionality to its existing product mix to attract potential customers. The Company continues to review opportunistic business acquisitions.

The Company has been engaged in a legal action involving a former officer and employee. Refer to the Legal Proceedings section for further discussion.

As of June 30, 2008, the annual recurring maintenance revenues that will be generated once all of the Company’s current customers have implemented the software will be approximately $9.6 million, exclusive of Inlog. Significant future revenue growth for the Company is contingent upon continued new system sales and successful implementation of the Company’s software at existing and future sites. The Company believes it may continue to grow its organic revenue at double-digit rates for the remainder of the current year, and on an annual basis possibly thereafter.

The Company plans to continue to develop and submit additional ElDorado modules to the FDA.

Balance Sheet Changes

As of June 30, 2008 compared with December 31, 2007, there were significant changes in the Company’s balance sheet primarily as a result of the acquisition of Inlog. Exclusive of the debt assumed in the Acquisition, the Company’s debt and obligations to the former shareholders of Inlog (the “Sellers”) increased by approximately $5.9 million and $2.3 million, respectively. The $2.3 million obligation to Sellers includes the future payment of cash and issuance of stock to the Sellers as outlined in note 2 of the accompanying financial statements. Additional paid-in capital increased by approximately $1.72 million primarily as a result of the issuance of stock valued at $568 thousand to the Sellers, and the exercise of warrants and options during the period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Revenues.  Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended June 30, 2008 increased by $876 thousand or 22.1% to $4.845 million from $3.969 million for the comparable period in 2007. The primary reasons for the increase were a $342 thousand increase in maintenance fees, a $228 thousand increase in implementation and consulting, and a $113 thousand increase in PeopleMed’s revenues, exclusive of Inlog’s revenues. The Company acquired Inlog on June 26, 2008 (the “Acquisition Date”). For the five-day period from the Acquisition Date through June 30, 2008 (the “Acquisition Period”), Inlog increased the Company’s revenues by $174 thousand.

The table below shows the percentage of our total reported revenues for the period.

	2008	2007
Maintenance*	41.3%	41.8%
Consulting services*	26.4%	26.6%
Software license fees*	24.1%	28.9%
PeopleMed*	4.6%	2.7%
Inlog’s	3.6%	--
Total Revenue	100%	100%

*Excludes Inlog’s revenues for Acquisition Period.

Cost of revenue.  Cost of revenue as a percentage of total revenues was 38.4% and 31.6% for the three months ended June 30, 2008 and 2007, respectively. Cost of revenues increased $605 thousand or 41.4% to $1.860 million for the three months ended June 30, 2008 from $1.255 million for the comparable period in 2007. This increase was due primarily to increases of $280 thousand in labor-related costs and $153 thousand in third party software costs, and additional allocations from research and development related primarily to the completion of a certain module of the ElDorado product line, exclusive of Inlog cost of revenues. Inlog’s costs for the Acquisition Period were $92 thousand.

Gross profit.  Gross profit as a percentage of total revenue was 61.6% and 68.4% for the three months ended June 30, 2008 and 2007, respectively. Gross profit increased $271 thousand or 13.1% to $2.985 million for the three months ended June 30, 2008 from $2.714 million for the comparable period in 2007. The increase in gross profit was primarily associated with the $876 thousand increase in revenues which was partially offset by higher labor-related and third party software costs as discussed in the costs of revenue paragraph above.

General and administrative.  General and administrative expenses increased $412 thousand or 56.1% to $1.146 million for the three months ended June 30, 2008 compared to $734 thousand for the comparable period in 2007. The increase was primarily due to increases of $163 thousand in employee-related labor charges, $47 thousand in hiring, $34 thousand in travel, $13 thousand in education, $29 thousand in directors’ compensation, and $36 thousand in legal and accounting, exclusive of Inlog. Inlog’s general and administrative costs were $31 thousand during the Acquisition Period.

Sales and marketing.  For the three months ended June 30, 2008, sales and marketing expenses decreased $86 thousand or 11.4% to $671 thousand for the three months ended June 30, 2008 compared to $757 thousand for the comparable period in 2007. The decrease in sales and marketing expenses is primarily associated with a $151 thousand decrease in commission expenses, primarily associated with lower sales activity for the quarter, which is exclusive of the sales and marketing expenses associated with Inlog. Sales and marketing expenses related to Inlog for the Acquisition Period were $26 thousand.

Research and development  .Research and development expenses decreased $67 thousand or 8.0% to $767 thousand for the three months ended June 30, 2008 compared to $834 thousand for the comparable period in 2007. As discussed in the cost of revenue paragraph above, the Company allocated $85 thousand in costs from research and development to cost of revenue during the quarter. Research and development expenses related to Inlog for the Acquisition Period were $30 thousand.

Depreciation and Software Amortization.  Depreciation and software amortization costs for the three months ended June 30, 2008 and 2007 were $68 thousand and $43 thousand, respectively. Inlog’s depreciation and amortization expenses for the Acquisition Period were $12 thousand.

Income from operations before other income (expense).  The Company's income from operations during the three months ended June 30, 2008 and 2007 was $333 thousand and $346 thousand, respectively.

Interest income.  Interest income for the three months ended June 30, 2008 and 2007 was $25 thousand and $109 thousand, respectively. Interest income decreased during the three months ended June 30, 2008, primarily due to the receipt of approximately $80 thousand in interest income during the comparable period in 2007 associated with the return of the $1.004 million deposit in escrow.

Interest expense.  Interest expense was $17 thousand and $3 thousand for the three months ended June 30, 2008 and 2007 respectively. Interest expense increased as a result of the additional debt associated with financing the Inlog acquisition.

Income taxes.  For the three months ended June 30, 2008 and 2007, the Company’s income tax expense was $189 thousand and there was an income tax benefit of $7 thousand, for the three months ended June 30, 2007. The substantial increase in the Company’s income tax expense was primarily the result of the increase in the Company’s effective tax rate. The effective tax rate for the second quarter of 2008 when compared with the comparable period in 2007, increased significantly as a result of the reversal of a portion of the Company’s valuation allowance associated with the Company’s net operating loss carryforwards (“NOLs”) during the fourth quarter of 2007. In the event the Company continues to be profitable, the Company believes it may be able to continue to shield a significant portion of its taxable income from the payment of income taxes because of these NOLs. Because the Company is required to recognize its tax expense in accordance with US GAAP, this could result in a significant difference between the recognized tax expense and taxes the Company is required to pay.

Net income. The Company’s net income for the three months ended June 30, 2008 was $152 thousand and $459 thousand for the same period in 2007.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Revenues.  Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the six months ended June 30, 2008 increased by $1.750 million or 22.8% to $9.438 million from $7.688 million for the comparable period in 2007. The primary reasons for the increase were a $607 thousand increase in software license fees, a $651 thousand increase in maintenance fees, and an increase in implementation and consulting services revenues of $145 thousand, and a $179 thousand increase in PeopleMed’s revenues, exclusive of Inlog’s revenues. Inlog’s revenues for the Acquisition Period were $174 thousand.

The table below shows the percentage of our total reported revenues for the period.

	2008	2007
Maintenance*	41.4%	42.4%
Consulting services*	22.7%	26.0%
Software license fees*	29.8%	28.7%
PeopleMed*	4.2%	2.8%
Inlog’s	1.8%	--
Total Revenue	100%	100%

*Excludes Inlog’s revenues for Acquisition Period.

Cost of revenue.  Cost of revenue as a percentage of total revenues was 36.2% and 31.1% for the six months ended June 30, 2008 and 2007, respectively. Cost of revenues increased $1.024 million thousand or 42.8% to $3.418 million for the six months ended June 30, 2008 from $2.394 million for the comparable period in 2007. This increase was due primarily to cost increases of $541 thousand in labor-related items, $221 thousand in third party software which resulted in additional revenues, $30 thousand in travel, and $38 thousand in overhead allocations, and additional allocations from research and development related primarily to the completion of a certain module of the ElDorado product line, exclusive of Inlog’s cost of revenues. Inlog’s costs of revenues were $92 thousand for the Acquisition Period.

Gross profit.  Gross profit as a percentage of total revenue was 63.8% and 68.9% for the six months ended June 30, 2008 and 2007, respectively. Gross profit increased $726 thousand or 13.8% to $6.020 million for the six months ended June 30, 2008 from $5.294 million for the comparable period in 2007. The increase in gross profit was primarily associated with the $1.576 million increase in revenues. The increase in gross profit resulted primarily from the increase in software license and maintenance revenues but was partially offset by higher labor and third party software costs, exclusive of Inlog’s gross profit. Inlog’s gross profit for the Acquisition Period was $82 thousand.

General and administrative.  General and administrative expenses increased $525 thousand or 34.1% to $2.065 milllion for the six months ended June 30, 2008 compared to $1.540 million for the comparable period in 2007. The primary reasons for the increase in expenses was an increase of $248 thousand in employee-related labor items, $50 thousand associated with hiring, $35 thousand in legal and accounting, $31 thousand in travel, $28 thousand in directors’ compensation, and $24 thousand in education, which is exclusive of increases that resulted from the acquisition of Inlog. Inlog’s General and administrative costs were $31 thousand during the Acquisition Period.

Sales and marketing.  For the six months ended June 30, 2008, sales and marketing expenses increased $102 thousand or 8.0% to $1.375 million for the six months ended June 30, 2008 compared to $1.273 million for the comparable period in 2007. The increase in sales and marketing expenses is primarily associated with a combined $55 thousand in marketing activity, exclusive of Inlog. Sales and marketing expenses related to Inlog were $26 thousand for the Acquisition Period.

Research and development.  Research and development expenses decreased $250 thousand or 14.2% to $1.508 million for the six months ended June 30, 2008 compared to $1.758 million for the comparable period in 2007. This decrease was primarily due to decreases of $138 thousand in labor-related expenses, $58 thousand in capitalized software development costs, exclusive of costs related to Inlog. Research and development expenses related to Inlog for the Acquisition Period were $30 thousand. Overall, the decrease in costs were associated primarily with the completion of a certain module of the Company’s ElDorado product line and the allocation of certain costs to cost of revenues.

 27 -

Depreciation and Software Amortization.  Depreciation and software amortization costs for the six months ended June 30, 2008 and 2007 were $114 thousand and $81 thousand, respectively. Inlog’s depreciation and amortization expenses for the Acquisition Period were $12 thousand.

Income from operations before other income (expense).  The Company's income from operations during the six months ended June 30, 2008 and 2007 was $958 thousand and $642 thousand, respectively.

Interest income. I nterest income for the six months ended June 30, 2008 and 2007 was $59 thousand and $125 thousand, respectively. The decreased interest income was primarily associated with the receipt of $80 thousand in interest income during the six months ended June 30, 2007 associated with the return of the $1.004 million escrow deposit.

Interest expense.  Interest expense was $21 thousand and $6 thousand for the six months ended June 30, 2008 and 2007, respectively.

Income taxes.  For the six months ended June 30, 2008 and 2007, the Company’s income tax expense was $484 thousand and a benefit of $15 thousand for the comparable period in 2007, respectively. The substantial increase in the Company’s income tax expense was primarily the result of the increase in the Company’s effective tax rate. The effective tax rate for the first six months of 2008 when compared with the comparable period in 2007, increased significantly as a result of the reversal of a portion of the Company’s valuation allowance associated with the Company’s net operating loss carryforwards (“NOLs”) during the fourth quarter of 2007. In the event the Company continues to be profitable, the Company believes it may be able to continue to shield a significant portion of its taxable income from the payment of income taxes because of these NOLs. Because the Company is required to recognize its tax expense in accordance with US GAAP, this could result in a significant difference between the recognized tax expense and taxes the Company is required to pay.

Net income.  The Company’s net income for the six months ended June 30, 2008 was $512 thousand and $746 thousand for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $3.046 million as of June 30, 2008 compared to $6.748 million at December 31, 2007, none of which was restricted.

The Company had net working capital of $2.856 million as of June 30, 2008 and $3.445 million at December 31, 2007.

The Company had shareholders’ equity of $4.912 million and approximately $9.1 million in debt and capital lease obligations, or obligations to the Sellers in the Inlog Acquisition as of June 30, 2008. Of the $9.1 million, approximately $2.3 million represent obligations to the Sellers in the Inlog Acquisition to provide either cash or common stock in the future. The Company believes that it will generate positive cash flows from operations through 2008, and possibly thereafter.

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

Cash flows from operations provided $887 thousand in cash for the six months ended June 30, 2008. The cash provided during the six months ended June 30, 2008 consisted primarily of the net income of $512 thousand net of non-cash changes which provided $329 thousand, and changes in operating assets and liabilities which provided $46 thousand. The primary source of the Company’s operating cash inflows is its billings to customers for the sale of software, services, and maintenance and support. For the six months ended June 30, 2008 and 2007, the Company’s accounts receivable billings were approximately $9.7 million and $7 million, respectively. For the six months ended June 30, 2008 and 2007, the Company collected approximately $9.639 million and $9.293 million, respectively from accounts receivable. For the six months ended June 30, 2008, the Company’s cash outflows from operations were approximately $8.752 million and consisted primarily of three components, payroll, vendor-related expenses, and payment of $745 thousand in income taxes. Payroll related expenses typically range from 50%-60% of the Company’s cash outflows from operations with vendor payments typically making up the majority of the remaining amount. The Company believes that the cash flows from its recurring customer base, accounts receivable, backlog, and new system sales will provide for positive cash flows from operations on an annual basis in 2008 and possibly thereafter. As a result of the debt and capital lease obligations acquired as part of the Inlog Acquisition and to finance the Inlog Acquisition, the Company’s annual debt expense and interest payments, exclusive of any debt added after June 30, 2008, are estimated to be approximately $500 thousand.

We believe that our current cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures, contractual obligations and investment needs.

In addition, we believe we could fund other acquisitions and repurchase common stock with our internally available cash and investments, cash generated from operations, additional borrowings or from the issuance of additional securities.

Recent Financing Activities

On June 17, 2008, Global and its subsidiary, PeopleMed, entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The purpose of entering into the Loan Agreement was to finance the acquisition of Inlog. The Loan Agreement provides for (i) a revolving line of credit (“LOC”) in an amount of up to $1 million, and (ii) a term loan (“Term Loan”) in an amount of up to $5 million. Global and PeopleMed together are referred to as the “Borrower.” As of June 30, 2008, the entire $6 million amount under the Loan Agreement had been borrowed.

The LOC, subject to certain limitations, can be used (i) to borrow revolving loans, (ii) to obtain letters of credit, (iii) to enter into certain foreign exchange contracts and (iv) for certain cash management services. Borrowings under the LOC may be repaid and re-borrowed until June 17, 2011, at which time all amounts borrowed must be repaid. Interest under the revolving line of credit accrues at a floating per annum rate equal to the greater of 0.50% above the prime rate, or 5.50%, which interest is payable on a monthly basis.

Interest under the Term Loan accrues at a per annum rate equal to the greater of 2.00% above the prime rate fixed at the time of funding, or 7.00% . The Term Loan is payable in 60 consecutive equal monthly installments of principal plus monthly payments of accrued interest beginning on January 1, 2009. Prior to January 1, 2009, only accrued interest is payable on the Term Loan. The Term Loan may be prepaid, except that prepayment of the entire amount of the outstanding Term Loan will be subject to, among other things, a make-whole premium. The Loan Agreement also provides for the payment of an annual amount equal to 25% of the Borrower’s excess cash flow for the immediately preceding fiscal year until the earlier of December 1, 2013 or all amounts owed under the Term Loan have been paid in full; provided, that for the first excess cash flow payment only, such amount will be based on excess cash flow for the semi-annual period beginning on July 1, 2008 through December 31, 2008.

The LOC and Term Loan under the Loan Agreement are secured by a first priority security interest in certain assets of the Borrower. In addition, on June 17, 2008, the Borrower entered into an Intellectual Property Security Agreement (the “IP Security Agreement”) with Silicon Valley Bank. Pursuant to the IP Security Agreement, the Borrower granted Silicon Valley Bank a security interest in certain intellectual property of Borrower.

The Loan Agreement contains affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, dispose of certain assets, undergo a change of control, incur certain indebtedness, make certain investments or acquisitions, pay cash dividends and enter into certain transactions with affiliates.

Events of default under the Loan Agreement include, among other things, non-payment, violation of covenants, bankruptcy and insolvency events, material adverse change, cross default to certain other indebtedness, certain judgments rendered against Borrower and inaccuracy of representations and warranties. The occurrence of an event of default could result, among other things, in the acceleration of obligations under the Loan Agreement.

On July 18, 2008, the Borrower entered into a Loan and Security Agreement (the “Second Loan Agreement”) with Partners for Growth II, L.P. (the “Lender”). The Second Loan Agreement provides for a term loan (“Second Term Loan”) in an amount of $1 million.

The loan bears interest at a rate equal to the prime rate from time to time (floating) plus 3% per annum, 8% as of July 18, 2008. So long as the Borrower maintains a minimum specified monthly liquidity ratio, the Borrower is only required to pay interest on the outstanding principal amount of the loan until July 18, 2011, on which date any unpaid principal plus any accrued and unpaid interest shall be due and payable. In the event that the Borrower does not maintain the monthly liquidity ratio, the Lender may require Borrower to amortize the loan over 36 months. The Second Term Loan may be prepaid without penalty or fees.

A default interest rate applies to the loan during an event of default under the Second Loan Agreement at a rate equal to the lesser of 18% per annum and the maximum rate of interest that may lawfully be charged to a commercial borrower. The Borrower is also obligated to pay certain commitment fees and bank expenses.

The Second Term Loan is secured by certain assets of the Borrower, including all of the Borrower’s intellectual property, all of Borrower’s equity interests in its domestic subsidiaries and up to 65% of Borrower’s equity interests in any foreign subsidiary.

The Second Loan Agreement contains affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, acquire or dispose of certain assets, undergo a change of control, incur certain indebtedness, make certain investments or loans, pay cash dividends, acquire certain shares of its own stock and enter into transactions outside the ordinary course of business.

Events of default under the Second Loan Agreement include, among other things, non-payment of the loan or certain other obligations, violation of certain covenants, failure to perform certain obligations, bankruptcy and insolvency events, material adverse change, cross default to certain other indebtedness, and inaccuracy of representations and warranties. The occurrence of an event of default could result, among other things, in the acceleration of obligations under the Second Loan Agreement.

In connection with the Second Term Loan, Global Med issued to the Lender a warrant to purchase 105 thousand shares of the common stock of Global Med at a price of $1.25 per share. The warrant expires on July 17, 2013.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a Smaller Reporting Company.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.

Changes In Internal Controls Over Financial Reporting

During the fiscal quarter ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.The Company acquired Inlog on June 26, 2008. The Company has not yet performed the procedures necessary to evaluate if Inlog’s internal controls over financial reporting are effective. The Company currently plans on reviewing Inlog’s controls over financial reporting during the fourth quarter.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represents potential fees and attorneys’ costs the Company could be required to pay in the event the Company did not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheets as of December 31, 2007 and June 30, 2008. Based on external evidence and the advice of legal counsel, the Company determined that it was more likely than not that the Company would be required to pay the $1.004 million. As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million. On December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. In May 2007, the $1.004 million Deposit in escrow was returned to the Company along with $80 thousand in accrued interest.

ITEM 1A. RISK FACTORS

In the United States and Europe, there is substantial competition in all aspects of the blood bank and hospital information management industry. Numerous companies are developing technologies and marketing products and services in the healthcare information management area. Many competitors in the blood bank industry have received FDA clearance for their products. There is also substantial competition in the European markets served by Inlog related to blood banks, transfusion, and laboratory information systems. Europe does not presently have analogous FDA-like regulations for its blood donor and transfusion product. Many of these competitors have been in business longer and have substantially greater personnel and financial resources than Global Med. Global Med believes it is able to compete based on the current technological capabilities of SafeTrace, SafeTrace Tx, and ElDorado Donor, Donor Doc, EdgeBlood, EdgeTrace, EdgeLab, EdgeCell, and SAPA.

The Company’s future success will depend to a significant extent on the ability of the Company’s current and future management personnel to operate effectively, both independently and as a group. In order to compete successfully against current and future competitors, to timely complete research and development projects and to develop future products, the Company must continue to expand its operations, particularly in the areas of research and development, sales and marketing and training. If the Company experiences significant growth in the future, such growth would likely place significant strain upon the Company’s management, operating and financial systems and other resources. In addition, the Company has completed two acquisitions and the Company has significantly increased its outstanding debt in order to finance these acquisitions. The Company continues to review additional opportunistic business acquisitions. While business acquisitions present many opportunities for growth, future growth depends upon the successful integration of the acquired entities and the future organic revenue growth. Management of the Company is focused on increasing its revenues and cash flows through direct sales efforts, increasing its marketing footprint through adding additional channel partners and strategic alliances, and developing new products and enhanced functionality to its existing product mix to attract potential customers. In addition, acquisitions may present an opportunity to increase revenues. To accommodate such growth and compete effectively, the Company must continue to implement and improve the Company’s information systems, procedures and controls, and to expand, train, motivate and manage the Company’s work force. Any failure to implement and improve the Company’s operational, financial and management systems or to expand, train, motivate or manage the Company’s work force could materially and adversely affect the Company’s business, financial condition and results of operations, which could force us to reduce our planned expenditures which could negatively impact the Company’s business operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES
Not applicable.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to the terms of the Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, on June 6, 2008 and June 9, 2008, holders of 7,460 shares of the Company’s Series A Convertible Preferred Stock authorized the Company, by written consent, to enter into a credit facility with Silicon Valley Bank.

ITEM 5.              OTHER INFORMATION

A Current Report on Form 8-K was filed on June 20, 2008 announcing the loan and security agreement providing the Company with a $1 million line of credit and a $5 million term loan.

A Current Report on Form 8-K was filed on May 14, 2008 announcing the Company’s results for the three months ended March 31, 2008.

ITEM 6.                EXHIBITS

Exhibit No.		Description

10.92	(1)	Loan and Security Agreement dated as of June 17, 2008 between
		Silicon Valley Bank, Global Med Technologies, Inc. and
		PeopleMed.com, Inc.

10.93	(1)	Intellectual Property Security Agreement dated as of June 17, 2008
		between Silicon Valley Bank, Global Med Technologies, Inc. and
		PeopleMed.com, Inc.

10.94	(2)	Security Agreement, dated June 26, 2008 among Global Med
		Technologies, Inc. and the Sellers named therein

Exhibit No.	Description

10.95	Loan and Security Agreement dated as of July 18, 2008 among
Partners for Growth II, L.P., Global Med Technologies, Inc. and PeopleMed.com, Inc.
Employment Agreement, dated July 30, 2008, between the Company

10.96	Employment Agreement dated July 30, 2008, between the Company and Michael I. Ruxin, effective August 1, 2008

31.1	Certification of the Chairman and Chief Executive Officer, Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Acting Chief Financial Officer Pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Chief Financial Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 20, 2008

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 12, 2008	GLOBAL MED TECHNOLOGIES, INC.
A Colorado Corporation

/s/ Michael I. Ruxin, M.D.
Michael I. Ruxin, M.D. Chairman of the Board and Chief Executive Officer

/s/ Darren P. Craig
Date:	August 12, 2008	Darren P. Craig, Acting Chief Financial Officer