Form 10-Q
period 2008-09-30
GLOBAL MED TECHNOLOGIES INC
filed 2008-11-14
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _____.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 7, 2008 the registrant had 33,956,632 common shares outstanding.

GLOBAL MED TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I.
FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$6,519	$6,748
Marketable Securities	517	—
Accounts receivable-trade, net	4,264	3,029
Accrued revenues, net	1,757	822
Prepaid expenses and other assets	1,025	316
Deferred tax asset	1,871	740
Total current assets	15,953	11,655

Equipment, furniture and fixtures, net	1,243	342
Intangibles	1,707	—
Goodwill	5,692	—
Software, net	4,226	173
Total assets	$28,821	$12,170

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,461	$322
Accrued expenses and other current liabilities	4,703	3,377
Deferred revenue	5,031	4,475
Litigation accrual	667	—
Obligation to Inlog’s sellers, current	1,162	—
Capital lease obligation, notes payable, and lines of credit, current portions	877	36
Total current liabilities	13,901	8,210

Litigation accrual	1,004	1,004
Obligation to Inlog’s sellers, less current portion	1,086	—
Capital lease obligation, notes payable, and lines of credit, less current portion	7,066	26
Total liabilities	23,057	9,240

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Convertible Preferred Stock Series A, $.01 par value:
Authorized shares – 100; 7 and 8 outstanding at September 30, 2008 and December 31, 2007, respectively	7,100	7,735
Convertible Preferred Stock Series BB, $.01 par value:
Authorized shares – 675; none outstanding		—
Preferred stock, $.01 par value: Authorized shares - 5,725; None issued or outstanding		—
Common stock, $.01 par value: Authorized shares – 90,000; Issued and outstanding shares – 32,356 and 26,674 at September 30, 2008 and December 31, 2007, respectively	324	267
Additional paid-in capital	58,715	54,288
Accumulated deficit	(59,076)	(59,360)
Comprehensive income	(328)	—
Currency translation adjustment	(971)	—
Total stockholders’ equity	5,764	2,930

Total liabilities and stockholders' equity	$28,821	$12,170

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Three months ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues	$6,940	$4,094

Cost of revenues	2,759	1,172

Gross profit	4,181	2,922

OPERATING EXPENSES:
General and administrative	1,682	875
Sales and marketing	1,055	670
Research and development	1,214	783
Depreciation and software amortization	348	47
Total operating expenses	4,299	2,375

Income (loss) from operations	(118)	547

OTHER INCOME (EXPENSE):
Interest income	27	42
Interest expense	(191)	(3)
Total other income (expense)	(164)	39

Income (loss) before provision for income tax	(282)	586
Income tax (expense) benefit	54	(34)

Net (loss) income	$(228)	$552

Basic and Diluted net income per common share
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.01

Weighted average number of common shares outstanding
Basic	30,754	25,600
Diluted	30,754	44,469

Net (loss) income	(228)	552
Other comprehensive loss	(1,299)	—
Comprehensive loss	(1,527)	552

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share information)

	Nine months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues	$16,378	$11,782

Cost of revenues	6,177	3,566

Gross profit	10,201	8,216

OPERATING EXPENSES:
General and administrative	3,747	2,415
Sales and marketing	2,430	1,943
Research and development	2,722	2,541
Depreciation and software amortization	462	128
Total operating expenses	9,361	7,027

Income from operations	840	1,189

OTHER INCOME (EXPENSE):
Interest income	86	167
Interest expense	(212)	(9)
Total other income	(126)	158

Income before provision for income tax	714	1,347
Provision for income tax expense	(430)	(49)

Net income	284	1,298

Basic and diluted net income per common share
Basic	$0.01	$0.05
Diluted	$0.01	$0.03

Weighted average number of common shares outstanding:
Basic	28,546	24,035
Diluted	46,898	41,052

Net income	284	1,298
Other comprehensive loss	(1,299)	—
Comprehensive loss	$(1,015)	$1,298

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income (loss)	Total

Balances, December 31, 2007	8	$7,735	26,674	$267	$54,288	$(59,360)	—	$2,930

Expense associated with issuance of options for services to employees or consultants, (unaudited)	—	—	—	—	253	—	—	253

Exercise of options for cash (unaudited)	—	—	606	6	452	—	—	458

Cashless exercise of options (unaudited)	—	—	545	5	(5)	—	—	—

Issuance of common stock in connection with the Inlog acquisition (unaudited)	—	—	451	5	563	—	—	568

Issuance of common stock in connection with the eDonor acquisition (unaudited)	—	—	1,180	12	1,488	—	—	1,500

Cashless exercise of warrant
(unaudited)	—	—	695	7	(7)	—	—	—

Exercise of warrants for cash (unaudited)	—	—	1,308	13	948	—	—	961

Issuance of warrants in connection with financing (unaudited)	—	—	—	—	81	—	—	81

Vesting of restricted stock
(unaudited)	—	—	15	—	28	—	—	28

Conversion of Series A Preferred Stock to common shares (unaudited)	(1)	(635)	882	9	626	—	—	—

Other comprehensive income -Net unrealized gains (losses) (unaudited)	—	—	—	—	—	—	(328)	(328)
-Translation adjustments (unaudited)	—	—	—	—	—	—	(971)	(971)

Net income (unaudited)	—	—	—	—	—	284	—	320

Balances, September 30, 2008 (unaudited)	7	$7,100	32,356	$324	$58,715	$(59,076)	$(1,299)	$5,764

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$284	$1,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	462	128
Financing costs	39	—
Bad debt expense	47	83
Common stock, options and warrants issued
for services and other, net	281	174
Changes in operating assets and liabilities:
Accounts receivable-trade, net	512	1,089
Accrued revenues, net	1,094	(304)
Prepaid expenses and other assets	(97)	41
Escrow deposit	—	1,004
Deferred tax asset	328	—
Accounts payable	631	219
Accrued expenses and other current liabilities	(1,504)	127
Deferred revenue	(963)	(488)

Net cash provided by operating activities	1,114	3,371

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment, furniture and fixtures	(267)	(224)
Capitalized software development	(148)	—
Acquisitions, net of cash acquired	(9,464)	—

Net cash used in investing activities	(9,879)	(224)

See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(In thousands)

	Nine months ended
	September 30, 2008
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowing, notes payable and principal payments on debt and capital lease obligations, net of financing costs	7,231	(24)
Exercise of options and warrants for cash	1,421	68
Net cash provided by financing activities	8,652	44
Effect of exchange rate changes on cash	(116)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(229)	3,191

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,748	2,554

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,519	$5,745

SUPPLEMENTAL DISCLOSURES
Non-cash financing activities:
Conversion of Series A Preferred Stock to common shares	$635	$2,015
Fair value of common stock issued in connection with Inlog acquisition	568	—
Fair value of obligation to sellers related to Inlog acquisition	2,248	—
Fair value of common stock issued in connection with eDonor acquisition	1,500	—

See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1. BASIS OF PRESENTATION

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements of Global Med Technologies, Inc. (“Global”) and Subsidiaries (the “Company” or “Global Med”) have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of their financial position as of September 30, 2008 and the results of their operations and cash flows for the three and nine months ended September 30, 2008 and 2007 have been included. Global Med’s consolidated financial results include Inlog S.A., a French Company (“Inlog S.A.” or “Inlog”) and its subsidiaries, for the period from June 26, 2008 through September 30, 2008. Global Med’s consolidated financial statements also include the results for substantially all of the assets associated with Blueridge Solutions, L.C.’s blood bank management software business which will herein be referred to as “eDonor.” The results for eDonor are included for the period from August 1, 2008 through September 30, 2008.

While management believes the disclosures presented are adequate to prevent misleading information, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The interim results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period of 2008 or for the year ending December 31, 2008.

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
SEPTEMBER 30, 2008

Level 2: quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of the Company’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2008 in $(000s):

	Level 1	Level 2	Total
Assets
Cash equivalents	$919	—	$919
Short-term investments	286	—	286
Marketable equity securities	231	—	231
Total	$1,436	—	$1,436

Marketable equity securities: At September 30, 2008 the fair value of our marketable equity securities are based upon quoted market prices for the securities owned by Global Med. The Company has classified these marketable securities as available for sale securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 115 specifies that unrealized gains and losses on available for sale securities that are other than permanent flow through the statement of shareholders’ equity.

Significant Customers

During the nine months ended September 30, 2008 and 2007, there were no customers accounting for more than 10% of revenues. Although the Company had no individual customers accounting for more than 10% of revenues, one of the Company’s marketing partners that sells the Company’s products directly to its customers accounted for 18.1% and 27.5% of revenues for the nine months ended September 30, 2008 and 2007, respectively. In addition, this same marketing partner accounted for 6.5% and 56.3% of gross accounts receivable as of September 30, 2008 and December 31, 2007, respectively.

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

Prior to the fourth quarter of 2007, the deferred tax asset related to the net operating loss carry forward was fully reserved by a valuation allowance due to the uncertainty of the Company generating future taxable income. During the fourth quarter of 2007, the Company reassessed its valuation allowance and decreased it by $740 thousand to reflect higher than anticipated net deferred tax asset utilization. As a result of this reassessment in the fourth quarter of 2007 and the reduction in the valuation allowance, the Company’s provision for income taxes increased significantly for the nine months ended September 30, 2008 when compared with the comparable period in 2007.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Effective January 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). In accordance with FIN 48, the Company is required to disclose its practice related to recognizing interest and/or penalties related to tax positions taken with uncertainty. The Company records interest and penalties related to tax positions with uncertainty in income tax expense. The Company had no such interest or penalties for the nine months ended September 30, 2008 and 2007.

Foreign Currency Translation

The Company’s Inlog subsdiary operates in Europe where the Euro is considered the functional currency. Inlog’s accounts are translated into U.S dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in other income (expense).

 Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes net income (loss) plus the results of certain changes in shareholders’ equity that are not reflected in the results of operations. The Company’s comprehensive income (loss) consisted of changes in foreign currency translation adjustments and unrealized gains and losses on available for sale marketable securities.

Industry Segments and Foreign Revenue

The Company operates in one industry segment: the design, development, sale and support of information management software products for blood banks, hospitals, centralized transfusion centers and other health care-related facilities. Revenues are derived from the licensing of software, maintenance, the provision of consulting and other value-added support services, and the resale of software obtained from vendors. For the three months ended September 30, 2008, revenue from customers in foreign locations was 37.0% from Europe, the Middle East and Africa. For the nine months ended September 30, 2008, revenue from customers in foreign locations was 16.7% from Europe, the Middle East and Africa.. Revenue from customers in foreign locations for the three month and nine month periods ended September 30, 2007 was negligible.

Recently Issued Accounting Standards

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. FSP 14-1 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact if any the adoption of FSP 14-1 may have on its consolidated financial statement.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact if any the adoption of FSP FAS 142-3 may have on its consolidated financial statement.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of:  (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.  This statement applies to all entities and all derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company has not yet determined the impact if any the adoption of this standard may have on its consolidated financial statements of the adoption of SFAS No. 161.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS No. 141 (R)”, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the impact if any the adoption of SFAS No. 141 (R) or SFAS No. 160 may have on its consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

2. ACQUISITIONS

Acquisition of Inlog (Acquisition A)

On June 26, 2008 (the “Acquisition Date”), Global completed its acquisition (the “Inlog Acquisition”) of 100% of the capital stock of Inlog pursuant to the Stock Purchase Agreement (“Purchase Agreement”) signed on March 26, 2008. Inlog was acquired for a maximum purchase price of $11.5 million in a combination of cash, stock and earn-out payments as discussed further below.

Inlog’s product line consists of five (5) primary products: EdgeBlood (for the donor center marketplace), EdgeTrace (for the hospital transfusion marketplace), EdgeLab (a laboratory information system “LIS”), EdgeCell (cellular therapy for tissue banks, stem cell centers and cord blood centers) and SAPA (supports regulatory compliance and document management). Inlog is ISO 9001:2000 certified and its products have received the NF/ISO 25051/12119 certification guaranteeing the highest level of quality regarding the design, testing and validation of its software, its documentation quality and the quality of its product support and maintenance.

Inlog has been developing, implementing, and supporting its blood bank information management solutions since 1992 and supplies over 800 sites in fifteen (15) countries with its products. Inlog recently completed the national installation of its EdgeBlood product in France. All 2.5 million French blood donations flow through Inlog’s products in France including blood collections, infectious disease testing, component manufacturing and distribution. In addition to France, Inlog provides its software applications in Germany, Austria, Belgium and Switzerland, as well as installations in Greece and Monaco. Global Med believes that the acquisition of Inlog is strategically important as Inlog’s existing international marketplace may provide a platform for the Company’s continued growth in revenues and net income.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

The Acquisition Date purchase price is comprised of the following:

In ($000s)
Consideration paid on the Acquisition Date
Payment of cash at the Acquisition Date	$6,891
Value of common stock issued at the Acquisition Date	568

Future consideration to be paid
Payment of cash one year from the Acquisition Date (1)	629
Cash payment to be made two years after the Acquisition Date (1)	629
Common stock to be issued one year after the Acquisition Date (2)	651
Common stock to be issued two years after the Acquisition Date (2)	651

Total non-contingent consideration associated with the acquisition, undiscounted	$10,019

Acquisition-related costs (estimated) (3)	1,067

Discount on future consideration	(254)

Total fixed consideration	$10,832

On the Acquisition Date, the Company paid the shareholders of Inlog $6.891 million in cash and issued common stock valued at $568 thousand. Global Med is required to make two additional cash payments to the sellers in the amount of €400 thousand, one and two years after the Acquisition Date. The euro-based discounted future cash payments convert to $583 thousand and $544 thousand, respectively, based on the exchange rates in effect as of the Acquisition Date. This future cash consideration has been discounted to reflect the inherent imputed interest, because these future payments are non-interest bearing. The total Global Med common shares issued or to be issued is currently estimated as follows:

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

	Value of Common Shares in ($000)	Number of Common Shares Issued or Contingently Issuable in (000s)
Common shares issued at Acquisition Date	$568	451
Common shares to be issued one year after the Acquisition Date (2)	651	517
Common shares to be issued two years after the Acquisition Date (2)	651	517

	$1,870	1,485

(1) Underlying payments are to be made in Euros, which have been converted to U.S. dollars as of the Acquisition Date.

(2) As part of the consideration to be paid to the sellers, the Company is required to issue common stock valued at this amount. The number of common shares to be issued is based on the average closing market price of the stock 10 days prior to the date the shares are due. For the purposes of this calculation, the Company used the value of the common stock for the 10 days preceding the Acquisition Date. In the event that the price of the Company’s common stock is less than $1.26 per share for the 10-day period preceding the issuance date, the common shares are due, the Company will issue common shares based on the $1.26 value. The Company, at its option, can elect to pay cash instead of issuing the common shares. Because the Company can elect to pay cash instead of common shares, the common stock to be issued on the first and second anniversary has not been included in the calculation of the Company’s basic common shares, but it has been included in its diluted common share count. Therefore, the calculation of common shares to be issued in the future is subject to change. This represents the undiscounted value of the payment. The payments are discounted in the balance sheet.

(3) Inlog Acquisition related transaction costs include estimated legal and accounting fees and other external costs directly related to the acquisition.

Inlog Preliminary Purchase Price Allocation

The total preliminary purchase price was allocated to Inlog’s net tangible and identifiable intangible assets based on their estimated fair values as of the Acquisition Date as set forth below with residual amounts allocated to goodwill. The purchase accounting is preliminary and subject to material change. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to material change which could result in material amounts being allocated among the current allocations or to goodwill. In addition, upon the finalization of the combined company’s legal entity structure, additional adjustments to deferred taxes may be required.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

(in $000s)
Cash and marketable securities	$2,783
Trade receivables and unbilled receivable, net	3,809
Intangible assets	860
Goodwill	3,660
Software	2,861
Equipment, furniture, fixtures, leasehold improvement	853
Deferred tax assets, net	1,345
Other assets	714
Accounts payable and other liabilities	(3,840)
Deferred revenues	(1,393)
Debt	(820)
Total preliminary purchase price	$10,832

Inlog Intangible Assets

In performing our preliminary purchase price allocation, the Company considered, among other factors, the intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Inlog’s products. The preliminary fair value of intangible assets was based, in part, on a valuation completed by a third party valuation firm using an income approach and estimates and assumptions provided by management and is subject to material change. As noted above, no amounts have yet been allocated to goodwill. The rate used to discount the net cash flows was 15%. This represents the Company’s estimated cost of capital. The following table sets forth the components of intangible assets associated with the acquisition at the Acquisition Date in ($000s):

	Preliminary Fair Value	Accumulated Amortization	Currency Translation Adjustment	Net Book Value	Estimated Useful Life
Non-compete agreements, customer relationships, and other	$860	(33)	(78)	$749	5-10 years

Inlog Pre-Acquisition Contingencies

The Company is aware of certain pre-acquisition contingencies related to Inlog related to lawsuits for which there is an accrual of $667 thousand in the consolidated financials statements. We are currently assessing the merits of these cases.

Acquisition of eDonor (Acquisition B)

Effective August 1, 2008 (the “eDonor Acquisition Date”), Global completed its acquisition (the “eDonor Acquisition”) of certain assets of eDonor pursuant to the Asset Purchase Agreement (“Asset Purchase Agreement”) signed on July 31, 2008. eDonor was acquired for approximately $5 million in a combination of cash and stock.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

eDonor is a web-based donor relationship management system that integrates recruitment, scheduling, retention and fulfillment for national as well as local community blood centers. The acquisition is designed to complement Global Med’s strong line of international blood management and laboratory information software and service solutions.

The eDonor purchase price totaling $5 million is comprised of the following:

In ($000s)

Cash consideration	$3,500
Common stock issued (1.18 million shares at $1.27 per share)	1,500
Total cash and stock consideration	$5,000

Estimated acquisition-related costs	25

Total purchase price	$5,025

eDonor Preliminary Purchase Price Allocation

Under business combination accounting, the total preliminary purchase price was allocated to eDonor’s net tangible and identifiable intangible assets based on their estimated fair values as of the eDonor Acquisition Date as set forth below with residual amounts allocated to goodwill. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill, because the purchase accounting is preliminary and subject to material change. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to material change. The purchase price allocation is preliminary for all areas and not yet finalized, and there could be material changes to these allocations which could include material amounts being allocated among the current allocations or additional amounts allocated to goodwill. In addition, upon the finalization of the combined company’s legal entity structure, additional adjustments to deferred taxes may be required.

(in $000s)
Cash	$201
Unbilled receivables, net	14
Intangible assets	970
Software	1,510
Equipment, furniture, fixtures, leasehold improvement	70
Goodwill	2,360
Other assets	27
Deferred revenues	(127)

Total preliminary purchase price	$5,025

eDonor Intangible Assets

In performing our preliminary purchase price allocation, the Company considered, among other factors, the intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of eDonor’s products. The preliminary fair value of intangible assets was based, in part, on a valuation completed by third party valuation firm using an income approach and estimates and assumptions provided by management and is subject to material change. The rate used to discount the net cash flows was 15%. This represents the Company’s estimated cost of capital. The following table sets forth the components of intangible assets associated with the acquisition at the eDonor Acquisition Date in ($000s):

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

	Preliminary Fair Value	Accumulated Amortization	Net Book Value	Estimated Useful Life
Trade names and customer relationships	$970	(12)	$958	Trade name, indefinite, customer relationships, 9 years

eDonor Pre-Acquisition Contingencies

The Company is not aware of any pre-acquisition contingencies related to the purchase of eDonor.

Pro forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Global Med, PeopleMed, Inlog, and eDonor on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions and associated debt financing had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes the business combination accounting effect on historical Inlog’s and eDonor’s amortization charges from acquired intangible assets, adjustments to interest expense and related tax effects.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000s, except per share data)	2008	2007	2008	2007
Total revenues	$7,129	$7,329	$24,272	$23,535
Net (loss) income	$(238)	$926	$235	$1,448
Basic net (loss) income per share	$(0.01)	$0.03	$0.01	$0.06
Diluted net (loss) income per share	$(0.01)	$0.02	$0.00	$0.03

3. PEOPLEMED.COM INC.

During 1999, Global Med formed a subsidiary, PeopleMed.com, Inc. (“PeopleMed”), a Colorado corporation, which is approximately 83% owned by the Company, to develop a software application designed to give HMO providers and other third party payers access to clinical information for chronic disease patients. This application allows doctors and other medical employees access to a patient's history. Late in 2007, PeopleMed began offering Validation Services. Validation Services include documenting and testing systems to enable the customer to conform their use of the software system to conform with regulations and requirements. The remaining 17% of PeopleMed is owned by third parties and certain officers and directors of Global Med. There is no minority interest reflected in the September 30, 2008 or December 31, 2007 balance sheets because PeopleMed had a stockholders’ deficit as of those dates.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

4. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represented potential fees and attorneys’ costs the Company could be required to pay in the event the Company did not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheet as of December 31, 2006. Based on external evidence and the advice of legal counsel, the Company determined that it was more likely than not that the Company would be required to pay the $1.004 million. As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million during 2005. In December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. In May 2007, the $1.004 million Deposit in escrow was returned to the Company along with $80 thousand in accrued interest. As of September 30, 2008, the Company reclassified the Deposit in escrow as a long-term liability based on the prevailing circumstances of the case. As of September 30, 2008, the Company has determined that the return of the deposit and other circumstances surrounding the case prohibits the Company from reversing the accrual of the $1.004 million under SFAS 5, “Accounting for Contingencies”. The Company intends to continually re-evaluate the facts and circumstances surrounding the case and the related accounting.

5. FINANCING AGREEMENTS

On June 17, 2008, Global and its subsidiary, PeopleMed, entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The purpose of entering into the Loan Agreement was to finance the acquisition of Inlog. The Loan Agreement provides for (i) a revolving line of credit (“LOC”) in an amount of up to $1 million, and (ii) a term loan (“Term Loan”) in an amount of up to $5 million. Global and PeopleMed together are referred to as the “Borrower.” As of September 30, 2008, the entire $6 million amount under the Loan Agreement had been borrowed.

The LOC, subject to certain limitations, can be used (i) to borrow revolving loans, (ii) to obtain letters of credit, (iii) to enter into certain foreign exchange contracts and (iv) for certain cash management services. Borrowings under the LOC may be repaid and re-borrowed until September 17, 2011, at which time all amounts borrowed must be repaid. Interest under the revolving line of credit accrues at a floating per annum rate equal to the greater of 0.50% above the prime rate, or 5.50%, with interest payable on a monthly basis.

Interest under the Term Loan accrues at a per annum rate equal to the greater of 2.00% above the prime rate fixed at the time of funding, or 7.00%. The Term Loan is payable in 60 consecutive equal monthly installments of principal plus monthly payments of accrued interest beginning on January 1, 2009. Prior to January 1, 2009, only accrued interest is payable on the Term Loan. The Term Loan may be prepaid, except that prepayment of the entire amount of the outstanding Term Loan will be subject to, among other things, a make-whole premium. The Loan Agreement also provides for the payment of an annual amount equal to 25% of the Borrower’s excess cash flow for the immediately preceding fiscal year until the earlier of December 1, 2013 or all amounts owed under the Term Loan have been paid in full; provided, that for the first excess cash flow payment only, such amount will be based on excess cash flow for the semi-annual period beginning on July 1, 2008 through December 31, 2008.

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

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

The Loan Agreement contains affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, dispose of certain assets, undergo a change of control, incur certain indebtedness, make certain investments or acquisitions, pay cash dividends and enter into certain transactions with affiliates. The Company obtained a waiver from its lenders for its failure to comply with its Free Cash Flow covenant for the three months ended September 30, 2008.

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

The Second Term Loan is subordinate to the Term Loan and it is secured by certain assets of the Borrower, including all of the Borrower’s intellectual property, all of Borrower’s equity interests in its domestic subsidiaries and up to 65% of Borrower’s equity interests in any foreign subsidiary.

The Second Loan Agreement contains affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, acquire or dispose of certain assets, undergo a change of control, incur certain indebtedness, make certain investments or loans, pay cash dividends, acquire certain shares of its own stock and enter into transactions outside the ordinary course of business. The Company obtained a wavier from its lender for its failure to comply with its Free Cash Flow covenant for the three months ended September 30, 2008

Events of default under the Second Loan Agreement include, among other things, non-payment of the loan or certain other obligations, violation of certain covenants, failure to perform certain obligations, bankruptcy and insolvency events, material adverse change, cross default to certain other indebtedness, and inaccuracy of representations and warranties. The occurrence of an event of default could result, among other things, in the acceleration of obligations under the Second Loan Agreement.

In connection with the Second Term Loan, Global agreed to issue to the Lender a warrant to purchase 105 thousand shares of the common stock of Global at a price of $1.25 per share. The warrant expires on July 17, 2013.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

6. STOCK-BASED COMPENSATION

The following summarizes the Company’s stock options activity for the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at January 1, 2008	10,823,602	$0.82
Granted	—	—
Exercised	(1,150,651)	0.85
Canceled or expired	(1,023,915)	0.78
Outstanding at September 30, 2008	8,649,036	$0.83	4.3	$7,157,104
Exercisable at September 30, 2008	7,722,180	$0. 80	4.0	$6,163,302

Options to purchase 1.151 million shares were exercised during the nine months ended September 30, 2008. The total intrinsic value of options exercised during the nine-months ended September 30, 2008 was approximately $1.110 million.

The following summarizes the activity of the Company’s stock options that have not vested for the nine months ended September 30, 2008.

	Shares	Weighted Average Fair Value

Nonvested at January 1, 2008	1,117,703	$0.93
Granted	—	—
Canceled or expired	(5,880)	1.15
Vested	(184,967)	0.74
Nonvested at September 30, 2008	926,856	$0.84

As of September 30, 2008, there was $777 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 4 years. The total measurement fair value of shares vested during the nine months ended September 30, 2008 and 2007 was $253 thousand and $142 thousand, respectively.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

	Nine Months Ended September 30,
	2008	2007
Weighted average fair value at date of grant for options granted during the period	$—	$119,000
Risk-free interest rates	—	4.42%
Expected stock price volatility	—	363%
Expected dividend yield	—	0

No options were granted during the nine months ended September 30, 2008.

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. As of September 30, 2008, the Company anticipates all outstanding options will vest.

The following summarizes the Company’s restricted stock activity for the nine months ended September 30, 2008:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2008	—	$—
Granted	132,667	1.27
Vested	(15,168)	1.27
Nonvested at September 30, 2008	117,499	$1.27

As of September 30, 2008, the future pre-tax stock-based compensation expense for restricted stock is $140 thousand, to be recognized over the remainder of 2008 through 2010. The Company had expensed approximately $28 thousand related to restricted stock for the nine months ended September 30, 2008.

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

The following tables set forth the computation of basic and diluted weighted average number of commons shares outstanding for the nine months ended September 30, 2008 and 2007, respectively, (in thousands):

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

	Nine Months Ended September 30,
	2008	2007
Weighted average number of shares used in the basic
Earnings per share computation	28,546	24,035
Effect of dilutive securities:
Common stock options	3,010	1,744
Common stock warrants	4,563	2,235
Restricted stock	22	—
Preferred stock convertible securities	10,419	13,038
Contingently issuable shares associated
with Inlog acquisition	338	—
Dilutive securities	18,352	17,017
Adjusted weighted average number of shares used in diluted earnings per share computation	46,898	41,052

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

Overview/Outlook

On June 26, 2008 (the “Acquisition Date”), Global completed its acquisition (the “Acquisition”) of 100% of the capital stock of Inlog pursuant to the Stock Purchase Agreement (“Purchase Agreement”) signed on March 26, 2008. Inlog was acquired for a maximum purchase price of $11.5 million in a combination of cash, stock and earn-out payments. The results of operations for the three and nine months ended September 30, 2008 discussed below reflect the inclusion of Inlog results for the entire three months ended September 30, 2008 (the “Three Month Acquisition Period”) and the period from June 26, 2008 through September 30, 2008 for the nine months ended September 30, 2008 (the “Acquisition Period”).

Effective August 1, 2008 (the “eDonor Acquisition Date”), Global completed its acquisition (the “eDonor Acquisition”) of certain assets associated with the eDonor business pursuant to the Asset Purchase Agreement (“Asset Purchase Agreement”) signed on July 31, 2008. eDonor was acquired for approximately $5 million in a combination of cash and stock. The results of operations for the three and nine months ended September 30, 2008 discussed below reflect the inclusion of eDonor for the period from August 1, 2008 through September 30, 2008 (the “eDonor Acquisition Period”).

The Company posted record revenues for the nine months ended September 30, 2008 of $16.4 million including $3.094 million from acquisitions. In addition for the nine months ended September 30, 2008, the Company posted operating income of $840 thousand and operating cash flows of $1.114 million.

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

Inlog’s product line consists of five (5) primary products: EdgeBlood (for the donor center marketplace), EdgeTrace (for the hospital transfusion marketplace), EdgeLab (an LIS), EdgeCell (cellular therapy for tissue banks, stem cell centers and cord blood centers) and SAPA (supports regulatory compliance and document management). Inlog is ISO 9001:2000 certified and its products have received the NF/ISO 25051/12119 certification indicating the highest level of quality regarding the design, testing and validation of its software, its documentation quality and the quality of its product support and maintenance.

Inlog has been developing, implementing, and supporting its blood bank information management solutions since 1992 and supplies over 800 sites in 15 countries with its products. Inlog recently completed the national installation of its EdgeBlood product in France. All 2.5 million French blood donations flow through Inlog’s products in France including blood collections, infectious disease testing, component manufacturing and distribution. In addition to France, Inlog provides its software applications in Germany, Austria, Belgium and Switzerland, as well as installations in Greece and Monaco.

eDonor is a web-based donor relationship management system that integrates recruitment, scheduling, retention and fulfillment for national as well as local community blood centers. The eDonor acquisition is designed to complement Global Med’s strong line of international blood management and laboratory information software and service solutions with customers located in the United States.

With the Company’s acquisitions of Inlog and eDonor, the Company’s software applications will have a presence in 20 countries (including the United States, Canada, Caribbean, European Union, Africa, French Polynesia, and New Caledonia). The Company believes that the acquisition of Inlog and eDonor are strategically important as Inlog’s existing international marketplace and eDonor’s existing market place in the United States may provide a platform for the Company’s continued growth.

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

Entities that plan to purchase blood bank products primarily have two choices:

•	Upgrade their current system with their existing vendor, or

•	Select a replacement system from an alternative vendor.

Overall, Global Med’s revenues for the nine months ended September 30, 2008 increased $4.596 million or 39.0% to $16.378 million from $11.782 million from the prior comparable period in 2007. Cost of revenues increased $2.611 million or 73.2% for the nine months ended September 30, 2008 to $6.177 million from $3.566 million for the prior comparable period in 2007. For the nine months ended September 30, 2008 and 2007, operating expenses were $9.361 million and $7.027 million, and net income was $230 thousand and $1.298 million, respectively.

For the nine months ended September 30, 2008 operations provided $1.114 million in cash. For the comparable period in 2007, Global Med’s operations provided $3.371 million in cash. The decrease in cash flow from operations is primarily due to the fact that the Company received $1.004 million related to the deposit in escrow during the nine months ended September 30, 2007. In addition, payments for income taxes increased by $759 thousand for the nine months ended September 30, 2008, when compared with the comparable period during 2007.

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

As of September 30, 2008, the annual recurring maintenance revenues that will be generated once all of the Company’s current customers have implemented the software will be approximately $16.1 million, exclusive of Inlog and eDonor. Significant future revenue growth for the Company is contingent upon continued new system sales and successful implementation of the Company’s software at existing and future sites.

The Company plans to continue to develop and submit additional ElDorado modules to the FDA.

Revenue by Geographic Regions: We sell the majority of our software and services in the United States and European countries. The break-down of revenue for the three and nine months ended September 30 was as follows:

	Europe, Middle East & Africa	United States	Total
Three Months Ended
2008*	$2,568	$4,372	$6,940
2007	-	4,094	4,094

Nine Months Ended
2008*	$2,742	$13,636	$16,378
2007	-	11,782	11,782

*Substantially all of the Company’s revenues outside of the United States come from Inlog.

Balance Sheet Changes

As of September 30, 2008 compared with December 31, 2007, there were significant changes in the Company’s balance sheet primarily as a result of the acquisitions of Inlog and eDonor. Exclusive of the debt assumed in the acquisitions of Inlog, the Company’s debt and obligations to the former shareholders of Inlog (the “Sellers”) increased by approximately $7.4 million and $2.248 million, respectively. The $2.2 million obligation to Sellers includes the future payment of cash and issuance of stock to the Sellers as outlined in notes 2 and of the accompanying financial statements. Additional paid-in capital increased by approximately $4.4 million primarily as a result of the issuance of stock valued at approximately $2.1 million to the Sellers and the former owners of eDonor, and the exercise of warrants and options and conversion of preferred stock to common stock during the period.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended September 30, 2008 increased by $2.846 million or 69.5% to $6.940 million from $4.094 million for the comparable period in 2007. For the three months ended September 30, 2008, revenues from acquisitions accounted for $2.962 million of the increase over the prior year’s period. The Company’s Wyndgate and PeopleMed revenues were $117 thousand lower in the three months ended September 30, 2008 than in the comparable period in 2007. This decrease was primarily the result of a decrease in software license fees of $492 thousand.

The table below shows the percentage of our total reported revenues for the period.

	2008	2007
Maintenance*	53.2%	42.1%
Consulting services*	23.0%	24.4%
Software license fees*	21.1%	31.4%
PeopleMed*	2.7%	2.1%
Total Revenue	100%	100%

Cost of revenue. Cost of revenue as a percentage of total revenues was 39.8% and 28.6% for the three months ended September 30, 2008 and 2007, respectively. Cost of revenues increased $1.587 million or 135.0% to $2.759 million for the three months ended September 30, 2008 from $1.172 million for the comparable period in 2007. The primary reason for the increase was the acquisition of Inlog and eDonor which accounted for $1.266 million for the period.

Gross profit. Gross profit as a percentage of total revenue was 60.2% and 71.4% for the three months ended September 30, 2008 and 2007, respectively. Gross profit increased $1.259 million or 43.1% to $4.181 million for the three months ended September 30, 2008 from $2.922 million for the comparable period in 2007. As a result of the Inlog and eDonor acquisitions, the Company expects its gross margins to decrease. This is due in part to the revenue mix at those entities and lower software license fees from the Company’s Wyndgate division and PeopleMed in the amount of $492 thousand for the three months ended September 30, 2008 when compared with the similar period in 2007.

General and administrative. General and administrative expenses increased $807 thousand or 92.2% to $1.682 million for the three months ended September 30, 2008 compared to $875 thousand for the comparable period in 2007. The acquisitions of Inlog and eDonor accounted for $529 thousand of the increase. In addition, the Company’s legal and accounting costs for the quarter increased by approximately $245 thousand, primarily related in part to start-up activities associated with the acquired entities that could not be capitalized.

Sales and marketing. For the three months ended September 30, 2008, sales and marketing expenses increased $385 thousand or 57.5% to $1.055 million for the three months ended September 30, 2008 compared to $670 thousand for the comparable period in 2007. The increase in sales and marketing expenses was primarily associated with the acquisitions of Inlog and eDonor.

Research and development. Research and development expenses increased $431 thousand or 55.0% to $1.214 million for the three months ended September 30, 2008 compared to $783 thousand for the comparable period in 2007. The acquisitions of Inlog and eDonor accounted for $545 thousand of the increase. The Company capitalized $88 thousand in software development costs during the quarter.

Depreciation and Software Amortization. Depreciation and software amortization costs for the three months ended September 30, 2008 and 2007 were $348 thousand and $47 thousand, respectively. Combined, Inlog’s and eDonor’s combined depreciation and amortization expense was $285 thousand.

Income (loss) from operations. The Company's loss from operations during the three months ended September 30, 2008 was $(118) thousand and the Company had income from operations of $547 during the comparable period during 2007. The Company’s loss from operations for the three months ended September 30, 2008 is due in part to reduced gross profit margins and the increased amortization expense associated with the acquisitions’ purchase accounting.

Interest income. Interest income for the three months ended September 30, 2008 and 2007 was $27 thousand and $42 thousand, respectively.

Interest expense. Interest expense was $191 thousand and $3 thousand for the three months ended September 30, 2008 and 2007 respectively. Interest expense increased primarily as a result of the additional debt associated with financing the Inlog acquisition.

Income tax expense (benefit). For the three months ended September 30, 2008, the Company’s income tax benefit was $54 thousand and the expense for the comparable period in 2007 was $34 thousand.

Net (loss) income. The Company’s net loss for the three months ended September 30, 2008 was $(228) thousand compared to net income of $552 thousand for the three months ended September 30, 2007. The additional amortization expense and certain costs associated with the acquisitions were the primary reasons for the change.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the nine months ended September 30, 2008 increased by $4.596 million or 39% to $16.378 million from $11.782 million for the comparable period in 2007. Inlog’s and eDonor’s revenues for nine months ended September 30, 2008 were $3.136 million. For the nine months ended September 30, 2008, the Company’s Wyndgate division and its PeopleMed’s subsidiary’s revenue increased $1.460 million.

The table below shows the percentage of our total reported revenues for the period.

	2008	2007
Maintenance	47.3%	42.3%
Consulting services	27.1%	25.5%
Software license fees	22.0%	29.6%
PeopleMed	3.6%	2.6%
Total Revenue	100%	100%

Cost of revenue. Cost of revenue as a percentage of total revenues was 37.7% and 30.3% for the nine months ended September 30, 2008 and 2007, respectively. Cost of revenues increased $2.611 million or 73.2% to $6.177 million for the nine months ended September 30, 2008 from $3.566 million for the comparable period in 2007. From the Acquisition Period to September 30, 2008, Inlog added $1.235 million in costs and for the eDonor Acquisition Period eDonor added $123 thousand in costs.

Gross profit. Gross profit as a percentage of total revenue was 62.3% and 69.7% for the nine months ended September 30, 2008 and 2007, respectively. Gross profit increased $1.985 million or 24.2% to $10.201 million for the nine months ended September 30, 2008 from $8.216 million for the comparable period in 2007. The increase in gross profit was primarily associated with the $1.425 million contribution from Inlog. As a result of the Inlog and eDonor acquisitions, the Company expects its gross margins to decrease. This is in part due to the revenue mix at those entities.

General and administrative. General and administrative expenses increased $1.332 million or 55.2% to $3.747 million for the nine months ended September 30, 2008 compared to $2.415 million for the comparable period in 2007. Exclusive of Inlog and eDonor, the primary reasons for the increase in expenses was an increase of $252 thousand in employee-related labor items, $73 thousand associated with hiring, $245 thousand in legal and accounting, $55 thousand in travel, $51 thousand in directors’ compensation, and $40 thousand in education, which is exclusive of increases that resulted from the acquisition of Inlog. Inlog’s General and administrative costs were $428 thousand during the Acquisition Period and eDonor general and administrative costs were $132 thousand during the eDonor Acquisition Period.

Sales and marketing. For the nine months ended September 30, 2008, sales and marketing expenses increased $487 thousand or 25.1% to $2.430 million for the nine months ended September 30, 2008 compared to $1.943 million for the comparable period in 2007. The increase in sales and marketing expenses during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 partially reflects increased costs following the additions of Inlog and eDonor, which accounted for $380 thousand and $13 thousand of the increase, respectively.

Research and development. Research and development expenses increased $181 thousand or 7.1% to $2.722 million for the nine months ended September 30, 2008 compared to $2.541 million for the comparable period in 2007. This increase was primarily related to the inclusion of Inlog’s research and development costs which were $495 thousand and $79 thousand related to eDonor. The Company capitalized $148 thousand in costs during the nine months ended September 30, 2008 and none in the comparable prior period.

Depreciation and Software Amortization. Depreciation and software amortization costs for the nine months ended September 30, 2008 and 2007 were $462 thousand and $128 thousand, respectively. The amortization expense related to the acquired entities produced substantially all of the increase.

Income from operations. The Company's income from operations during the nine months ended September 30, 2008 and 2007 was $840 thousand and $1.189 million, respectively. The Company’s loss from operations for the nine months ended September 30, 2008 is due in part to reduced gross profit margins and the increased amortization expense associated with the acquisitions’ purchase accounting.

Interest income. Interest income for the nine months ended September 30, 2008 and 2007 was $86 thousand and $167 thousand, respectively. The decrease in interest income was primarily associated with the receipt of $80 thousand in interest income during the nine months ended September 30, 2007 in connection with the return of the $1.004 million escrow deposit.

Interest expense. Interest expense was $212 thousand and $9 thousand for the nine months ended September 30, 2008 and 2007, respectively. The increase in interest expense is primarily associated with the additional debt used to finance the acquisitions of Inlog and eDonor.

Income taxes. For the nine months ended September 30, 2008 and 2007, the Company’s income tax expense was $430 thousand and $49 thousand.

Net income. The Company’s net income for the nine months ended September 30, 2008 was $284 thousand and $1.298 million for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $6.519 million as of September 30, 2008 compared to $6.748 million at December 31, 2007, none of which was restricted.

The Company had net working capital of $2.088 million as of September 30, 2008 and $3.445 million at December 31, 2007.

The Company had shareholders’ equity of approximately $5.8 million and approximately $10.191 million in debt and capital lease obligations, or obligations to the Sellers in the Inlog Acquisition as of September 30, 2008. Of this amount, $2.248 million represents obligations to the Sellers in the Inlog Acquisition to provide either cash or common stock in the future. The Company believes that it will generate positive cash flows from operations through 2008, and possibly thereafter.

While the Company’s plans may change, the Company currently intends to spend between $450 thousand to $550 thousand during 2008 on capital equipment which may result in negative cash flows for investing activities. The Company’s cash flows from operations should be sufficient to meet its current cash requirements exclusive of acquisitions.

The Company has never paid and has no intention of paying dividends to the common shareholders in the foreseeable future.

Cash flows from operations provided $1.114 million in cash for the nine months ended September 30, 2008. The cash provided during the nine months ended September 30, 2008 consisted primarily of the net income of $230 thousand net of non-cash changes which provided $829 thousand, and changes in operating assets and liabilities which used $55 thousand. The primary source of the Company’s operating cash inflows is its billings to customers for the sale of software, services, and maintenance and support. The Company’s cash outflows from operations consist primarily of three components, payroll, vendor-related expenses. Payroll related expenses typically range from 50%-60% of the Company’s cash outflows from operations with vendor payments typically making up the majority of the remaining amount. The Company believes that the cash flows from its recurring customer base, accounts receivable, backlog, and new system sales will provide for positive cash flows from operations on an annual basis in 2008 and possibly thereafter. As a result of the debt and capital lease obligations acquired as part of the Inlog Acquisition and to finance the Inlog Acquisition, the Company’s annual debt expense and interest payments, exclusive of any debt added after September 30, 2008, are estimated to be approximately $600 thousand. The Company obtained a waiver from its lenders for its failure to comply with its Free Cash Flow covenant for the three months ended September 30, 2008.

While we believe that our current cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures, contractual obligations and investment needs, we are currently assessing the impact of the, if any, of current global economic and financial and credit market events.

Recent Financing Activities

On June 17, 2008, Global and its subsidiary, PeopleMed, entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank. The purpose of entering into the Loan Agreement was to finance the acquisition of Inlog. The Loan Agreement provides for (i) a revolving line of credit (“LOC”) in an amount of up to $1 million, and (ii) a term loan (“Term Loan”) in an amount of up to $5 million. Global and PeopleMed together are referred to as the “Borrower.” As of September 30, 2008, the entire $6 million amount under the Loan Agreement had been borrowed.

The LOC, subject to certain limitations, can be used (i) to borrow revolving loans, (ii) to obtain letters of credit, (iii) to enter into certain foreign exchange contracts and (iv) for certain cash management services. Borrowings under the LOC may be repaid and re-borrowed until September 17, 2011, at which time all amounts borrowed must be repaid. Interest under the revolving line of credit accrues at a floating per annum rate equal to the greater of 0.50% above the prime rate, or 5.50%, which interest is payable on a monthly basis.

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

The LOC and Term Loan under the Loan Agreement are secured by a first priority security interest in certain assets of the Borrower. In addition, on September 17, 2008, the Borrower entered into an Intellectual Property Security Agreement (the “IP Security Agreement”) with Silicon Valley Bank. Pursuant to the IP Security Agreement, the Borrower granted Silicon Valley Bank a security interest in certain intellectual property of Borrower.

The Loan Agreement contains affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, dispose of certain assets, undergo a change of control, incur certain indebtedness, make certain investments or acquisitions, pay cash dividends and enter into certain transactions with affiliates. The Company obtained a waiver from its lenders for its failure to comply with its Free Cash Flow covenant for the three months ended September 30, 2008.

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

The Second Term Loan is subordinate to the Term Loan and it is secured by certain assets of the Borrower, including all of the Borrower’s intellectual property, all of Borrower’s equity interests in its domestic subsidiaries and up to 65% of Borrower’s equity interests in any foreign subsidiary.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Changes In Internal Controls Over Financial Reporting

During the fiscal quarter ended September 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company acquired Inlog on June 26, 2008 and eDonor on August 1, 2008. The Company has not yet performed the procedures necessary to evaluate if Inlog’s or eDonor’s internal controls over financial reporting are effective. The Company plans on reviewing Inlog’s and eDonor’s controls over financial reporting within one year from the acquisition dates.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of Global Med’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company deposited $1.004 million with the Superior Court in the State of California in the County of El Dorado. This deposit represents potential fees and attorneys’ costs the Company could be required to pay in the event the Company did not prevail on appeal. The $1.004 million is classified as a “Deposit in escrow” on the Company’s balance sheets as of December 31, 2007 and September 30, 2008. Based on external evidence and the advice of legal counsel, the Company determined that it was more likely than not that the Company would be required to pay the $1.004 million. As a result, the Company expensed the amount of the “Deposit in escrow” and set up a liability for $1.004 million. On December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. In May 2007, the $1.004 million Deposit in escrow was returned to the Company along with $80 thousand in accrued interest.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

On July 31, 2008, the Company issued 1,180,173 shares of Common Stock to BlueRidge Solutions, L.C., a Virginia limited liability company d/b/a/ eDonor, in partial consideration for the Company’s acquisition of certain assets from eDonor. Exemption from registration under the Securities Act of 1933 was based on the grounds that the issuance of such securities did not involve a public offering within the meaning of Section 4(2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Appointment of Chief Financial Officer

Effective as of November 17, 2008, the Board of Directors of the Company has appointed Karen Davis to the position of Chief Financial Officer.  Ms. Davis will be the principal financial officer and principal accounting officer of Global Med. Prior to joining the Company, from October 2007 to May 2008. Ms. Davis, age 52, was the Chief Financial Officer of Visionary Integration Professionals LLC (“VIP”), a privately-held global management consulting, technology services and outsourcing company. Prior to VIP, Ms. Davis served as the Chief Financial Officer and Corporate Secretary of Digital Music Group, Inc. (NASDAQ:DMGI), a digital media company, from March 2006 until July 2007 and Interim Chief Executive Officer, Chief Financial Officer and Corporate Secretary from July 2007 to October 2007. DMGI merged with The Orchard, a privately-held digital media company in November 2007. She served as Chief Financial Officer of TASQ Technology, Inc., an outsource provider of point of sale equipment and services, and a wholly-owned subsidiary of First Data Corporation (NYSE: FDC) from September 2004 to March 2006. From April 2001 to June 2004, Ms. Davis was the Director of Financial Reporting and Investor Relations of Premcor Inc. (NYSE: PCO), an independent oil refiner acquired by Valero Energy Corporation (NYSE: VLO) in September 2005. At Premcor, Ms. Davis assisted with the company’s initial public offering, secondary offering and multiple debt offerings. Prior to Premcor, Ms. Davis was a self-employed management consultant and served in Chief Financial Officer capacities at two public companies, following ten years in accounting and auditing at Price Waterhouse LLP (now PricewaterhouseCoopers LLP). Ms. Davis has a BS degree in Business Administration from California State University at Chico and became a licensed CPA in California in 1983.

On November 3, 2008, Global Med entered into a one-year employment agreement (the “Employment Agreement”) with Ms. Davis. The employment agreement has an initial term from November 3, 2008 through November 3, 2009, which initial term automatically renews for additional one year periods Ms. Davis will receive (i) an initial annual base salary of $210,000; (ii) an annual incentive compensation opportunity of 30% of her annual base salary if the Company achieves its 2009 plan and 50% of her annual base salary of the Company exceeds its 2009 plan; (iii) a restricted stock grant of 5,000 shares of Global Med’s common stock that vests ratably over three years; and (iv) an option to purchase 200,000 shares of Global Med’s common stock at $0.99 per share, the fair market value of Global Med’s common stock on the date of grant, vesting over five years with 20% of such option shares vesting at the end of each calendar year beginning on December 31, 2009 as long as Ms. Davis remains employed by the Company. All unvested restricted shares and stock options would immediately vest upon a Change of Control, as defined in the Employment Agreement.

In the event that Ms. Davis’ employment is terminated by the Company for cause or if Ms. Davis resigns without good reason then Ms. Davis would be entitled to her base salary through the date of termination, including any accrued but unused vacation time. In the event that Ms. Davis’ employment is terminated without cause or Ms. Davis terminates her employment for good reason after the employment agreement’s first renewal term, then she will be entitled to (i) continued payment of her base salary for a period of six months, increasing to twelve months after the first renewal of the agreement; (ii) continuation of benefits through the remainder of the term of the agreement; (iii) a pro rata share of any annual incentive bonus that she would have otherwise been eligible to receive; and (iv) immediate vesting of any unvested restricted shares. The Employment Agreement includes provisions that prohibit Ms. Davis from disclosing Global Med’s confidential information and trade secrets, assigns all intellectual property developed by her in the course of employment to the Company and prohibits her from soliciting the Company’s employees during the term of the agreement and for a period of one year following termination of employment. The Employment Agreement also requires the Company to indemnify Ms. Davis in her capacity as an officer of Global Med to the maximum extent permitted by applicable law.

Earnings Release

On November 13, 2008, Global Med Technologies, Inc. issued a press release announcing its earnings for the quarter ended September 30, 2008.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Bylaws, as amended
10.97	Executive Employment Agreement dated November 3, 2008 between the Company and Karen Davis
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press release issued by Global Med Technologies, Inc. on November 13, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2008	GLOBAL MED TECHNOLOGIES, INC.
A Colorado Corporation

/s/ Michael I. Ruxin, M.D.
Michael I. Ruxin, M.D. Chairman of the Board
and Chief Executive Officer

Date: November 13, 2008	/s/ Darren P. Craig
Darren P. Craig, Acting Chief Financial Officer