Form 10-K
period 2008-12-31
GLOBAL MED TECHNOLOGIES INC
filed 2009-03-25
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to __________

COMMISSION FILE NUMBER: 0 - 22083

GLOBAL MED TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
Colorado	84-1116894
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12600 West Colfax, Suite C-420, Lakewood, Colorado 80215
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (303) 238-2000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐  No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sales price of its common stock on June 30, 2008 was $38,070,140.

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of March 16, 2009 was 34,067,111.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of1933, as amended (“1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“1934 Act”), and Global Med Technologies, Inc. (“Global Med”) intends that such forward-looking statements be subject to the safe harbors for such statements under such sections. Our forward-looking statements include, among other things, the plans and objectives of management for future operations of companies acquired during 2008, our plans and objectives relating to our business strategy, our planned product enhancements and new product development, our planned marketing efforts and the future economic performance of Global Med. These forward-looking statements are (1) identified by the use of terms and phrases such as “believe”, “expect”, “anticipate”, “assume”, “will”, “should”, “could”, “intend”, “plan”, “estimate”, “objective”, “goal” and other similar words and expressions, and (2) are subject to risks and uncertainties and represent our current expectations or beliefs concerning future events. Global Med cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors are described throughout this Annual Report on Form 10-K and include those outlined in Part I, Item 1A “RISK FACTORS”. Many of these factors are beyond our control. Our forward-looking statements represent estimates and assumptions only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K

PART I

ITEM 1. DESCRIPTION OF BUSINESS Overview

Global Med Technologies, Inc. was incorporated in the State of Colorado in December 1989. Our principal executive office is located at 12600 West Colfax, Suite C-420, Lakewood, Colorado 80215 and our telephone number there is (303) 238-2000. Our principal U.S. business office is located at 4925 Robert J. Mathews Parkway, Suite 100, El Dorado Hills, California and our telephone number there is (916) 404-8400. Our European headquarters is located at 235 rue de l’Etang, Limonest, France and our telephone number there is +33 (0) 478 66 53 53. Unless otherwise noted, references in this Form 10-K to “Global Med”, “the Company”, “we”, “our”, and “us” refer to Global Med Technologies, Inc. and its subsidiaries.

Global Med Technologies, Inc. is an international medical software company that develops regulated and non-regulated products and services for the healthcare industry. We are a leading provider of blood and laboratory software systems and services and our products are deployed in 20 countries and serve over 1,600 transfusion centers, blood banks and laboratories.

Global Med’s domestic divisions are Wyndgate Technologies®, a leader in software products and services for donor centers and hospital transfusion services; eDonor®, which offers web-based donor relationship management systems; and PeopleMed.com, Inc., which provides software validation, consulting and compliance solutions to hospitals and donor centers. PeopleMed.com, Inc. is owned 83% by Global Med Technologies, Inc., 11% by the Company’s Chairman and CEO, and 6% by third parties. Our European subsidiary, Inlog, S.A., is a developer of donor center and transfusion management systems as well as cellular therapy software, laboratory information systems and quality assurance medical software systems which are marketed internationally.

Significant Developments in 2008

On June 26, 2008, we completed the acquisition of 100% of the capital stock of Inlog S.A., a French company and its subsidiaries (“Inlog”) for a maximum purchase price of $11.5 million in a combination of cash, stock and earn out payments.

On August 1, 2008, we acquired substantially all of the assets of Blueridge Solutions, LC, doing business as eDonor (“eDonor”) for $3.5 million in cash and the issuance of $1.5 million of our common stock.

Principal Products and Their Markets

Global Med designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other health care related facilities. Revenues are derived from the software licenses, annual maintenance fees, implementation, consulting and other value added support services, and the resale of software obtained from vendors.

Our core products and their related components were developed by our Wyndgate division and include: SafeTrace®, SafeTrace Tx®, and our ElDorado™ product suite. As of December 31, 2008 these products were in use in over 740 sites in five countries. SafeTrace is used to assist community blood centers, hospitals, plasma centers and outpatient clinics in the U.S. in complying with the quality and safety standards of the U.S. Food and Drug Administration (the “FDA”) for the collection and management of blood and blood products. SafeTrace Tx is a transfusion management information system that is designed to be used by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. SafeTrace Tx provides electronic cross-matching capabilities to help insure blood compatibility with patient-recipients and tracks, inventories, bills and documents all activities with blood products from the time blood products are received in inventory to the time the blood products are used or returned to blood centers. SafeTrace Tx complements SafeTrace, because the combined SafeTrace Tx and SafeTrace software system is also able to integrate hospitals with blood centers and provide a “vein-to-vein”Ò tracking of the blood supply.

Our ElDorado™ product suite represents the next generation of our software and will provide a fully-integrated menu of blood management products using advanced tools and technologies. Donor Doc™, the first module of the ElDorado product suite was released in May 2007. Donor Doc is an electronic history questionnaire that assists in the blood donor screening process. In February 2008, we released ElDorado Donor, a comprehensive blood management software application designed to provide for the information system needs of blood banks and donor centers. The software manages, automates, and controls activities associated with donors, donor collections, testing, manufacturing, inventory, and distribution. ElDorado Donor was developed with scalability in mind and can manage the system needs of diverse facilities, from small hospital blood banks to community blood centers, to regional and national centers, both domestically and internationally. The blood management software has been designed with input from our technology workgroup which is comprised of leading industry representatives from around the world. The work group's contributions were considered throughout the ElDorado Donor development process to produce a feature-rich and user-friendly solution.

Our Inlog S.A. subsidiary, which we acquired on June 26, 2008, has been developing, implementing, and supporting its blood bank information management solutions since 1992 and currently supplies over 800 sites in 15 countries with its products. Its product line consists of five primary products: EdgeBlood (for the donor center market), EdgeTrace (for the hospital transfusion market), EdgeLab (a laboratory information system “LIS”), EdgeCell (cellular therapy for tissue banks, stem cell centers and cord blood centers) and SAPA (a regulatory compliance and document management solution). Inlog recently completed the national installation of its EdgeBlood product in France where all of that country’s 2.5 million annual blood donations are transacted through EdgeBlood including blood collections, infectious disease testing, component manufacturing and distribution. In addition to France, Inlog has software applications in Germany, Austria, Belgium, Switzerland, Greece and Monaco, among other countries. Our eDonor™ product, which we acquired on August 1, 2008 with the acquisition of substantially all of the assets of Blueridge Solutions, L.C., doing business as eDonor, is a web-based donor relationship management system that integrates recruitment, scheduling, retention and fulfillment for blood donation centers of all sizes. As of December 31, 2008, eDonor was in use at 77 sites.

In 1999, we introduced PeopleMed™, through our PeopleMed.com, Inc. subsidiary. PeopleMed supports chronic disease management as an Application Service Provider (“ASP”). PeopleMed’s system helps system users coordinate sources of information and users of a patient’s clinical information, including laboratory, pharmacy, primary and specialty care providers, claims, and medical records. PeopleMed began offering validation services to the blood bank industry late in 2007 Validation services include documenting and testing systems to enable the user of these systems to conform to specific requirements and regulations. In the fall of 2007, PeopleMed’s services were expanded to include validation activities and offering of quality-certified resources to help clients and non-clients perform FDA-required user validation testing on blood bank software systems prior to clients’ first use of our software (“Go-Live”). In addition to Go-Live activities, PeopleMed also offers independent services for system revalidation for clients who are upgrading to newer versions.

With our acquisitions of Inlog and eDonor, our software products are now used in 20 countries, including the United States, Canada, the Caribbean, European Union, Africa, French Polynesia, and New Caledonia, among others. With the acquisition of Inlog we immediately expanded our international footprint and with the acquisition of eDonor we gained a complementary product to our existing product offerings. We believe these acquisitions position us for further growth through cross-selling opportunities, particularly through our plans to integrate eDonor in our SafeTrace and ElDorado Donor products and our plans to introduce Inlog’s EdgeCell product in the United States.

We intend to continue to commit significant research and development resources to the development of our ElDorado product suite, as well as to continuously improving our existing products. Some of our new products will be considered medical devices by the FDA and we will be required to obtain FDA 510(k) clearance for these medical devices prior to their sale or introduction into the U.S. market, as more fully discussed below in “Government Approval and Regulation”. During the years ended December 31, 2008 and 2007, total research and software development expenditures totaled $4.108 million and $3.344 million, respectively. Of the total expenditures during 2008 and 2007, $284 thousand and $173 thousand, respectively, were capitalized.

Government Approval and Regulation

The FDA considers software products used in the manufacture of blood and blood components and/or used in the maintenance of data used to evaluate the suitability of donors and the release of blood or blood components for transfusion or for further manufacturing to be “medical devices”. Consequently, our SafeTrace, SafeTrace Tx and ElDorado products are considered medical devices and are subject to regulations adopted by governmental authorities, including the FDA, which govern blood center computer software products regulated as medical devices. As a medical device manufacturer, Global Med is required to register with the Center for Biologics Evaluation and Research (“CBER”), list their medical devices, and submit a pre-market notification or application for pre-market review (“510(k) clearance”). We have received and consistently maintained 510(k) clearance on our SafeTrace, SafeTrace Tx, ElDorado Donor and Donor Doc products, as required. In addition, we are required to follow applicable Quality System Regulations (“QSR”) of the FDA, which include extensive quality assurance, control and documentation requirements.

Our Inlog subsidiary is ISO 9001:2000 certified and its products have received the NF/ISO 25051/12119 certification indicating the highest level of quality regarding the design, testing and validation of its software, its documentation quality and the quality of its product support and maintenance.

In 1996, Congress enacted the Healthcare Information Portability and Accountability Act (“HIPAA”) that requires covered entities to comply with national health data standards. HIPAA imposes, among other things (i) standards for electronic health information transactions; and (ii) standards to ensure the integrity and confidentiality of health information. The HIPAA standards also require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form. Many of our software products were designed and developed to facilitate HIPAA compliance and we believe that the requirement for healthcare entities to achieve and maintain HIPAA compliance will continue to create demand for our products and services.

Competition

The market for medical software is highly competitive. Our competitors include companies with products designed and marketed solely for use as blood management information systems, as well as companies that provide a blood management information system as part of an integrated laboratory information system. Our primary competitors include Mediware Information Systems, Inc., SCC Soft Computer, and Eclypsis Corporation. We believe that the principal competitive factors affecting the market for our products include the quality, reliability and effectiveness of the software solution, technical features, ease of use, value-added consulting services, responsive customer service and support, customer base, distribution channels, and the total cost of ownership. Although we believe that our products currently compete favorably with respect to such factors, many of our present and potential competitors have been in business longer and have substantially greater financial, marketing, service, support and technical resources than Global Med.

Sales and Marketing

Our medical software products and services are sold through our direct sales force and through our 15 channel partners, most of which are engaged in the sale and marketing of laboratory information systems. Our direct sales force, consisting of five persons in the United States and six in Europe, tend to focus on blood donation centers, plasma centers, transfusion centers and hospitals that are purchasing a new blood management information system, replacing antiquated technology or sunsetted products, or upgrading their current system. We typically rely on our channel partners to reach potential customers who are purchasing a comprehensive laboratory information system, including a blood management information system.

As of December 31, 2008, our channel partners included McKesson, Cerner, Siemens Medical, Sunquest, QuadraMed, GE Medical Systems, Digi-trax Corporation, Omnitech, Orchard Software, BarcodesWest, CaridianBCT, Keane, CPSI, Fresenius Kabi and Biomedical Synergies, Inc., among others. One of our channel partners accounted for 14.5% and 25.2% of our revenue during 2008 and 2007, respectively and 32.1% and 56.3% of our gross accounts receivable as of December 31, 2008 and 2007, respectively. No other channel partner accounted for more than 10% of our revenue.

Customers

Customers for our products include some of the world’s most recognized names: Mayo Clinic, Stanford Hospitals, Cedar-Sinai, CHLA, City of Hope, UC San Diego, Memorial Sloan-Kettering, New York Presbyterian, French Blood Establishment, and over 1,600 hospitals and medical sites domestically and internationally. During the years ended December 31, 2008 and 2007, approximately 77% and 98% of our revenue was derived from customers in the United States, respectively, and 23% and 2% of our revenue was derived from customers outside of the United States, primarily in Europe. Substantially all of our revenue outside of the United States comes from Inlog. No single customer accounted for more than 10% of our revenue in 2008 and 2007.

Employees

As of March 1, 2009, we had 186 full-time employees, consisting of 2 employees in the corporate offices in Lakewood, Colorado, 58 employees at our business offices in El Dorado Hills, California, 20 employees at our eDonor offices in Phoenix, Arizona, 71 employees of our Inlog subsidiary that are located primarily in Limonest, France and the remainder are spread throughout the United States. We have employment agreements with our executive officers and certain key personnel. Our employees are not represented by a labor union or subject to collective bargaining agreements. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

Available Information

Global Med’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Securities and Exchange Commission’s (“SEC”) website: http:/www.sec.gov. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additional information about the Company and our products and services is also available on our website at http://www.globalmedtech.com.

Our shareholders have direct electronic access to all of our SEC filings via a link to the Securities and Exchange Commissions’ website available on our website at www.globalmedtech.com or via the SEC website at www.sec.gov. We send proxy and information statements directly to our shareholders when matters are brought to the vote of our shareholders.

ITEM 1A. RISK FACTORS

In addition to other information contained in this Annual Report on Form 10-K, we have identified the following risks and uncertainties. If any of the events or circumstances described below were to occur, our business, financial condition or operating results could be materially and adversely affected. We have organized our Risk Factors under captions that we believe describe various categories of potential risk. For your convenience, we have not duplicated risk factors that could be considered to be included in more than one category.

Risks Related to Our Business

Our reported revenue and operating results may fluctuate widely due to irregular sales cycles, contract terms and the application of accounting rules

The sales cycle for our products, which is the period of time between the identification of a potential customer and completion of the sale, is typically lengthy and subject to a number of factors over which we have little control, such as our customers’ budgeting constraints and approval processes. Our revenue can fluctuate from quarter to quarter based on our customers’ buying decisions. In addition, our ability to recognize revenue from software sales can be impacted by contract terms and the application of accounting rules for revenue recognition to contracts that include deliverable and non-deliverable software products, services for modification or customization of our software, acceptance criteria and other contingencies.

We are dependent on major channel partners to sell our products into certain markets

Our medical software products and services are sold through our direct sales force and through our 15 channel partners, most of which are engaged in the sale and marketing of laboratory information systems. Our direct sales force tends to focus on blood donation centers, plasma centers, transfusion centers and hospitals that are purchasing a new blood management information system, replacing antiquated technology or sunsetted products, or upgrading their current system. We typically rely on our channel partners to reach potential customers who are purchasing a comprehensive LIS, including a blood management information system. One of our channel partners accounted for 14.5% and 25.2% of our revenue during 2008 and 2007, respectively and our operating results may be adversely affected if we do not maintain such relationships.

We may not be able to realize our sales backlog as expected which could reduce our revenue and operating results

As of December 31, 2008 our sales backlog of unrecognized revenue totaled $9.9 million. While this amount represents contracted sales for which revenue has not been recognized, we may ultimately not be able to realize the revenue as expected if our customer delays the project, or cancels the order, , or is otherwise unable to move forward or if we are unable to complete the project for any reason.

Our substantial recurring maintenance revenue could be reduced if we fail to meet service requirements.

During the year ended December 31, 2008, annual maintenance fees represented over 50% of our revenue. Our maintenance agreements range in term from single year to multi-year agreements. Maintenance consists of product bug fixes, continued regulatory compliance, and product updates. If we fail to continue to meet our maintenance commitments, a significant portion of our revenues could be at risk which could reduce our revenue and operating results.

Our results are vulnerable to general economic conditions

Worsening general economic conditions or a prolonged or recurring recession could adversely affect our operating results if our customers decide to delay or cancel plans to purchase, upgrade or support their healthcare management information systems. In an economic slowdown, we may also experience the negative effects of increased competitive pricing pressure, customer turnover, reductions in customer consulting service requirements and a decline in our customers’ credit worthiness.

Our cash flows from operations may fluctuate widely from quarter to quarter and our revenue and cash receipts may not be sufficient to meet the operating needs of our business.

The operating cash flows of our Inlog subsidiary are highly seasonal as the majority of its annual maintenance and support fees are billed and collected during the first quarter, while the fourth quarter is characterized by annual cash outflows for taxes and mandated employee-related payments. Consequently, Inlog’s cash flows tend to be the highest during the first half of the year and the lowest during the second half of the year. Due to Inlog’s significance, our consolidated cash flows from operations are expected to follow this pattern. In addition, our consolidated revenue and cash receipts may not be sufficient to meet our operating needs and other obligations. If this were to be the case, we may need to take action to reduce our operating costs or take other measures to increase or maintain our liquidity. There is no assurance that such actions will be sufficient to provide adequate cash flow to expand our business or continue to operate at our current levels.

If we are unable to successfully integrate the operations of Inlog and eDonor, our revenue and results of operations could be adversely affected.

Our operating costs could increase even further if we are unable to successfully combine the acquired operations of Inlog and eDonor or integrate the systems and procedures including research and development, integrated sales, accounting and financial reporting, or to realize the revenue synergies we expect from the combined companies. Our pro forma combined financial results cover a period during which we were not under common control or management and, therefore, are not indicative of our future financial or operating results. Our failure to integrate Inlog and eDonor and obtain all of the expected benefits could impair our future revenue and operating results.

Our business and our software products are subject to substantial competition which may adversely affect our ability to attract and retain customers

There is substantial competition in all aspects of the medical software industry. Numerous companies are developing technologies and marketing products and services in the healthcare information management area. Many competitors in the blood bank industry have received FDA clearance for their products. Many of these competitors have been in business longer and have substantially greater personnel and financial resources than Global Med which could make their products and services more attractive than ours which may adversely affect our ability to attract and retain customers.

Our revenue may be dependent on our ability to update and enhance our existing products and services and to develop new ones

The market for applications software is characterized by rapidly changing technology and by changes from mainframe to client/server computer technology, including frequent new product introductions and technological enhancements in the applications software business. During the last ten years, the use of computer technology in the information management industry has expanded significantly to create intense competition. With rapidly expanding technology and our limited resources, we can provide no assurance that we will be able to acquire or maintain any technological advantage. Our success will be in large part dependent on our ability to use developing technology to our maximum advantage and to remain competitive in price and product performance. If we are unable to acquire or maintain a technological advantage, or if we fail to stay current and evolve in the applications software and information management fields, we may be forced to curtail or reduce our planned expenditures which could negatively impact our business operations.

We cannot be certain that our research and development activities will be successful

While we are committed to enhancing our software products and services and introducing new products, we cannot be certain that our research and development activities will be successful. Furthermore, we may not have sufficient financial resources to identify and develop new technologies and bring new products to market in a timely and cost effective manner, and we cannot ensure that any such products will be commercially successful and profitable if and when they are introduced.

We depend significantly upon our intellectual property rights and the failure to protect our rights could reduce our revenue and/or increase our operating costs.

Our success depends in part on our ability to obtain and enforce intellectual property rights for our technology and software, both in the United States and in other countries. Our proprietary software is protected by the use of copyrights, trademarks, confidentiality agreements and license agreements that restrict the unauthorized distribution of our proprietary data and limit our software products to the customer’s internal use only. In addition, we have obtained a patent for our SafeTrace Tx product. While we have attempted to limit unauthorized use of our software products or the dissemination of our proprietary information, we may not be able to retain our proprietary software rights and prohibit the unauthorized use of proprietary information. Any patents, copyrights, or trademarks we have or may obtain may not be sufficiently broad to protect our products, may be subject to challenge, invalidated or circumvented and may not provide competitive advantages. In addition, our competitors may independently develop technologies or products that are substantially equivalent or superior. If our software products infringe upon the rights of others, we may be subject to suit for damages or an injunction to cease the use of such products. Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Although we are not aware of any intellectual property claims against us, we may be a party to litigation in the future that could force us to reduce our planned expenditures which could negatively impact our business operations. For example, on April 25, 2008, we received a letter from their patent counsel stating that a third party, Mediware, has filed for a reexamination of our issued patent. We believe our patent is valid and also believe it will prevail in any reexamination.

Our success also depends in part on our ability to develop commercially viable products without infringing the proprietary rights of others. We have not conducted freedom of use patent searches and patents may exist or could be filed which would have an adverse effect on our ability to market our products or maintain our competitive position with respect to our products.

Failure to comply with government regulations and requirements could preclude us from continuing to market our existing products or introducing new products which could adversely affect our revenue and results of operations

Our SafeTrace, SafeTrace Tx and ElDorado products and services are subject to regulations adopted by governmental authorities, including the FDA, which govern blood center computer software products regulated as medical devices. Compliance with government regulations can be costly and burdensome and may result in our incurring product development delays and substantial costs. In addition, modifications to such regulations could materially adversely affect the timing and cost of new products and services we introduce. We cannot predict the effect of possible future legislation and regulation. We also are required to follow applicable Good Manufacturing Practices regulations of the FDA, which include testing, control and documentation requirements, as well as similar requirements in other countries, including International Standards Organization 9001 standards. Failure to comply with applicable regulatory requirements could result in, among other things, operating and marketing restrictions and fines, and which could reduce our revenue and operating results.

We may be subject to product liability exposure

We have product liability exposure for defects in our products that may become apparent through widespread use of our products. To date, we have not had any claims filed against us involving our products and we are not aware of any material problems with them. While we will continue to attempt to take appropriate precautions, we may not be able to completely avoid product liability exposure. We maintain product liability insurance on a “claims made” basis for our products in the aggregate of at least $4 million. Although we have had a history of being able to obtain such coverage at reasonable prices, such coverage may not be available in the future, or at reasonable prices, or in amounts adequate to cover any product liabilities that we may incur. In the event that we do not have adequate insurance to cover any product liabilities that we may incur, we could incur substantial costs. In addition, any actual or perceived defect in our products could adversely affect the market’s perception of us and our products, and could have an adverse effect on our reputation and the demand for our products.

We may pursue strategic acquisitions and if we are unable to successfully acquire or integrate these companies, we may not be able to grow our revenue

As part of our business strategy, we may seek to acquire companies that sell software products that complement our current product mix, particularly companies focused on critical health management. We may use either equity or debt financing or our cash to make acquisitions. There is no assurance that our cash will be adequate and that equity or debt financing will be available on terms favorable to us. In the event we are not able to successfully acquire companies, we may not be able to grow our revenue. In the event we are able to acquire other companies, we may be subject to a number of risks related to the integration and management of such companies, including failure to obtain valid consents to assignment of contracts, failure of the business of the acquired company to achieve expected results, diversion of management’s attention, and failure to retain key personnel of the acquired company.

We depend on our key personnel for the success of our business and the loss of one or more key personnel could have an adverse effect on our ability to manage our business

Our success and our ability to manage our business depend upon the efforts and continued service of our senior management team. The loss of one or more of our key personnel could have a material adverse effect on our business and operations as there can be no assurance that we will be able to attract and retain senior management and key employees having competency in those substantive areas deemed important to the successful implementation of our plans. The inability to do so or any difficulties encountered by management in establishing effective working relationships among them may adversely affect our business and prospects. Currently, we do not carry key person life insurance for any of our executive management or key employees.

Risks Related to International Operations

We face a number of risks associated with international operations

On June 26, 2008, we completed the acquisition of Inlog S.A., a French company and its subsidiaries, including one located in Germany. We face a number of risks relating to remotely managing foreign operations including: linguistic and cultural differences; differing regulatory environments impacting our technology and our customer base; differing labor standards; difficulties and costs of staffing and managing international operations; different economic conditions; and potentially adverse tax consequences. Our failure to adequately acknowledge and manage these conditions and risks could adversely impact our revenue and our operating results.

We are subject to foreign exchange risks

We are subject to foreign exchange risks because we report our results from operations in U.S. dollars, while our Inlog subsidiary’s revenue and expenses are denominated in Euros and converted to U.S. dollars in consolidation. For the year ended December 31, 2008, Inlog accounted for approximately 22% of our total revenue, based on its results from June 26, 2008 through December 31, 2008. We expect Inlog to account for a much larger percentage of our revenue in 2009, which will include a full year of Inlog’s results. A decrease in the value of the Euro against the U.S. dollar could affect our consolidated profitability. We currently do not hold forward exchange contracts to manage the foreign currency exchange risk.

Risks Related to Our Stock

Our common stock is deemed to be a “Penny Stock”, subject to special requirement and conditions, and may not be a suitable investment

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 (“Securities Exchange Act”). Penny stocks are stocks:

  With a price of less than $5.00 per share;

  That are not traded on a “recognized” national exchange; or

  In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three (3) years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to resell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

Our common stockholders could face substantial potential dilution from our Series A Convertible Preferred Stock and outstanding stock options, warrants, unvested restricted stock and contingently issuable shares

As of December 31, 2008, we had 34.067 million shares of common stock outstanding. In addition, our outstanding Series A Preferred Stock was convertible into approximately 8.3 million shares and outstanding stock options, warrants, contingently issuable shares to the Inlog sellers and unvested restricted stock totaled approximately 19.8 million as of that date. Accordingly, fully-diluted shares outstanding as of December 31, 2008 totaled approximately 62.2 million shares. We cannot predict the actual number of shares of common stock that will be issued upon the conversion our Series A Preferred Stock or upon the exercise of stock options and warrants however, existing common stockholders could experience significant dilution.

The market price of our common stock is highly volatile which may limit our investors’ ability to actively trade their shares of our common stock

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, among other items, may have a significant impact on the market price of our stock.

We do not anticipate paying any dividends on our common stock

We have never declared or paid dividends on our common stock. Our dividend practices are determined by our Board of Directors and may be changed from time to time. We will base any issuance of dividends upon our earnings (if any), financial condition, capital requirements, acquisition strategies, and other factors considered important by our Board of Directors. Colorado law and our Articles of Incorporation do not require our Board of Directors to declare dividends on our common stock. We expect to retain any earnings generated by our operations for the development and expansion of our business and do not anticipate paying any dividends to our common stockholders for the foreseeable future.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   DESCRIPTION OF PROPERTIES

Our executive office is located in Lakewood, Colorado where we lease one thousand square feet under an agreement that expires in February, 2010. We also lease approximately 19 thousand square feet of office space in El Dorado Hills, California, under a lease that expires in August 2013. Our eDonor division occupies approximately five thousand square feet of office space in Phoenix, Arizona under a lease that expires in October 2009 and our Inlog subsidiary headquarter offices are located in Lyon, France where we occupy approximately nine thousand square feet of office space under an agreement that expires in October 2011. We believe that our existing facilities are generally adequate for our current operations.

ITEM 3.   LEGAL PROCEEDINGS

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of our competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company was required to deposit $1.004 million with the Superior Court in the State of California in the County of El Dorado, which represented potential fees and attorneys’ costs that we could be required to pay in the event we did not prevail on appeal. Based on information available at the time and upon the advice of counsel, we recorded a litigation accrual in 2005 equal to the amount of the escrow deposit. In December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. In May 2007, the $1.004 million escrow deposit was returned to us along with $80 thousand in accrued interest. While we are vigorously pursuing the lawsuit, we continue to maintain our $1.004 million legal accrual as of December 31, 2008 and 2007 under SFAS 5, “Accounting for Contingencies”.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of the Shareholders of Global Med Technologies, Inc. was held on November 12, 2008. The following matters were voted on at the meeting: (i) the election of (1) two Class I Directors for a term of three years, (2) two Class II Directors for a term of two years, and (3) one Class III Director for a term of one year, each to serve on Global Med’s Board of Directors until their successors are duly elected and qualified; (ii) approval of an amendment to the Company’s Amended and Restated Articles of Incorporation to permit the Company’s shareholders to act by less than unanimous written consent; and (iii) ratification of the appointment of Ehrhardt Keefe Steiner & Hottman PC to serve as the Company’s independent registered public accountants for the year ending December 31, 2008.

(i)

Michael I. Ruxin, M.D. and Thomas F. Marcinek were elected as Class I Directors to serve for a three-year term expiring in 2011. Robert R. Gilmore and Sarah L. Eames were elected as Class II Directors to serve for a two-year term expiring in 2010. T. Kendall Hunt was elected as a Class III Director to serve for a one-year term expiring in 2009. The votes cast for or withheld with respect to the election of each director was as follows:

	Number of Votes	Number of Votes
Name	Cast For	Withheld
Sarah L. Eames	32,890,952	179,522
Robert R. Gilmore	32,885,322	185,152
T. Kendall Hunt	32,894,622	175,852
Thomas F. Marcinek	30,835,529	2,234,945
Michael I. Ruxin, M.D.	30,864,329	2,206,145

(ii)

The votes cast for, against, or abstaining, and the number of broker non-votes with respect to the approval of the amendment to the Company’s Amended and Restated Articles of Incorporation was as follows:

	For: 21,278,520	Against: 482,926	Abstain: 42,461	Non-Votes: 11,266,567

(iii)

The votes cast for, against, or abstaining, and the number of broker non-votes with respect to the approval of the ratification of the appointment of Ehrhardt Keefe Steiner & Hottman PC as the Company’s independent registered accountants for the year ending December 31, 2008 was as follows:

	For: 32,816,310	Against: 205,567	Abstain: 48,597	Non-Votes: 0

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the OTC Bulletin Board. OTC Bulletin Board Market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The following table sets forth the quarterly high and low bid prices for our common stock for the two years ended December 31, 2008 and 2007, as reported by NASDAQ.

COMMON STOCK

		2008
	HIGH		LOW
First Quarter (January 2008 to March 2008)	$1.31		$0.79
Second Quarter (April 2008 to June 2008)	$1.60		$1.05
Third Quarter (July 2008 to September 2008)	$1.50		$1.00
Fourth Quarter (October 2008 to December 2008)	$1.30		$0.56

		2007
	HIGH		LOW
First Quarter (January 2007 to March 2007)	$0.80		$0.60
Second Quarter (April 2007 to June 2007)	$1.15		$0.65
Third Quarter (July 2007 to September 2007)	$1.46		$0.81
Fourth Quarter (October 2007 to December 2007)	$1.46		$0.97

Holders

As of March 1, 2009, we had approximately 153 holders of record of our common stock.

Dividends

Common Stock

Since inception, we have not paid any dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. We intend to retain earnings, if any, to finance our operations or make acquisitions. In accordance with the terms of our Series A Convertible Preferred Stock ( “Series A”), we cannot issue dividends on the common stock while the Series A is outstanding unless an equal dividend is declared on the Series A. The dividend on the Series A would be calculated by determining the number of common shares the Series A is convertible into and then applying the same dividend to the Series A that was provided to the common shareholders. The payment of dividends in the future would also be subject to the written approval of our lenders.

Preferred Stock

As of March 1, 2009, 5,948 shares of Series A were outstanding. We currently do not intend to pay any dividends on the Series A.

Recent Sales of Unregistered Securities

On June 26, 2008, we issued 451 thousand shares of Global Med common stock in connection with the acquisition of Inlog and its related subsidiaries. On July 31, 2008, we issued1.180 million of Global Med common stock in connection with the acquisition of eDonor. These transactions were effected under Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

None

Equity Compensation Plan Information

The following table details equity securities authorized for issuance as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved
by stockholders
2001 Stock Option Plan	6,217,036	$ 0.89	3,819,178

Equity compensation plans not
approved by stockholders
Stock Options	2,380,100	$ 0.69	877,967
Warrants	10,137,292	$ 0.73	---

Total	18,734,428	$ 0.78	4,697,145

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

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in Part I, Item 1A “RISK FACTORS”.

GENERAL

Global Med is an international medical software company which develops regulated and non-regulated products and services for the healthcare industry. We are a leading provider of blood and laboratory systems and services and our products are deployed in 20 countries and serve over 1,600 transfusion centers, blood banks and laboratories.

Business Strategy

Global Med’s goal is to become a global supplier of critical health management information software. We plan to achieve this goal through a combination of organic growth and strategic acquisitions.

Our organic growth strategy for marketing and selling our products and services is two pronged:

1.	Direct selling to customers through our internal sales force; and

2.	Marketing and selling through Channel Partners that are established in blood donor hospital markets.

In addition to increasing revenues and cash flows through our direct sales efforts and channel partner relationships, we are focused on adding new channel partners and strategic alliances and developing new products and adding enhanced functionality to our existing product mix to attract and maintain customers.

Global Med’s acquisition strategy is to purchase companies that sell software products that complement our current product mix, particularly companies focused on critical health management. We may use either equity or debt financing or our cash to make acquisitions.

Overview

Global Med designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers and other health care related facilities.

We sell various core products and their related components through our Wyndgate division: SafeTrace, SafeTrace Tx, and our ElDorado product suite. SafeTrace is used by blood centers and hospitals to track blood donations. SafeTrace Tx is used primarily by hospitals and centralized transfusion services to help insure the quality of blood transfused into patient-recipients. Both products are designed to help the users comply with quality and safety standards of the FDA for the collection and management of blood and blood products. ElDorado Donor is intended as a comprehensive blood management software application designed to provide for the information system needs of blood banks and donor centers. Donor Doc is an electronic history questionnaire that assists in the blood donor screening process.

We acquired our Inlog S.A. subsidiary on June 26, 2008 for $10.9 million in a combination of cash and stock. We are also contingently obligated to pay up to $1,481 million in earn out consideration over the next five years. Inlog has been developing, implementing, and supporting its blood bank information management solutions since 1992 and currently supplies over 800 sites in 15 countries with its products. Its product line consists of five primary products: EdgeBlood (for the donor center market), EdgeTrace (for the hospital transfusion market), EdgeLab (a laboratory information system “LIS”), EdgeCell (cellular therapy for tissue banks, stem cell centers and cord blood centers) and SAPA (a regulatory compliance and document management solution). Inlog recently completed the national installation of its EdgeBlood product in France where all of that country’s 2.5 million annual blood donations are transacted through EdgeBlood including blood collections, infectious disease testing, component manufacturing and distribution. In addition to France, Inlog has software applications in Germany, Austria, Belgium, Switzerland, Greece and Monaco, among other countries.

Our eDonor™ product, which we acquired on August 1, 2008 with the acquisition of substantially all of the assets of Blueridge Solutions, L.C., for $3.5 million in cash and the issuance of $1.5 million of our common stock is a web-based donor relationship management system that integrates recruitment, scheduling, retention and fulfillment for blood donation centers of all sizes. As of December 31, 2008, eDonor was in use at 77 sites.

We derive our revenues from the sale of software licenses, annual maintenance fees, implementation fees, consulting fees and other value added support services. Annual maintenance fees represented over 50% of our revenue for the year ended December 31, 2008. Our maintenance services are generally sold under multi-year agreements. As such, they represent a fairly stable recurring revenue source for us as software maintenance tends to be a nondiscretionary expenditure for our customers. The majority of our software is sold under a perpetual license with a one-time license fee. Our software license fee revenue, which represented 21% of our revenue for the year ended December 31, 2008 can fluctuate from period to period based on our customers’ buying decisions. In addition, our ability to recognize software license fees can be impacted by contract terms and the application of accounting rules for revenue recognition to contracts that include deliverable and non-deliverable software products, service for modification or customization of our software, acceptance criteria and other contingencies.

We maintain a sales backlog which represents software and services sold under signed contracts, which have not yet been recognized as revenue. As of December 31, 2008, our backlog balance included $3.451 million related to contracted software sales and $6.496 million related to implementation, training, validation and other services. We expect the revenue from our sales backlog will be recognized in 2009 and 2010, with the majority occurring in 2009.

Cost of revenue includes the employee costs and direct expenses of the departments that provide maintenance, implementation, consulting and other value added support services. It also includes third-party software costs when third-party software is bundled with our software solutions. General and administrative expenses include the employee costs and the direct expenses of our executive and support functions, plus other general corporate expenses such as accounting and legal fees and corporate governance costs. Selling and marketing expenses include employee costs, commissions, the direct expenses of our sales and marketing department, plus advertising, marketing and trade show expenses. Research and development includes the employee and direct costs of our research and development department that are incurred prior to new products achieving technological feasibility.

Costs incurred after a new product reaches technological feasibility are capitalized as software development costs and amortized over the life of the product. Software amortization is included in depreciation and amortization.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As described by the Securities and Exchange Commission, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and that may have a material impact on the financial condition or operating performance of the company. Based on this definition, we believe the following are our critical accounting policies and estimates.

Revenue Recognition

We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.” Our standard software license agreement provides for an initial fee to use the product in perpetuity up to a maximum number of users. Fees from software licenses are recognized as revenue upon shipment, provided fees are fixed and determinable and collection is probable. Fees from licenses sold together with consulting services are generally recognized upon shipment provided the above criteria have been met, payment of the license fees is not dependent upon the performance of the consulting services and the consulting services are not essential to the functionality of the licensed software. In instances in which the consulting services are not essential to the functionality of the software but payment of the license fee is due at the earlier of the performance of specific consulting services or the passage of time, the license fee is recognized ratably over the anticipated period of performance of the services or ratably over the license fee billing period, whichever is more readily determinable.

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

In those instances in which vendor specific objective evidence exists for the undelivered elements but does not exist for the delivered elements, we use the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is recorded as unearned, and the difference between the total arrangement fee and the amount recorded as unearned for the undelivered elements is recognized as revenue related to the delivered elements.

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

For those customer accounts for which revenue has been earned except that collectability of the amount is not deemed reasonably assured, we recognize revenues related to these accounts in the period cash is received.

Certain of our contracts include warranties that provide for refunds of all or a portion of the software license and or other fees in the event that we are unable to provide maintenance services, for which there is a separate fee, for the contractually prescribed period. Contracts with these provisions are accounted for in accordance with the policies above.

We provide consulting services that include implementation, training and the performance of other services to our customers. Revenue from such services is generally recognized ratably over the period during which the applicable service is to be performed. In addition, we may recognize certain implementation revenues based on hourly rates in effect on the contract multiplied by the number of hours completed.

Support agreements generally call for us to provide technical support and software updates, on a “when-and-if-available” basis to customers. Revenue on technical support and software update rights is recognized ratably over the term of the support agreement.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for goods and services. We analyze accounts receivable aging, customer credit-worthiness, and changes in our customer payment trends when evaluating the adequacy of the allowance for doubtful accounts. The allowance is based on a specific review of all significant past-due accounts and on a general reserve analysis. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Allocation of Acquisition Purchase Prices

We allocated the purchase price to acquire Inlog and eDonor to identifiable intangible and tangible assets and liabilities based on their estimated fair values at the date of acquisition with the residual amount allocated to goodwill. Intangible assets include software, customer relationships, trade names and non-compete agreements. The fair value of these assets was estimated based on the discounted future cash flow using management’s assumptions about future operating results and cash discount rates. We also used our projections to estimate the useful life of these intangible assets and are amortizing the estimated fair values of intangibles over our estimated useful lives. The use of other assumptions could have produced different results with a corresponding adjustment to intangible assets, amortization expense and goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired. Goodwill and trade names are deemed to have an indefinite life and are not amortized but are subject to impairment tests. We will test goodwill for impairment on at least an annual basis using a two-step process based on an evaluation of Inlog and eDonor’s estimated fair value using discounted cash flow modeling. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any.

Capitalized Software Costs

We invest substantial capital and human resources to enhance our existing healthcare information products and to develop new products. Costs of research and development, principally the design and development of software prior to the determination of technological feasibility, are expensed as incurred. Once technological feasibility has been established, which we define as a working prototype, we capitalize further development costs which typically consist primarily of coding as capitalized software development costs and amortize such costs over the estimated useful life of the software product. The determination of technological feasibility is inherently subjective, and different interpretations could change the value of capitalized software, amortization expense and research and development costs.

Income Tax Valuation Allowance

At December 31, 2008, we had U.S. state and foreign net operating loss carry forwards available to offset future taxable income in the respective jurisdictions. SFAS 109, Accounting for Income Taxes, requires that valuation reserves be established for deferred tax assets if it is more likely than not that the assets will not be realized. We have provided valuation reserves on our net operating loss carry forwards for the amount of net deferred assets in excess of the net operating loss we expect to utilize in 2009.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the year ended December 31, 2008 increased by $7.290 million or 45.3% to $23.369 million from $16.079 million for the year ended December 31, 2007. Our acquisitions of Inlog and eDonor on June 26, 2008 and August 1, 2008, respectively, accounted for $6.287 million of the increase. Our Wyndgate and PeopleMed revenues increased $1.003 million, or 5.9% over the year ended December 31, 2007.

The table below shows the percentage of our total reported revenues for the period.

	2008	2007
Maintenance	50.5%	42.7%
Consulting services	25.2%	27.9%
Software license fees	21.0%	27.0%
PeopleMed	3.3%	2.4%
Total revenue	100%	100%

At December 31, 2008, our sales backlog totaled $9.947 million compared to $5.347 million at December 31, 2007. Backlog represents software and services sold under signed contracts, which have not yet been recognized as revenue. The December 31, 2008 backlog balance included $3.451 million related to contracted software sales and $6.496 million related to implementation, training, validation and other services. At December 31, 2007, our backlog included $1.600 million related to contracted software sales and $3.747 million related to implementation, training, validation and other services.

Cost of revenue. Cost of revenues increased $4.254 million or 86.7% to $9.158 million for the year ended December 31, 2008 from $4.904 million for the year ended December 31, 2007. Acquisitions accounted for $2.715 million of the increase. The remaining $1.539 million increase was primarily due to an $852 thousand increase in employee compensation costs and $406 thousand of the increase related to the reallocation of employees from research and development assignments in 2007 to software maintenance and technical support functions in 2008. In addition, the cost of third party software products increased by $216 thousand primarily as a result of additional licenses fees associated with these products, and overhead increased by $81 thousand.

Gross profit. Gross profit increased $3.036 million or 27.2% to $14.211 million for the year ended December 31, 2008 from $11.175 million for the year ended December 31, 2007 with acquisitions accounting for $3.572 million of the increase. While gross profit for 2008 increased over 2007 due to the increase in revenues, our gross profit as a percentage of total revenue declined to 60.8% from 69.5% for the years ended December 31, 2008 and 2007, respectively. The decline in gross margins is mainly attributable to the Inlog acquisition, as Inlog has historically achieved lower gross margins than our Wyndgate division.

General and administrative. General and administrative expenses increased $2.250 million or 68.8% to $5.522 million for the year ended December 31, 2008 compared to $3.272 million for the year ended December 31, 2007, with acquisitions accounting for $1.092 million of the increase. The remaining $1.158 million increase was primarily related to non-recurring legal and accounting expenses of $397 thousand related to start-up activities associated with acquired entities, and $59 thousand in travel expenses related to acquisitions. Other increases include $211 thousand in compensation and benefits related expenses, $89 thousand in hiring expenses, $158 thousand in directors’ compensation, $73 thousand in contract services, and $38 thousand in training expenses.

Sales and marketing. For the year ended December 31, 2008, sales and marketing expenses increased $1.231 million or 46.2% to $3.895 million for the year ended December 31, 2008 compared to $2.664 million for the year ended December 31, 2007. Our acquisitions of Inlog and eDonor accounted for $1.099 million of the increase with the remaining increase of $132 thousand comprised primarily by increased advertising, marketing and trade show expenses.

Research and development. Research and development expenses increased $653 thousand or 20.6% to $3.824 million for the year ended December 31, 2008 compared to $3.171 million for the year ended December 31, 2007. The acquisitions of Inlog and eDonor accounted for $1.176 million of the increase, which was partially offset by a $523 thousand, or 16.5%, decrease related to our Wyndgate and PeopleMed business. This decrease related primarily to the allocation of approximately $406 thousand to cost of revenue resulting from the assignment of employees from research and development assignments in 2007 to maintenance and technical support functions in 2008. Other decreases in research and development costs in 2008 included an increase in capitalized software development costs of $110 thousand and a decrease in employee compensation costs of $392 thousand, partially offset by an increase of $348 thousand in consulting services costs and $42 thousand in increased travel expenses primarily associated with acquisitions.

Depreciation and amortization. Depreciation and amortization of software and intangibles costs for the year ended December 31, 2008 and 2007 were $794 thousand and $181 thousand, respectively. Acquisitions accounted for $575 thousand of the increase which primarily represented amortization of purchased software and intangibles.

Income from operations. Our income from operations for the year ended December 31, 2008 was $176 thousand compared to $1.887 million for the year ended December 31, 2007. Our 2008 acquisitions produced a $370 thousand loss from operations, while our Wyndgate and PeopleMed businesses produced operating income of $546 thousand for the year ended December 31, 2008. The decrease in operating income related to our Wyndgate and PeopleMed divisions resulted primarily from acquisition and integration related expenses and an increase in our infrastructure to support 2008 sales activity relating to revenue that will be recognized in 2009 and beyond.

Interest income. Interest income for the years ended December 31, 2008 and 2007 was $115 thousand and $211 thousand, respectively.

Interest expense. Interest expense was $411 thousand and $13 thousand for the years ended December 31, 2008 and 2007, respectively. Interest expense increased as a result of the additional debt associated with financing our Inlog and eDonor acquisitions. Interest expense for 2008 includes $80 thousand in non-cash amortization of imputed interest on non-interest bearing obligations to the Inlog sellers.

Provision for income taxes. We incurred a pre-tax loss of $120 thousand for the year ended December 31, 2008 and recorded a provision for income taxes in the amount of $299 thousand. The income tax expense for 2008 resulted primarily from stock-based compensation expense related to incentive stock options that are not deductible for tax purposes and an increase in the valuation reserve related to unused net operating loss carry forwards in the United States and France. For the year ended December 31, 2007, our pre-tax income was $2.085 million and our provision for income taxes was $107 thousand. Income taxes in 2007 benefited from the reversal of the valuation reserve related to utilization of net operating losses for federal and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations for the year ended December 31, 2008 was $950 thousand. The primary components of the reconciliation of net loss of $419 thousand to net cash in operations included the add back of non-cash charges for depreciation and amortization of $794 thousand, amortization of financing costs of $80 thousand, stock-based compensation of $413 thousand, a provision for bad debt expense of $72 thousand, excess tax benefits from stock options of ($296) thousand, and the deferred income tax benefit of ($102) thousand. These non-cash charges (benefits) were offset by an increase in working capital, net of acquisitions of $1.492 million. The operating cash flows of our Inlog subsidiary are highly seasonal as the majority of its annual maintenance and support fees are billed and collected during the first quarter, while the fourth quarter is characterized by annual cash outflows for taxes and mandated employee-related payments. Consequently, Inlog’s cash flows tend to be the highest during the first half of the year and the lowest during the second half of the year. Due to Inlog’s significance, our consolidated cash flows from operations are expected to follow this pattern.

Our investing activities resulted in a net cash outflow of $10.037 million for the year ended December 31, 2008, which was principally comprised of $9.471 million for the acquisitions of Inlog and eDonor, net of cash received, $565 thousand for the purchase of property and equipment, $284 thousand for capitalized software development costs, partially offset by proceeds from the sale of marketable securities in the amount of $283 thousand.

Cash provided by financing activities for the year ended December 31, 2008 was $8.930 million, which was comprised of proceeds from long-term debt to fund the acquisitions of Inlog and eDonor of $7.363 million, proceeds from the exercise of stock options and warrants of $1.451 million, and the excess tax benefit of stock options of $296 thousand, partially offset by repayment of long-term debt totaling $180 thousand. Effective March 19, 2009, we amended our loan agreements with Silicon Valley Bank and Partners for Growth II LLP relating to our revolving line of credit, term loan and subordinated term loan in the aggregate gross amount of $7.5 million. The amendments waived our failure to comply with specified loan covenants for the quarter ended December 31, 2008 and modified the liquidity ratio and free cash flow covenants for the remaining term of the agreements. The amendments increased the annual interest rate by 0.5% on our revolving credit line and term loan. In connection with the amendment with our subordinated lender, we agreed to amend the exercise price of the lender’s warrant to $0.72 per share and to pay a one-time cash payment of $30,450 and a waiver fee of $2,500.

The net negative effect of foreign exchange rates on changes in cash was $219 thousand.

As of December 31, 2008, we had cash and cash equivalents of $4.472 million. Based on our sales backlog at December 31, 2008, our recent cost reduction measures and our current projections, we believe that our cash reserves and expected positive cash flow from operations will be adequate to meet our operating needs, capital expenditure requirements and contractual obligations at least through 2009. However, worsening general economic conditions or a prolonged recession could reduce our revenue and cash receipts to a point that they would not be sufficient to meet our operating needs and other obligations. If this were to be the case, we are prepared to take action to further reduce our operating costs or take other measures to increase or maintain our liquidity. While we currently have no plans to raise additional capital, we may need to raise additional capital through future debt or equity financing and there can be no assurances that such capital will be available or available at favorable rates.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We had the following contractual obligations as of December 31, 2008 (in thousands):

	Long-term Debt, Notes Payable and Capital Leases

		Obligations to Inlog Sellers (1)
			Operating Leases

2009	$ 1,204	$ 1,207	$ 627
2010	1,151	1,207	473
2011	3,635	-	475
2012	1,091	-	492
2013	1,057	-	391
thereafter	11	-	106
	$ 8,149	$ 2,414	$ 2,564

(1)	Includes obligations payable in the Company’s common stock with a market value of $651 thousand in each of 2009 and 2010.

In connection with our acquisition of Inlog, we are also contingently obligated to pay up to a total of $1.481 million in earn out consideration based on 20% of Inlog’s operating income over the next five years.

IMPACT OF INFLATION

We do not anticipate that inflation will materially impact our operating results.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

SFAS 141(R). In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) may have a material impact on the Company as it establishes principles and requirements for how the Company: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

SFAS 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157 as it relates to financial assets and liabilities. The new disclosures required by SFAS 157 are included in Note 1 to the financial statements included in the Annual Report on Form 10-K.

FSP 157-2. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill, and intangible assets, until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on the Company’s financial position and results of operations.

SFAS 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not adopt the fair value option permitted under this statement.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 8.   FINANCIAL STATEMENTS

Reference is made to the financial statements, the reports thereon and the notes thereto included as a part of this Annual Report on Form 10-K, which financial statements, reports and notes are incorporated herein by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	23
Consolidated Balance Sheets as of December 31, 2008 and 2007	24
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended
December 31, 2008 and 2007	26
Consolidated Statements of Stockholders’ Equity for the years ended
December 31, 2008 and 2007	27
Consolidated Statements of Cash Flows for the years ended
December 31, 2008 and 2007	29
Notes to Consolidated Financial Statements	31

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders Global Med Technologies, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Global Med Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008. Global Med Technologies, Inc. and subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Med Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC Ehrhardt Keefe Steiner & Hottman PC

March 19, 2009 Denver, Colorado

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2008	2007

ASSETS

Current Assets:
Cash and cash equivalents	$ 4,472	$ 6,748
Marketable securities	188	---
Accounts receivable-trade, net of allowance for uncollectible accounts
of $502 and $181, in 2008 and 2007, respectively	6,257	3,029
Accrued revenues, net of allowance for uncollectible accounts of
$28 and $28, in 2008 and 2007	1,617	822
Prepaid expenses and other assets	1,692	316
Current deferred income taxes	--	740

Total current assets	14,226	11,655

Property and equipment, net	1,385	342
Software, net	4,097	173
Intangibles, net	1,642	--
Goodwill	8,342	--
Deferred income taxes	92	--

Total assets	$ 29,784	$ 12,170

Consolidated Balance sheets continued on next page.
See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 1,248	$ 322
Accrued expenses	4,602	2,632
Accrued income taxes payable	101	745
Deferred revenue	6,361	4,475
Current portion of litigation accrual	347	---
Current deferred income taxes	461	---
Current portion of long-term debt, notes payable and capital	1,168	36
lease obligations
Current portion of obligations to Inlog sellers, related party	1,167	---
Total current liabilities	15,455	8,210

Long-term debt and capital lease obligations	6,763	26
Obligations to Inlog sellers, related party	1,090	---
Litigation accrual	1,004	1,004
Other long-term liabilities	61	---
Total liabilities	24,373	9,240

Commitments and Contingencies (Note 10)

Stockholders’ Equity :
Convertible Preferred Stock Series A, $.01 par
value: Authorized shares – 100, 6 and 8 issued and outstanding
as of December 31, 2008 and 2007, respectively	5,948	7,735
Convertible Preferred Stock Series BB, $.01 par value:
Authorized shares – 675; none issued or outstanding	---	---
Preferred stock, $.01 par value: Authorized shares - 5,725;
none issued or outstanding	---	---
Common stock, $.01 par value: Authorized shares – 90,000;
issued and outstanding shares– 34,067 and 26,674 at
December 31, 2008 and 2007, respectively	340	267
Additional paid-in capital	60,311	54,288
Accumulated deficit	(59,779)	(59,360)
Accumulated other comprehensive loss	(1,409)	--
Total stockholders’ equity	5,411	2,930

Total liabilities and stockholders' equity	$ 29,784	$ 12,170

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (In thousands, except per share information)

	Year Ended December 31,
	2008	2007
Revenues:
License fees, maintenance and usage fees	$16,706	$11,602
Implementation and consulting services	6,663	4,477
	23,369	16,079
Cost of revenues:
License fees, maintenance and usage fees	4,280	1,920
Implementation and consulting services	4,878	2,984
	9,158	4,904

Gross profit	14,211	11,175

Operating expenses:
General and administrative	5,522	3,272
Sales and marketing	3,895	2,664
Research and development	3,824	3,171
Depreciation and software amortization	794	181
Total operating expenses	14,035	9,288

Income from operations	176	1,887

Other income (expense):
Interest income	115	211
Interest expense	(411)	(13)
Income (loss) before income taxes	(120)	2,085
Provision for income taxes	(299)	(107)
Net (loss) income	$(419)	$1,978

(Loss) income per common share:
Basic	$(0.01)	$0.08
Diluted	$(0.01)	$0.05

Weighted average number of common shares
outstanding:
Basic	29,914	24,640
Diluted	29,914	42,209

Net (loss) income	$(419)	$1,978
Other comprehensive loss	(1,409)	--
Comprehensive (loss) income	$(1,828)	$1,978

See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

					Additional
	Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2006	10	$ 9,975	23,212	$ 232	$ 51,510	$ (61,338)	$ 379

Stock-based compensation	---	---	---	---	265	---	265

Exercise of options	---	---	351	4	229	---	233

Tax effect of stock options	---	---	---	---	75	---	75

Conversion of Series A Preferred
Stock to common shares	(2)	(2,240)	3,111	31	2,209	---	---

Net income	---	---	---	---	---	1,978	1,978

Balances, December 31, 2007	8	$ 7,735	26,674	$ 267	$ 54,288	$ (59,360)	$ 2,930

Consolidated Statements of Stockholders’ Equity continued on next page.
See accompanying notes to the consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (continued)
(In thousands)

							Accumulated Other Comprehensive Loss

	Preferred Stock Shares Amount		Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit
								Total

Balances, December 31, 2007	8	$ 7,735	26,674	$ 267	$ 54,288	$ (59,360)	---	$ 2,930

Stock-based compensation	---	---	---	---	327	---	---	327

Exercise of options
for cash	---	---	651	6	484	---	---	490

Cashless exercise of options	---	---	565	5	(5)	---	---	---

Issuance of
common stock in
connection with the
Inlog acquisition	---	---	451	5	563	---	---	568

Issuance of
common stock in
connection with the
eDonor acquisition	---	---	1,180	12	1,488	---	---	1,500

Exercise of warrants
for cash	---	---	1,308	13	948	---	---	961

Cashless exercise of warrant	---	---	695	7	(7)	---	---	---

Issuance of warrants
in connection with
financing	---	---	---	---	81	---	---	81

Vesting of restricted stock	---	---	61	---	86	---	---	86

Excess tax benefits associated with
stock options	---	---	---	---	296	---	---	296

Conversion of Series A
Preferred Stock to
common shares	(2)	(1,787)	2,482	25	1,762	---	---	---

Other comprehensive loss:
-Net unrealized loss	---	---	---	---	---	---	(401)	(401)

-Translation adjustments	---	---	---	---	---	---	(1,008)	(1,008)

Net loss	---	---	---	---	---	(419)	---	(419)

Balances, December 31, 2008	6	$ 5,948	34,067	$ 340	$60,311	$ (59,779)	$ (1,409)	$ 5,411

See accompanying notes to consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$ (419)	$ 1,978
Adjustments to reconcile net (loss) income to net cash provided by
(used in) operating activities:
Depreciation and amortization	794	181
Amortization of financing costs	80	---
Stock-based compensation expense	413	266
Excess tax benefit associated with stock options	(296)	---
Deferred income taxes	(102)	(740)
Bad debt expense	72	101
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable-trade	(1,427)	73
Accrued revenues	486	(714)
Prepaid expenses and other assets	(633)	(62)
Escrow deposit	---	1,004
Accounts payable	364	61
Accrued expenses	(329)	985
Accrued income tax expense	(468)	667
Deferred revenue	515	621

Net cash (used in) provided by operating activities	(950)	4,421

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisitions, net of cash acquired	(9,471)	---
Purchases of property and equipment	(565)	(254)
Capitalized software development costs	(284)	(173)
Proceeds from sale of marketable securities	283	---

Net cash used in investing activities	(10,037)	(427)

Consolidated Statements of Cash Flow continued on next page.
See accompanying notes to the consolidated financial statements

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (In thousands)

	Year Ended December 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:

Exercise of options and warrants for cash	1,451	232
Excess tax benefit associated with equity compensation	296	---
Proceeds from long-term debt, net of financing costs	7,363	--
Repayment of long-term debt and capital lease obligations	(180)	(32)
Net cash provided by financing activities	8,930	200

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,057)	4,194

Effect of exchange rate changes on cash	(219)	---

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,748	2,554

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,472	$6,748

SUPPLEMENTAL DISCLOSURES
Non-cash financing activities:
Conversion of Series A Preferred Stock to common shares	$1,787	$2,240
Fair value of common stock issued in connection with Inlog acquisition	568	---
Fair value of obligation to sellers related to Inlog acquisition	2,257	---
Fair value of common stock issued in connection with eDonor acquisition	1,500	---

Cash paid for income taxes	749	172
Cash paid for interest	318	13

See accompanying notes to the consolidated financial statements

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

Global Med Technologies, Inc. (“Global Med” or the “Company”) and its subsidiaries and divisions design, develop, market and support information management software products for blood banks, hospitals, centralized transfusion centers and other health care related facilities.

On June 26, 2008, the Company acquired all of the capital stock of Inlog S.A. (“Inlog”), a French company and its subsidiaries and Inlog became a wholly-owned subsidiary of the Company. Effective August 1, 2008, the Company acquired substantially all of the assets of Blueridge Solutions, LC, doing business as eDonor (“eDonor”) with eDonor becoming a division of the Company.

The accompanying consolidated financial statements include the accounts of Global Med Technologies, Inc., its Wyndgate division, its 83%-owned subsidiary PeopleMed.com, Inc. (“PeopleMed”), and its wholly-owned subsidiary Inlog and eDonor division from the dates of their acquisitions. Intercompany accounts and transactions are eliminated in consolidation. There is no minority interest reflected in the consolidated balance sheets at December 31, 2008 and 2007 because PeopleMed had a stockholders’ deficit.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of the balance sheet date, and periodically throughout the year, the Company has maintained deposits in financial institutions in excess of federally insured limits.

MARKETABLE SECURITIES

Marketable equity securities are carried at their fair value based upon quoted market prices for the securities owned. The Company has classified these marketable securities as available-for-sale securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 115. The difference between cost and fair value is recorded as an unrealized gain or loss on marketable securities and recorded within accumulated other comprehensive income (loss). At December 31, 2008, the unrealized loss on marketable securities held by the Company totaled $401 thousand.

CREDIT RISK AND MARKET RISK

Accounts receivable are derived primarily from customers in the United States and Europe, with the United States representing approximately 71% and 97% of accounts receivable at December 31, 2008 and 2007, respectively and Europe representing approximately 29% of accounts receivable at December 31, 2008. Historically, the Company has not required collateral or other security to support customer receivables. In order to reduce credit risk, the Company typically requires substantial down payments and progress payments during the course of an installation of its software products. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk or other circumstances specific to customers which may include the right of offset against amounts payable to the customer.

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the years ended December 31, 2008 and 2007, approximately 77% and 98% of the Company’s revenue was derived from customers in the United States, respectively, and 23% and 2% of the Company’s revenue was derived from customers outside of the United States, primarily in Europe. Substantially all of the Company’s revenue outside of the United States comes from Inlog. No single customer accounted for more than 10% of the Company’s revenue in 2008 and 2007.

Although the Company had no individual customers accounting for more than 10% of revenues, one of the Company’s marketing partners that sell the Company’s products directly to its customers accounted for 14.5% and 25.2% of revenues during 2008 and 2007, respectively. In addition, this same marketing partner accounted for 32.1% and 56.3% in gross accounts receivable as of December 31, 2008 and 2007, respectively.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLES AND ACCRUED REVENUES

The Company regularly evaluates the collectability of its trade accounts receivable and unbilled receivables balances based on a combination of factors. When a customer’s account becomes past due, the Company initiates dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it expects to recover given all information presently available. The Company also records general reserves based on other factors including the length of time the receivables are past due and historical collection experience with individual customers. If circumstances related to specific customers change, the estimates of the recoverability of receivables could materially change. Past due accounts receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Assets recorded under capitalized leases are recorded at the lower of the net present value of the future minimum lease payments or fair value at inception of the lease. Depreciation and amortization, which includes depreciation of assets under capital leases, is based on the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are typically depreciated over the lesser of their remaining useful life or the term of the lease.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

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

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Commencing upon the initial product release or when software development revenue has begun to be recognized, these costs are amortized, based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product, generally three to eight years.

INTANGIBLES

In connection with the acquisitions of Inlog and eDonor, the Company acquired intangible assets including customer relationships, non-compete agreements and trade names. The estimated fair value of these intangibles is amortized on a straight-line basis over the estimated useful lives of nine to ten years for customer relationships and over the five year term of the non-compete agreements. Trade names are not amortized as they are considered to have an indefinite life.

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

GOODWILL

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of our business acquisitions including Inlog on June 26, 2008 and eDonor on August 1, 2008. Goodwill is deemed to have an indefinite life and is not amortized but is subject to impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company tests for goodwill impairment on an annual basis, and more whenever events or changes in circumstances indicate the carrying value may not be recoverable. The test involves a two step process wherein the first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any.

DEFERRED REVENUE

Deferred revenue represents contractual billings to customers. It is principally comprised of support and maintenance and implementation revenues for which the customer has been billed but the services or products have not yet been performed or delivered. As of December 31, 2008 and 2007, approximately $2.498 million and $1.888 million, respectively, of deferred revenue was also recorded in accounts receivable.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted the fair value measurement and disclosure provisions of Statement of Financial Accounting Standards No. 157 (“SFAS 157”). SFAS No. 157 establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows: Level 1, quoted prices in active markets for identical assets or liabilities; Level 2, quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or Level 3-- unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments consist primarily of cash, trade receivables, marketable securities, trade payables, and debt instruments. As of December 31, 2008 and 2007, the historical cost of cash, trade receivables, and trade payables are considered to be representative of their respective fair values due to the short-term maturities of these items. At December 31, 2008 the fair value of the Company’s marketable securities was based upon quoted market prices for the securities owned by the Company which is a Level 1 input. The net book value of the Company’s long-term debt and obligations to Inlog sellers was approximately $10.188 million as of December 31, 2008 and their fair value was approximately $9.933 million at that date, based on the Company’s current incremental borrowing rate.

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.”

The Company’s standard software license agreement for products provides for an initial fee to use the product in perpetuity up to a maximum number of users. Fees from software licenses are recognized as revenue upon shipment, provided fees are fixed and determinable and collection is probable. Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria have been met, payment of the license fees is not dependent upon the performance of the consulting services and the consulting services are not essential to the functionality of the licensed software. In instances in which the consulting services are not essential to the functionality of the software but payment of the license fee is due at the earlier of the performance of specific consulting services or the passage of time, the license fee is recognized ratably over the anticipated period of performance of the services or ratably over the license fee billing period, whichever is more readily determinable.

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

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Support agreements generally call for the Company to provide technical support and software updates, on a “when-and-if-available” basis to customers. Revenue from technical support and software update rights is recognized ratably over the term of the support agreement.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to expense as incurred. Research and development funding by others is deferred and offset against capitalizable costs. Funded research and development in excess of capitalizable costs is recognized as contract research and development when the related product is ready for commercial release.

INCOME PER COMMON SHARE

The following tables set forth the computation of basic and diluted earnings per share for the years ended December 31, (in thousands):

	2008	2007
Weighted average number of shares used in the basic
earnings per share computation	29,914	24,640
Effect of dilutive securities:
Common stock options	2,655	2,112
Common stock warrants	3,912	2,960
Preferred stock convertible securities	9,884	12,497
Contingently issuable shares associated
with Inlog acquisition	514	---
Restricted stock	40	---
Dilutive securities	17,005	17,569
Adjusted weighted average number of shares used in
diluted earnings per share computation	46,919	42,209

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

For the year ended December 31, 2008, the Company had a net loss. As a result, dilutive securities for 2008 have not been included in the fully diluted calculation of earnings per share on the statement of operations because their inclusion would be antidilutive.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation under SFAS No. 123R, “Stock-based Compensation” (“SFAS 123R”), which requires all stock-based compensation, including grants of stock options, to be recognized in the income statement as an operating expense, based on their grant date fair values.

The fair value of each option granted to employees was estimated at the date of the grant using a Black Scholes option pricing model with the following weighted-average assumptions:

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year ended December 31,
	2008	2007

Assumptions:
Dividend Yield	0%	0%
Volatility factor	100%	105%
Risk free interest rate	2.4%	4.1%
Expected Life of Option (in years)	10	10

Under SFAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Company currently anticipates that all outstanding options will vest.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The Company’s Inlog subsidiary operates in Europe where the Euro is considered the functional currency. Inlog’s accounts are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in other income (expense).

OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes net income (loss) plus the results of certain changes in stockholders’ equity that are not reflected in the results of operations. The Company’s comprehensive income (loss) is comprised of changes in foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities.

INDUSTRY SEGMENTS AND FOREIGN REVENUE

The Company operates in one industry segment: the design, development, market and support information management software products for blood banks, hospitals, centralized transfusion centers and other health care related facilities. Revenues are derived from the licensing of software, maintenance, the provision of consulting and other value-added support services, and the resale of software obtained from vendors. For the year ended December 31, 2008, revenue from customers in foreign locations was 23% from Europe, the Middle East and Africa. Revenue from customers in foreign locations for the year ended December 31, 2007 was approximately 2% of the consolidated revenue.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

SFAS 141(R). In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) may have a material impact on the Company as it establishes principles and requirements for how the Company: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

SFAS 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157 as it relates to financial assets and liabilities. The new disclosures required by SFAS 157 are included in this Note 1.

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FSP 157-2. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill, and intangible assets, until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on the Company’s financial position and results of operations.

SFAS 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not adopt the fair value option permitted under this statement.

NOTE 2. ACQUISITIONS

On June 26, 2008, the Company acquired 100% of the capital stock of Inlog, a developer of donor center and transfusion management systems as well as cellular therapy software, laboratory information systems and quality assurance medical software systems which are marketed internationally, to strategically expand the Company’s global presence. The purchase price included $6.891 million in cash and 451,152 shares of the Company’s common stock, valued at $568 thousand, or $1.26 per share, the average closing price for the ten day period preceding the acquisition. The Company is also obligated to pay €400 thousand and to issue its common stock with a market value of $651 thousand on the first and second anniversary dates of the acquisition. The market value of the shares to be issued is to be valued at the greater of the average closing price of the Company’s stock on the ten days preceding payment or $1.26. The Company may elect to pay cash in lieu of issuing shares. The aggregate non-contingent purchase price, including $1.169 million in transactions costs was $10.933 million. In addition, the Company is contingently obligated to pay up to $1.481 million in earn out consideration, based on 20% of operating income over five years.

Effective August 1, 2008 Global Med completed the acquisition of certain assets of eDonor, a web-based donor relationship management system that integrates recruitment, scheduling, retention and fulfillment for national as well as local community blood centers, to compliment the Company’s line of international blood management and laboratory information software and service solutions. The aggregate purchase price was $5.143 million, consisting of $3.5 million in cash, 1.18 million shares of the Company’s common stock, valued at $1.5 million, or $1.27 per share, the average closing price for the ten day period preceding the acquisition, and $143 thousand in transaction costs.

Inlog is a wholly-owned subsidiary of the Company and eDonor operates as a division.

     GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The total purchase price for the Company’s 2008 acquisitions was comprised of the following (in thousands):

	Inlog	eDonor
Cash paid	$ 6,891	$ 3,500
Common stock	568	1,500
Transaction costs	1,169	143
	8,628	5,143
Fixed future consideration to be paid:
Cash payment due by June 26, 2009 (1)	629
Cash payment due by June 26, 2010 (1)	629
Common stock or cash to be issued by June 26, 2009	651
Common stock or cash to be issued by June 26, 2010	651
Discount on future consideration	(255)
	$ 10,933	$ 5,143

(1) Underlying payments are to be made in Euros, which have been converted to U.S. dollars using the exchange rate as of the acquisition date.

The total non-contingent purchase price of the acquisitions was allocated to the assets and liabilities based on their estimated fair values as of the acquisitions date as follows (in thousands);

	Inlog	eDonor
Cash and marketable securities	$ 2,885	$ 276
Trade and unbilled receivables, net	3,542	14
Other current assets	674	27
Equipment, furniture and fixtures	842	70
Intangible assets	3,722	2,480
Goodwill	6,713	2,402
Accounts payable and other accrued expenses	(3,683)	-
Deferred revenue	(1,393)	(126)
Deferred tax liability	(1,504)	-
Long-term debt	(865)	-
	$ 10,933	$ 5,143

The Company is contingently obligated to pay up to $1.481 million in earn out consideration, based on 20% of Inlog’s operating income over five years. Any earn out consideration will be recognized when deemed probable and will be allocated to goodwill. Inlog had certain pre-acquisition contingencies related to litigation which were subsequently resolved favorably. The Company has adjusted its preliminary purchase price allocation from what was presented in its Quarterly Report on Form 10-Q for the period ended September 30, 2008, to reflect the resolution of the contingency and to reflect the finalization of other estimates. The purchase price allocation is preliminary and may be subject to further change.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following summarized unaudited pro forma financial information assumes the Inlog and eDonor acquisitions occurred on January 1, 2007 (in thousands, except per share data):

	Year Ended December 31,
	2008	2007
Revenues	$30,976	$31,768
Net (loss) income	$(654)	$1,776
Basic net (loss) income per share	$(0.02)	$0.07
Diluted net (loss) income per share	$(0.02)	$0.04

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions and associated debt financing had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization of acquired intangible assets, adjustments to interest expense and related tax effects.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

	December 31,
	2008	2007
Computer hardware and software	$2,551	$2,253
Furniture and fixtures	691	440
Leasehold improvements	665	84
Machinery and equipment	596	451
	4,503	3,228
Less accumulated depreciation and amortization	(3,118)	(2,886)
Property and equipment, net	$1,385	$342

Depreciation expense for the years ended December 31, 2008 and 2007 was $299 thousand and $181 thousand, respectively.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. GOODWILL AND INTANGIBLES

Goodwill and intangible asset activity for the two years ended December 31, 2008 and the composition of the balances at December 31, 2008 is as follow (in thousands):

	Software	Intangibles	Goodwill
Net balance at December 31, 2006	$-	$-	$-
Additions	173	-	-
Amortization expense	-	-	-
Net balance at December 31, 2007	173	-	-
Additions	4,655	1,831	9,116
Amortization expense	(404)	(91)	-
Net foreign currency translation	(327)	(98)	(774)
Net balance at December 31, 2008	$4,097	$1,642	$8,342

Gross balance at December 31, 2008	$7,832	$1,733	$8,342
Accumulated amortization	(3,735)	(91	-
Net balance at December 31, 2008	$4,097	$1,642	$8,342

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending December 31, 2009	$842	$195
Year ending December 31, 2010	842	195
Year ending December 31, 2011	842	195
Year ending December 31, 2012	842	195
Year ending December 31, 2013	524	151
	$3,892	$931

The goodwill, software and intangibles of the Company’s Inlog subsidiary are denominated in local currencies and are subject to currency fluctuations.

NOTE 5. LONG-TERM DEBT AND OBLIGATIONS TO INLOG SELLERS

Long-term debt is comprised of the following (in thousands):

	December 31,
	2008	2007
Revolving line of credit	$983	$-
Term loan	4,898	-
Subordinated term loan	1,400	-
Inlog notes payable and capital leases	639	-
Capital leases	11	62
	7,931	62
Less -- current portion	(1,168)	(36)
	$6,763	$26

On June 17, 2008, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank to finance the acquisition of Inlog. The Loan Agreement provides for (i) a revolving line of credit in an amount of up to $1 million, and (ii) a term loan in an amount of up to $5 million. As of December 31, 2008, the entire $6 million available under the Loan Agreement had been borrowed.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The revolving line of credit, subject to certain limitations, can be used (i) to borrow revolving loans, (ii) to obtain letters of credit, (iii) to enter into certain foreign exchange contracts and (iv) for certain cash management services. Borrowings under the revolving line of credit may be repaid and re-borrowed until September 17, 2011, at which time all amounts borrowed must be repaid. Interest under the revolving line of credit accrues at a floating per annum rate equal to the greater of 0.50% above the prime rate, or 5.5%, with interest payable on a monthly basis.

The term loan bears interest at the prime rate plus 2% subject to a floor of 7.0% per annum with interest-only payments through December 31, 2008. Beginning January 1, 2009, the term loan is payable in 60 consecutive equal monthly installments of principal plus monthly payments of accrued interest. The term loan may be prepaid, except that prepayment of the entire amount of the outstanding term loan will be subject to, among other things, a make-whole premium. The Loan Agreement also provides for the payment of an annual amount equal to 25% of the Borrower’s excess cash flow for the immediately preceding fiscal year until the earlier of December 1, 2013 or all amounts owed under the Term Loan have been paid in full; provided, that for the first excess cash flow payment only, such amount was based on excess cash flow for the semi-annual period beginning on July 1, 2008 through December 31, 2008. No additional payment for excess cash flow was due for the period ended December 31, 2008.

Borrowings under the Loan Agreement are secured by a first priority security interest in certain assets of the Company, including certain intellectual property. The Loan Agreement contains affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, dispose of certain assets, undergo a change of control, incur certain indebtedness, make certain investments or acquisitions, pay cash dividends and enter into certain transactions with affiliates.

On July 18, 2008, the Company entered into a Loan and Security Agreement (the “PFG Loan Agreement”) with Partners for Growth II, L.P. (“PFG”) in connection with the acquisition of eDonor. The Second Loan Agreement provides for a subordinated term loan of $1.5 million. It is subordinate to the Silicon Valley Bank term loan and it is secured by certain assets of the Company, including all of the Company’s intellectual property, all of Company’s equity interests in its domestic subsidiaries and up to 65% of Company’s equity interests in any foreign subsidiary. The subordinated term loan bears interest at the prime rate plus 3% per annum. So long as the Company maintains a minimum monthly liquidity ratio, the Company is only required to pay interest on the outstanding principal amount of the loan until July 18, 2011, on which date any unpaid principal plus any accrued and unpaid interest is due and payable. In the event that the Company does not maintain the monthly liquidity ratio, PFG may require the Company to amortize the loan over 36 months. The subordinated term loan may be prepaid without penalty or fees.

The PFG Loan Agreement contains affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, acquire or dispose of certain assets, undergo a change of control, incur certain indebtedness, make certain investments or loans, pay cash dividends, acquire certain shares of its own stock and enter into transactions outside the ordinary course of business.

The Company granted PFG a warrant to purchase 105 thousand shares of Global Med’s common stock at a price of $1.25 per share. The warrant expires on July 17, 2013. The estimated fair value of the warrant on the date of grant was $81 thousand, which is being amortized over the term of the subordinated loan.

Effective March 19, 2009, the Company amended its Loan Agreement and PFG Loan Agreement to waive the Company’s failure to comply with specified loan covenants for the quarter ended December 31, 2008 and to amend the Company’s liquidity ratio and free cash flow covenants for the remaining term of the agreements. The amendment of the Loan Agreement raises the interest rate on the Company’s revolving line of credit from the greater of the prime rate plus 0.5% or 5.5% to the greater of the prime rate plus 1.0%, or 6.0% and increases the annual interest rate on the Company’s term loan from the greater of the prime rate plus 2.0% or 7.0%, to a fixed rate of 7.5% . In connection with the amendment of the PFG Loan Agreement, the Company agreed to amend the exercise price of PFG’s warrant to $0.72 and to pay a one-time cash payment of $30,450 and a waiver fee of $2,500.

The Company’s Inlog subsidiary had secured and unsecured notes payable and capital leases with various banks aggregating to $639 thousand. The debt instruments bear interest at rates ranging from approximately 3% to 7.5% .

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Obligations to Inlog Sellers is comprised of the following (in thousands):

	December 31,
	2008	2007
Cash payments due Inlog sellers	$1,040	$-
Stock issuable to Inlog sellers	1,217	-
	2,257	-
Less -- current portion	(1,167)	-
	$1,090	$-

In connection with its acquisition of Inlog, the Company is required to make two additional cash payments to the Inlog sellers in the amount of €400 thousand by June 26, 2009 and June 26, 2010, respectively. The euro-denominated payments convert to $556 thousand each based on the exchange rate as of December 31, 2008 and have been discounted at an inherent imputed interest of 7%, because the payments are non-interest bearing. The discount is being amortized as interest expense over the term of obligations. These payments are secured by Inlog’s accounts receivable.

As part of the consideration to be paid to Inlog’s sellers, the Company is also required to issue Global Med common stock with a market value of $651 thousand on June 26, 2009 and June 26, 2010, respectively. The stock will be issued at the greater of $1.26 per share or the average closing price for the 10-day period preceding the issuance date. The Company, at its option, can elect to pay cash instead of issuing the common shares. The value of this consideration has been discounted at a rate of 7% with the discount amortized as interest expense over the term of the obligations.

As of December 31, 2008, the aggregate contractual future principal payments relating to long-term debt, notes payable, capital lease obligations and obligations to Inlog’s sellers are as follows (in thousands):

	Long-term Debt, Notes Payable and Capital Leases		Less: Amounts Representing Interest

		Obligations to Inlog Sellers (1)		Present Value of Payments

2009	$ 1,204	$ 1,207	$ (76)	$ 2,335
2010	1,151	1,207	(145)	2,213
2011	3,635	-	(138)	3,497
2012	1,091	-	(12)	1,079
2013	1,057	-	(4)	1,053
thereafter	11	-	-	11
	$ 8,149	$ 2,414	$ (375)	$ 10,188

(1)	Includes obligations payable in the Company’s common stock with a market value of $651 thousand in each of 2009 and 2010.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. STOCKHOLDERS’ EQUITY Options and Warrants Exercised

During the years ended December 31, 2008 and 2007, 1.216 million and 351 thousand options, respectively, were exercised. Of the options exercised during 2008, 651 thousand were exercised using cash and the Company received $490 thousand. The remaining 565 thousand options were exercised using the embedded cashless exercise feature. All of the options exercised during 2007 were exercised for cash and the Company received $233 thousand.

During the year ended December 31, 2008, 2.003 million warrants were exercised and the Company received $961 thousand in cash proceeds. Of the warrants exercised during 2008, 1.308 million were exercised using cash and the remainder was exercised using the embedded cashless exercise feature. No warrants were exercised during 2007.

Conversion of Preferred Stock to Common Stock

As of December 31, 2008, the Company had 5,948 shares of its Series A Convertible Preferred Stock (“Series A”) outstanding with a stated value of $5.948 million. The Series A is convertible at the holders’ option into the number of shares of common stock determined by dividing the stated value of the number of shares of Series A to be converted by $0.72 (which amount is subject to adjustment). Notwithstanding the foregoing, no holder of Series A may convert such holder’s Series A into common stock to the extent that after giving effect to such conversion such holder would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such conversion. At December 31, 2008, the outstanding shares of Series A were convertible into 8,261,111 common shares (without giving effect to the aforementioned limitation on conversion). During the year ended December 31, 2008, 1,787 shares of Series A were converted into approximately 2.482 million common shares. During the year ended December 31, 2007, 2,240 shares of Series A were converted into approximately 3.111 million common shares.

The Company cannot issue dividends on its common stock while the Series A is outstanding unless an equal dividend is declared on the Series A on an as-converted basis. In addition, the Company is required to maintain continuous registration on all outstanding securities associated with the Series A including the common shares underlying the Series A and detachable warrants issued in connection with the Series A (the “Registrable Securities”) until all Registrable Securities have been sold or may be sold without volume restrictions pursuant to Rule 144(k). In the event the continuous registration lapses or the holders are not permitted to use the prospectus contained in the applicable registration statement to resell their Registrable Securities for ten consecutive days or more than 15 days during any twelve month period (an “Event Date”), each holder is entitled to receive 1% of the aggregate purchase price paid by such holder for any Registrable Securities then held by such holder on the Event Date and on each monthly anniversary of the Event Date up a maximum of 24% of the aggregate purchase price paid by the holder for the Registrable Securities. .

NOTE 7.   INCOME TAXES

The provision for income taxes is comprised of the following for the years ended December 31, (in thousands):

	2008	2007
Current
Federal	$ 236	$ 660
State	165	187

Deferred
Federal	(54)	48
State	(108)	72
Foreign	(182)	-

Change in valuation allowance	242	(860)
Total income tax expense	$ 299	$ 107

The differences between the income tax provision computed using the Company’s statutory federal income tax rate of 34% and the provision for income taxes reported in the Consolidated Statements of Operations for the years ended December 31 are as follows (in thousands):

	2008	2007

Expected federal tax provision	$ (41)	$ 709
Effect of permanent differences	59	89
Change in valuation allowance for deferred tax assets	242	(860)
State tax benefit, net of federal provision	38	142
Foreign taxes at other rates	1
Other	-	27
Income tax expense	$ 299	$ 107

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The significant components of the deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$ 8,027	$ 7,805
Allowance for uncollectible accounts and notes	323	306
Receivable
Non qualified stock option exercises	22	38
Unearned revenue and accrued expenses	2,511	2,363
Accrued expenses and other	677	--

Total deferred tax assets	11,560	10,512
Valuation allowance	(9,746)	(9,686)
Deferred tax assets	$ 1,814	$ 826

Deferred tax liability:
Depreciation and other	$ 45	$ 17
State taxes	750	-
Capitalized software development	177	69
Foreign deferred tax liability, net	1,211	-
Deferred tax liability	$ 2,183	$ 86

As of December 31, 2008, the Company has net operating loss carry forwards (“NOLs”) of approximately $18.660 million available to reduce future federal income taxes, all of which is subject to limitation under Section 382 of the Internal Revenue Code, as amended. These NOLs may be subject to further limitations should ownership changes occur in the future. The NOLs expire in the years 2009 to 2025. The Company also has available alternative minim tax credit carryovers of approximately $25 thousand to reduce future federal income tax expense.

The Company has provided a valuation allowance at December 31, 2008 for all of its U.S., state and foreign deferred tax assets in excess of what it believes can be realized in 2009. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these temporary differences become deductible. The valuation allowance is reviewed on a regular basis and adjustments may be made in the future.

The Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48"), which requires reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. FIN 48 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties would be recorded as a component of tax expense. The provisions of FIN 48 were adopted by the Company on January 1, 2007 and had no effect on the Company's financial position, cash flows or results of operations upon adoption, as the Company did not have any unrecognized tax benefits. The Company records interest and penalties related to tax positions in income tax expense. The Company had no such interest or penalties for the year ended December 31, 2008.

The Company files tax returns in the United States and various states. The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company will also begin filing tax returns in 2008 in France and Germany as a result of its Inlog acquisition.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. STOCK OPTION PLANS, WARRANTS, AND STOCK COMPENSATION PLAN

Stock Options

Global Med’s Second Amended and Restated 1997 Stock Option Plan (“Plan”) provides for the issuance of options to purchase up to 2.2 million registered shares of common stock to employees, officers, directors and consultants of the Company. Options may no longer be granted under this plan. As of December 31, 2008, options to purchase 170 thousand shares of the Company’s common stock at a weighted average exercise price of $0.68 per share were outstanding under the Plan, all of which were exercisable at December 31, 2008. During 2008, 415 thousand options were exercised and 53 thousand were cancelled or expired.

The Company’s 2001 Stock Option Plan (“2001 Plan”) provides for the issuance of options to purchase up to 10 million registered shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock options or as nonqualified stock options. Only employees of the Company are eligible to receive incentive options. The 2001 Plan expires on December 28, 2010. As of December 31, 2008, options to purchase 6.217 million shares of the Company’s common stock at a weighted average exercise price of $0.89 per share were outstanding under the 2001 Plan, of which 5.301 million options were exercisable at December 31, 2008. Options granted under the Plan vest on a straight-line basis, based on schedules determined by the Board of Directors and generally expire 10 years after grant. During 2008, the Company issued 200 thousand stock options, 34 thousand were exercised, and 67 thousand options were cancelled or expired under the 2001 Plan.

The Company’s 2003 Stock Option Plan (“2003 Plan”) provides for the issuance of stock options exercisable to purchase up to 5 million registered shares of the Company’s common stock to employees, officers, directors and consultants. As of December 31, 2008, there were options to purchase 1.910 million shares under the 2003 Plan that were issued to such persons. The range of the exercise prices for these options is $0.56 to $1.50 per share. The weighted-average exercise price of these options is $0.61 per share. All of these options were exercisable as of December 31, 2008.  During 2008, approximately 743 thousand options were exercised and approximately 1.067 million options under this plan were cancelled or expired. In addition, during 2008, 24 thousand options issued under no plan were exercised and 24 thousand options previously issued under no plan were cancelled or expired.

The Company also periodically grants options to purchase shares of restricted common stock. The shares underlying these options are not registered under the 1933 Act. As of December 31, 2008, there were options to purchase 300 thousand shares of common stock at a weighted average exercise price of $1.16 per share outstanding. Of these options, 295 thousand all were exercisable at December 31, 2008.  Stock-based compensation expense during 2008 associated with the vesting of restricted stock was $86 thousand. As of December 31, 2008, the unrecognized stock-based compensation expense associated with unvested restricted stock was $82 thousand, which will be recognized over 2009 and 2010.

The weighted average fair value of all options granted during 2008 and 2007 was approximately $142 thousand and $119 thousand, respectively. For the years ended December 31, 2008 and 2007, the Company recognized $327 thousand and $266 thousand, respectively, in compensation expense associated with the vesting of stock options which was allocated to the same expense categories as the base compensation for key employees who participate in our stock option plans.

As of December 31, 2008, the unrecognized compensation expense related to unvested options as of that date was approximately $836 thousand.  The weighted-average period over which the remaining compensation expense will be recognized is 2.6 years.

For the years ended December 31, 2008 and 2007, the intrinsic value of options exercised was $912 thousand and $232 thousand, respectively.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes stock options outstanding as of December 31, 2008:

			Options Outstanding				Exercisable Options

Range of exercise prices			Amount	Aggregate	Price*	Life*	Amount	Aggregate	Price*	Life*
				Intrinsic				Intrinsic
				Value				Value
$ 0.45	-	0.55	70,000		$0.48	3.75	70,000		$0.48	3.75
0.56	-	1.00	5,257,036		$0.62	3.01	4,959,776		$0.61	2.86
1.01	-	1.50	3,270,100		$1.19	5.99	2,646,660		$1.19	5.90

Total December 31, 2008			8,597,136	$7,177,369	$0.83	4.14	7,676,436	$6,217,913	$0.81	3.91

The following table presents the activity for options for the years ended as of December 31:

	2008		2007
	Options	Price*	Options	Price*
Outstanding, beginning of year	10,823,602	$0.82	11,585,108	$0.87
Granted	200,000	0.89	216,436	0.73
Forfeited/cancelled	(1,210,843)	0.79	(626,942)	1.78
Exercised	(1,215,623)	0.75	(351,000)	0.66

Outstanding, end of year	8,597,136	$0.83	10,823,602	0.82

*	Price reflects the weighted-average exercise price and life represents the weighted-average remaining contractual term.

Restricted Stock

The following summarizes the Company’s restricted stock activity for the year ended December 31, 2008:

		Weighted
		Average Grant
	Shares	Date Fair Value

Nonvested at January 1, 2008	---	$ ---
Granted	132,677	1.27
Vested	(60,674)	1.27
Nonvested at December 31, 2008	72,003	$ 1.27

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warrants

The following summarizes the outstanding warrants to purchase shares of common stock of Global Med for the years ended December 31, 2008 and 2007:

Balance at December 31, 2007	12,393,926	$0.69
Expired	(53,300)	1.25
Balance at December 31, 2007	12,340,626	$0.69
Canceled	(304,878)	0.25
Exercised	(2,003,456)	0.57
Issuances	105,000	1.25
Balance at December 31, 2008	10,137,292	$0.73

All of the outstanding warrants are exercisable with exercise prices that range from $0.72 to $1.25 per share and expire in the years 2009 to 2013.

NOTE 9.  RELATED PARTY TRANSACTIONS

The Company’s Inlog subsidiary leases an office building from an entity owned by the former Inlog owners who are now consultants to Inlog. The Company made lease payments to the former Inlog owners totaling $97 thousand during the period from June 26, 2008 to December 31, 2008. The annual lease payments total $163 thousand based on the December 31, 2008 exchange rate. The lease term is through October 2014 but can be canceled by the Company in October 2011 with three months notice.

As of December 31, 2008, the Company had certain obligations to the former Inlog owners, most of whom are employees or consultants to the Company. As of December 31, 2008, the Company had $2.257 million in obligations to the former Inlog owners at the exchange rate in effect on that date. In addition, the Company is contingently obligated to pay earn out consideration to the former Inlog owners based on 20% of operating income over five years as discussed in Note 2 above.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases. Rental expense under operating leases was approximately $522 thousand and $297 thousand for the years ended December 31, 2008 and 2007, respectively. Rental commitments for the remaining terms of non-cancelable leases relating to office space which expire at various dates through 2013 are as follows (in thousands):

For the year ending December 31,
2009	$627
2010	473
2011	475
2012	492
2013	391
Thereafter	106
$2,564

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment under capital lease as of December 31, 2008 totaled $215 thousand and accumulated depreciation was $172 thousand. The Company recognized approximately $49 thousand in depreciation expense related to capital leases during the year ended December 31, 2008. The interest rate on the capital lease is approximately 10.4% per year. This obligation is secured by the underlying capital assets.

Litigation

In September 2002, the Company filed a lawsuit against Donnie L. Jackson, Jr., its former Vice President of Sales and Marketing. The Company alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving the Company, Mr. Jackson became a management employee of one of the Company’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company was required to deposit $1.004 million with the Superior Court in the State of California in the County of El Dorado, which represented potential fees and attorneys’ costs the Company could be required to pay in the event it did not prevail on appeal. Based on information available at the time and upon the advice of counsel, the Company recorded a litigation accrual in 2005 equal to the amount of the escrow deposit. In December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. In May 2007, the $1.004 million escrow deposit was returned to the Company along with $80 thousand in accrued interest. While the Company is vigorously pursuing the lawsuit, the Company continues to maintain its $1.004 million legal accrual as of December 31, 2008 and 2007 under SFAS 5, “Accounting for Contingencies”.

The Company’s Inlog subsidiary is a party to a dispute with a former client, for which it established a legal accrual prior to Global Med’s acquisition. Based on information currently available, Global Med believes the legal accrual in the amount of $347 thousand at December 31, 2008 is adequate to cover the Company’s liability should there be an adverse outcome in the Inlog matter.

Employment Agreements

The Company maintains employment agreements with its executive officers and key employees where in duties and responsibilities and specific compensation arrangements are established for each. These agreements also include standard non-competition and confidentiality covenants, require that the employee devote full-time to furthering the business of the Company, provide that technology and inventions created ruing the course of employment belong to the Company, and contain other customer provisions. Under the agreements, the employees are entitled to certain severance compensation if terminated by the Company without cause, as defined in the agreements or under other circumstances, as defined the agreements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management.

Changes in Internal Controls over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management’s assessment did not include an evaluation of the internal controls over financial reporting of the Company’s Inlog subsidiary, which was acquired on June 26, 2008. Inlog’s revenues comprised 22% of the Company’s consolidated revenue for the year ended December 31, 2008. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting, excluding Inlog, was effective as of December 31, 2008. The Company’s management intends to perform the systems and process documentation, evaluation and testing required by Section 404 of the Sarbanes-Oxley Act of 2002 for its Inlog subsidiary in 2009.

All internal control systems, no matter how well designed, have inherent limitations. Even those deemed to be effective may not prevent or detect misstatements. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions or that the degree of compliance may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

Earnings Release

On March 25, 2009, the Company issued a press release relating to its results for the fourth quarter and fiscal year ended December 31, 2008. A copy of the press release is attached to this Annual Report on Form 10-K as Exhibit 99.1.

Such press release shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and it shall not be deemed incorporated by reference in any filing under the 1933 Act or under the Exchange Act, whether made before or after the date hereof, except as expressly set forth by specific reference in such filing.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Identification of Directors and Executive Officers

Our directors and executive officers and their ages as of the date of this filing are as follows:

			Officer or
Name	Age	Position	Director Since

Michael I. Ruxin, M.D.	63	Chairman of the Board and	1989
		Chief Executive Officer
Robert R. Gilmore	57	Director	2006
Sarah L. Eames	50	Director	2006
T. Kendall “Ken” Hunt	65	Director	2006
Thomas F. Marcinek	55	President and Chief Operating	1998
		Officer and Director
Karen B. Davis	52	Chief Financial Officer	2008
Timothy J. Pellegrini	46	Sr. Vice President, General Manager	2004
Gerald F. Willman, Jr.	51	Sr. Vice President of Sales and Marketing,	1995
		Europe, ME, Asia
William Scott Dustin	60	Sr. Vice President of Sales and Marketing,	2004
		Americas
Miklos Csore	44	Sr. Vice President, Research and	2003
		Development

Global Med’s Amended and Restated Articles of Incorporation, as amended, provide that its Board of Directors shall be divided into three classes of directors and that the members of each class of directors will be elected to serve staggered three-year terms. Michael I. Ruxin, M.D. and Thomas F. Marcinek are Class I Directors whose terms expire in 2011. Robert R. Gilmore and Sarah L. Eames are Class II Directors whose terms expire in 2010. T. Kendall Hung is a Class III Director whose term expires in 2009. The directors of Global Med serve in office until their respective successors are duly elected and qualified or until their earlier death or resignation. Officers of Global Med are appointed by the Board of Directors and serve at the pleasure of the Board of Directors.

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

Robert R. Gilmore became a Director and Audit Committee Chairman of Global Med Technologies, Inc. on March 31, 2006. Mr. Gilmore became a member of the Compensation Committee on October 26, 2007. Mr. Gilmore is a CPA. From 1997 to May 2006 and from March 2008 to present, Mr. Gilmore has served as an independent financial consultant to a number of companies. From May 2006, to February 2008, Mr. Gilmore was CFO of NextAction Corporation; a private company engaged in multi-channel direct marketing using technology based proprietary lead generation methods for the retail industry. As of January 2009, Mr. Gilmore became a Director of Layne Christensen Corporation and is a member of its Audit Committee. Since April 2003, Mr. Gilmore has been a Director of Eldorado Gold Corporation, serving as Chairman of its Audit Committee and is a member of its Compensation Committee. From July 2007 to March 2009, Mr. Gilmore was also a Director of Frontera Copper Corporation and served as the Chairman of its Audit Committee.

Sarah L. Eames became a Director, Audit Committee member, and Chairman of the Compensation Committee of Global Med Technologies, Inc. on March 31, 2006. Since October 2008, Ms. Eames has served as an Executive Director of Russell Reynolds Associates, an international executive search firm, in its Health Services Practice.

From 1997 through April 2008, Ms. Eames was employed with Allied Healthcare International, Inc., serving as President, Chief Operating Officer, Chief Executive Officer, Executive Vice President, and Deputy Chairman and Interim Chief Executive Officer. In addition, she served on its Board of Directors from June 2002 to April 2008. Ms. Eames currently serves on the Board of Directors of Trinity Health, Bostwick Laboratories, Inc. and the Partner-in-Care Board of the Visiting Nursing Services of New York. She received her B.A. in Economics from Northwestern University and her Masters in Business Administration from the University of California, Irvine.

T. Kendall “Ken” Hunt became a Director and member of the Audit Committee of Global Med Technologies, Inc. on March 31, 2006 and a member of the Compensation Committee on October 26, 2007. Mr. Hunt is Founder, Chairman of the Board and Chief Executive Officer of VASCO Data Security International, Inc. (NASDAQ: VDSI) VASCO is an international organization, doing business in over 110 countries that develops and sells strong authentication products used to protect users doing on-line transactions over the Internet. VASCO’s most significant market is banking and finance with over 1,200 of the world’s leading financial institutions as customers. Total customer count, including healthcare, businesses of all types, government, Internet commerce and others, exceeds 8,000. He is also affiliated with several high-tech early-stage companies, serving as a member of their Board of Directors. .Mr. Hunt is the former President of the Belgian Business Club of Chicago, Chairman of the AeA Midwest Council and a member of The Economic Club of Chicago. Additionally, he is on the Advisory Board for the Posse Foundation, an organization dedicated to providing full college scholarships to urban minority youth leaders through its partnerships with elite universities across the U.S. He holds an MBA from Pepperdine University, Malibu, California, and a BBA from the University of Miami, Florida.

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

Karen B. Davis is the Company’s Chief Financial Officer. Ms. Davis joined the Company in 2008. Prior to joining the Company, from October 2007 to May 2008 Ms. Davis was the Chief Financial Officer of Visionary Integration Professionals LLC (“VIP”), a privately-held global management consulting, technology services and outsourcing company. Prior to VIP, Ms. Davis served as the Chief Financial Officer and Corporate Secretary of Digital Music Group, Inc. (NASDAQ:DMGI), a digital media company, from March 2006 until July 2007 and Interim Chief Executive Officer, Chief Financial Officer and Corporate Secretary from July 2007 to October 2007. She served as Chief Financial Officer of TASQ Technology, Inc., an outsource provider of point of sale equipment and services, and a wholly-owned subsidiary of First Data Corporation (NYSE: FDC) from September 2004 to March 2006. From April 2001 to June 2004, Ms. Davis was the Director of Financial Reporting and Investor Relations of Premcor Inc. (NYSE: PCO), an independent oil refiner acquired by Valero Energy Corporation (NYSE: VLO) in September 2005. Prior to Premcor, Ms. Davis was a self-employed management consultant and served in Chief Financial Officer capacities at two public companies, following ten years in accounting and auditing at Price Waterhouse LLP (now PricewaterhouseCoopers LLP). Ms. Davis has a BS degree in Business Administration from California State University at Chico and became a licensed CPA in California in 1983.

Timothy J. Pellegrini is the Company’s Senior Vice President and General Manager of its Wyndgate Division. He is one of the founders of Wyndgate Technologies, Global Med's predecessor company, joining the Company in 1985. Mr. Pellegrini has a B.S. degree in business administration with a concentration in management information science and computer science from California State University, Sacramento.

Gerald F. Willman, Jr. is the Company’s Senior Vice President of Sales and Marketing, Europe, ME and Asia. Mr. Willman has been with the Company since 1995 and has served in various capacities ranging from product design and development to management and sales. He has a B.S. degree from Hampden Sydney College and an MBA from National University.

William Scott Dustin has served as the Company’s Senior Vice President of Sales and Marketing, Americas since September 2004. From 2001 to September 2004, Mr. Dustin was Vice President of Sales for McKesson Health Solutions. He has a B.S. degree in Biology from the University of California and became a Registered Nurse in 1970.

Miklos Csore joined the Company in 1995 and has served as its Senior Vice President of Research and Development since 2004. He holds a B.S. degree in mathematics from the University of Budapest.

Audit Committee

Our Audit Committee is comprised of Robert Gilmore (Chairman), Sarah Eames and Ken Hunt. The primary function of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing the financial information which is provided to the Company’s stockholders and others, the systems of internal controls which management and the Board have established, and the audit process. Our Board has determined that each member is independent and that Mr. Gilmore is an “audit committee financial expert” as defined by Item 407 of Regulation S-K of the Securities Act of 1933, as amended. A current copy of the Audit Committee charter, which our Board has adopted, is available on our website at www.globalmedtech.com. A copy of the Audit Committee Charter may also be obtained, free of charge, by writing to the Secretary of Global Med Technologies, Inc., 2600 West Colfax, Suite C-420, Lakewood, Colorado 80215.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on information provided to us, we believe that all our directors, executive officers and persons who own more than 10% of the Company’s common stock were in compliance with Section 16(a) of the Exchange Act of 1934 during the year ended December 31, 2008, except as follows: during 2008, (i) Sarah Eames filed a Form 3 with respect to her appointment as a director of the Company in March 2006 and a Form 4 related the granting of restricted shares four days after the filing deadline, (ii) Robert Gilmore filed a Form 3 with respect to his appointment as a director of the Company in March 2006 and a Form 4 related the granting of restricted shares one day after the filing deadline, (iii) T. Kendall Hunt filed a Form 3 with respect to his appointment as a director of the Company in March 2006 one day after the filing deadline, and (iv) Futuristic Image Builder, Ltd., filed five late Form 4s with respect to its sale of shares of the Company’s common stock.

Code of Ethics

Our Company is committed to maintaining the highest standard of business conduct and ethics. We have adopted a Code of Ethics that has been approved by our Board of Directors. Our Code of Ethics was filed as an Exhibit to our Registration Statement on Form S-1 (No. 333-121030). It is available on our website at www.globalmedtech.com or a copy of the Code of Ethics may also be obtained, free of charge, by writing to the Secretary of Global Med Technologies, Inc., 2600 West Colfax, Suite C-420, Lakewood, Colorado 80215.

ITEM 11. EXECUTIVE COMPENSATION Summary Compensation Table

The following table summarizes the compensation of our named executive offices for the two years ended December 31, 2008. Our named executive offices include our Chief Executive Officer and the two most highly compensated executive officers for the year ended December 31, 2008

SUMMARY COMPENSATION TABLE

						Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)

				Stock awards ($)	Option awards ($)			All other ($)
		Salary ($)	Bonus ($)							Total ($)
Name and principal position	Year

Michael I. Ruxin, M.D.	2008	$419,109	$ -	$ -	$ -	$ 43,456	$ -	$12,846	(1)	$475,411
Chairman and CEO	2007	$367,500	$ -	$ -	$ -	$ 101,875	$ -	$14,819	(2)	$484,194

Thomas F. Marcinek	2008	$278,951	$ -	$ -	$ -	$ 17,451	$ -	$ 5,192	(3)	$301,594
President and COO	2007	$260,000	$ -	$ -	$ -	$ 72,500	$ -	$ 6,558	(4)	$339,058

William Scott Dustin
Senior Vice President of	2008	$126,585	$ -	$ -	$ -	$ 130,579	$ -	$ -		$257,164
Sales and Marketing, Americas	2007	$120,577	$ -	$ -	$ -	$ 98,671	$ -	$ -		$219,248

(1)       Dr. Ruxin received $5,912 in life insurance premiums, an annual car allowance of $2,956, and $3,978 in medical reimbursements.

(2)       Dr. Ruxin received $5,912 in life insurance premiums, an annual car allowance of $6,233, and $2,674 in medical reimbursements.

(3)	Mr. Marcinek received a $5,192 car allowance.

(4)	Mr. Marcinek received a $5,400 per year car allowance and $1,158 in medical reimbursement.

Outstanding Equity Awards at Fiscal Year-end Table

The following table provides information on all outstanding equity awards held by our named executive officers at December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying	Option Exercise Price ($)	Option Expiration Date

Michael I.
Ruxin, M.D.
Chairman
and CEO	1,000,000	-	-	$0.56	10/12/2009
	500,000	-	-	$0.58	10/25/2012
	250,000	-	-	$1.15	12/16/2015

Thomas F.
Marcinek,
President
and COO	500,000	-	-	$0.56	10/12/2009
	500,000	-	-	$0.58	10/12/2012
	250,000	-	-	$1.15	12/16/2015

William S.
Dustin,
Vice
President of
Domestic
Sales and
Marketing	160,000	40,000	-	$0.60	9/27/2004
	200,000	30,000	-	$1.15	12/16/2015

Employment Agreements and Post-termination Payments

Michael I. Ruxin, M.D.

On November 1, 2002, the Company entered into an Employment Agreement with Dr. Ruxin that expired on August 1, 2008. The employment agreement provided for an initial annual base salary of $275,000. The employment agreement also provided that Dr. Ruxin’s salary would be reviewed on an annual basis and if his performance was deemed satisfactory, he would receive a minimum 7.5% cost of living increase. The employment agreement further provided that Dr. Ruxin could also be entitled to receive incentive compensation of up to 200% of his base salary. The employment agreement also provided for the grant to Dr. Ruxin of an option to purchase 500,000 shares of the Company’s Common Stock. This option has an exercise price of $0.58 per share. The option is fully vested. Dr. Ruxin was also entitled to participate in all of the Company’s employee benefit plans and employee benefits and the Company was to pay the premiums for health and dental insurance for Dr. Ruxin and his family. The Company was also to pay the premium on two life insurance policies for Dr. Ruxin, one with a death benefit of $1,000,000 and the other with a death benefit of $3,000,000. The Company was the owner and beneficiary of the first policy and Dr. Ruxin was to designate the owner and beneficiary of the second policy. Dr. Ruxin was also entitled to receive a disability policy equal to his base salary. Total insurance premiums paid by the Company were not to exceed $10,740 per year. Dr. Ruxin was also to be provided with a car provided that monthly operating costs were not to exceed $1,200 with total operating costs of the car to be paid 80% by the Company and 20% by Dr. Ruxin. On December 16, 2005, the Company issued Dr. Ruxin an option to purchase 250,000 shares of Common Stock at an exercise price of $1.15 per share, the fair market value on the date of grant, all of which vested immediately.

On July 30, 2008, the Company entered into a new employment agreement with Dr. Ruxin. The employment agreement has an initial term from August 1, 2008 through August 1, 2009, which initial term automatically renews for additional one year periods. The employment agreement provides for an annual base salary of $432,062, which salary is to be reviewed on an annual basis. The employment agreement further provides that Dr. Ruxin may also be entitled to incentive compensation based on objectives established by the Board. Dr. Ruxin is also entitled to participate in all of the Company’s employee benefit plans and employee benefits and the Company is to pay the premiums for health and dental insurance for Dr. Ruxin and his family. The Company also pays the premium on a life insurance policy for Dr. Ruxin with a death benefit of $1,000,000 of which the Company is the owner and beneficiary. Dr. Ruxin is also entitled to receive a disability policy equal to his base salary.

In the event of Dr. Ruxin’s death, temporary or permanent disability or resignation, Dr. Ruxin would be entitled to receive all compensation and benefits through the date of termination.

In the event that the employment agreement is terminated by the Company for cause, Dr. Ruxin would be entitled to receive his base salary through the date of termination. In addition, provided that Dr. Ruxin was employed by the Company on the last day of each applicable fiscal year, Dr. Ruxin would be entitled to receive a lump sum cash amount equal to any accrued but unpaid incentive compensation for the previous fiscal year.

In the event that the employment agreement is terminated by Dr. Ruxin for good reason, or by the Company for any reason other than cause or the temporary or permanent disability of Dr. Ruxin, then Dr. Ruxin would be entitled to the continuation of his base salary and benefits for 24 months following the date of termination. In addition, Dr. Ruxin would be entitled to receive a single lump-sum cash amount equal to any accrued but unpaid incentive compensation pro-rated through the date of termination for the previous fiscal year. In addition, all unvested options would immediately become vested as of the date of termination.

In the event that Dr. Ruxin or the Company terminates the employment agreement without cause, the employment agreement is not renewed for an additional term, Dr. Ruxin terminates the employment agreement for good reason or upon Dr. Ruxin’s death or disability then all fully vested stock options would be exercisable by Dr. Ruxin (or his estate or guardian) within the six month period following such termination. In the event that the employment agreement is terminated by the Company for cause or by Dr. Ruxin without good reason then all unvested options would be forfeited and all vested options would remain exercisable for the 90 day period following such termination

Thomas F. Marcinek

On November 4, 2002, the Company entered into an employment agreement with Thomas F. Marcinek that provided for a five year employment term commencing on November 2, 2003 and ending on November 2, 2008. The employment agreement provided for an initial annual base salary of $175,000. The employment agreement also provided that Mr. Marcinek’s salary was to be reviewed on an annual basis and if his performance was deemed satisfactory, he might receive a minimum 7.5% cost of living increase. In addition, Mr. Marcinek was also eligible for a performance increase. The employment agreement further provided that Mr. Marcinek might also be entitled to receive incentive compensation of up to 50% of his base salary. Mr. Marcinek was also entitled to participate in all of the Company’s employee benefit plans and employee benefits and the Company was to pay the premiums for health and dental insurance for Mr. Marcinek and his family. Mr. Marcinek was also to be provided with a car allowance of $450 per month. Following the termination of the employment agreement by the Company for any reason other than cause, death, or the temporary or permanent disability of Mr. Marcinek, Mr. Marcinek was to be entitled to compensation and benefits for 24 months following the date of termination or the remainder of the contract, whichever was less. The employment agreement also provided for the grant to Mr. Marcinek of an option to purchase 500,000 shares of the Company’s Common Stock. This option has an exercise price of $0.58 per share. The option is fully vested. On December 16, 2005, the Company issued Mr. Marcinek 250 thousand options at an exercise price of $1.15 per share, the fair market value on the date of grant, all of which vested immediately.

On December 15, 2008, Global Med entered into a new employment agreement with Thomas F. Marcinek. The new employment agreement has an initial term from November 1, 2008 through November 1, 2009, which initial term automatically renews for additional one year periods. Mr. Marcinek will receive an annual base salary of $285,500 and Mr. Marcinek may also be entitled to incentive compensation based on objectives established by Global Med's Board of Directors. Mr. Marcinek is also entitled to participate in all of the Company's employee benefit plans, subject to restrictions.

In the event that Mr. Marcinek’s employment is terminated by the Company for “cause” or if Mr. Marcinek resigns without “good reason” then Mr. Marcinek would be entitled to his base salary through the date of termination or resignation, including any accrued but unused vacation time.

In the event that Mr. Marcinek terminates his employment for good reason, or if the Company terminates Mr. Marcinek's employment for any reason other than cause, death or disability or the Company fails to renew the new employment agreement after the expiration of the initial term or any renewal term, then Mr. Marcinek would be entitled to (i) the continuation of his benefits for the remainder of the initial term or the then current renewal term and (ii) subject to the execution of a release by Mr. Marcinek, severance consisting of continuation of his base salary and a pro rata share of his cash bonus for 24 months following the date of termination or non-renewal.

The new employment agreement also includes provisions with respect to the protection of the Company's confidential and proprietary information and the assignment of intellectual property by Mr. Marcinek to the Company. In addition, the new employment agreement prohibits certain solicitations by Mr. Marcinek during the term of the employment agreement and for one year following termination of the employment agreement and provides for the indemnification of Mr. Marcinek by the Company.

Non-equity Incentive Compensation

The Compensation Committee is responsible for recommending the salary and other incentive compensation for executive officers. For the year ended December 31, 2008, the Compensation Committee recommended cash bonus awards to our named executive officers that were based on achieving certain financial and non-financial targets. Based on the recommendations of the Compensation Committee and the approval of the Company’s Board of Directors, the cash bonus award to Dr. Ruxin was $43,456 and to Mr. Marcinek was $13,451. These bonuses have been accrued in the financial statements for the year ended December 31, 2008 for payment in 2009. However, Dr. Ruxin and Mr. Marcinek have agreed to defer payment of the 2008 bonus awards at the present time.

The Compensation Committee has not yet approved the 2009 executive incentive compensation plan.

In addition to his base salary, Mr. Dustin participates in a sales commission plan under which he earned $130,579 for the year ended December 31, 2008.

Director Compensation

We pay our directors, who are not also employees of the Company, a fee of $35 thousand per year. These directors also receive annual restricted stock grants valued at $35 thousand based on the underlying value of the common shares. The common shares granted in August of 2008 vest over six months. In addition, the Audit Committee Chairman receives $10 thousand per year and each additional member of the Audit Committee receives $1 thousand per year. The Compensation Committee Chairman receives $5 thousand dollars per year and each additional member receives $1 thousand per year.

The following table summarizes compensation paid to our non-employee directors during the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert R. Gilmore	$ 25,000	$ 35,000	$-	$-	$-	$-	$ 60,000

Sarah L. Eames	$ 23,250	$ 35,000	$-	$-	$-	$-	$ 58,250

T. Kendall Hunt	$ 20,250	$ 35,000	$-	$-	$-	$-	$ 55,250

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of common stock of the Company as of February 27, 2009 by:

•all persons known to the Company to be the beneficial owners of more than 5% of the Company's common stock,
•each of the officers named in the Summary Compensation Table,
•each director, and
•all directors and executive officers as a group.

Name and Address	Shares Beneficially Owned (1)	Approximate Percent Owned (1), (2)

Michael I. Ruxin, M.D.	2,977,656 (3)	8.3%
12600 W. Colfax
Suite C-420
Lakewood, CO 80215

Thomas F. Marcinek	1,676,172 (4)	4.7%
4925 Robert J. Mathews
Parkway, Suite 100
El Dorado Hills, CA 95762

William S. Dustin	230,000 (5)	*
4925 Robert J. Mathews
Parkway, Suite 100
El Dorado Hills, CA 95762

Robert R. Gilmore	98,654 (6)	*
12600 W. Colfax
Suite C-420
Lakewood, CO 80215

Sarah L. Eames	98,654 (7)	*
12600 W. Colfax
Suite C-420
Lakewood, CO 80215

Name and Address	Shares Beneficially Owned (1)	Approximate Percent Owned (1), (2)

T. Kendall Hunt	116,805 (8)	*
12600 W. Colfax
Suite C-420
Lakewood, CO 80215

All Directors and Executive	5,197,941	13.9%
Officers as a group (10
persons)

Victory Park Special	4,876,765 (9)	14.3%
Situations Master Fund, Ltd.
c/o Walkers SPV Limited
Walker House
87 Mary Street, George Town
Grand Cayman, Cayman
Islands KY1 9002

Crestview Capital Master,	3,756,948 (10)	9.99%
LLC
95 Revere Drive, Suite A
Northbrook, IL, 60062

Shepherd Investments	3, 615,410 (11)	9.99%
International, Ltd.
3600 South Lake Drive, St.
Francis, WI 53235

Totals	17,447,064	40.4%

*	Less than one percent of the outstanding common stock.
(1)

The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within 60 days of February 27, 2009, through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person or entity has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

(2)	The total number of shares of common stock outstanding as of February 27, 2009 was 34,067,111.

(3)	Includes 1,750,000 shares underlying derivative securities exercisable within 60 days of February 27, 2009. Dr. Ruxin has pledged 100,000 shares of common stock as security for a loan.

(4)	Includes 1,250,000 shares underlying derivative securities exercisable within 60 days of February 27, 2009.

(5)

Includes 230,000 shares underlying derivative securities exercisable within 60 days of February 27, 2009. Does not include 70,000 shares underlying derivative securities not exercisable within 60 days of February 27, 2009.

(6)	Includes 71,095 shares underlying derivative securities exercisable within 60 days of February 27, 2009.

(7)	Includes 71,095 shares underlying derivative securities exercisable within 60 days of February 27, 2009.

(8)

Includes 59,246 shares underlying derivative securities exercisable within 60 days of February 27, 2009. Mr. Hunt, a member of the Company’s Board of Directors, is affiliated with Victory Park Capital Advisors, LLC (“Victory Park”).

(9)

Based partially on information contained in the Schedule 13D jointly filed by Victory Park, Victory Park Special Situations Master Fund, Ltd. (“Victory Park Special Situations”), Jacob Capital, L.L.C. (“Jacob Capital”) and Richard Levy pursuant to the Exchange Act on December 9, 2008, which may not be current as of the date of this Annual Report on Form 10-K. Victory Park Special Situations holds a warrant that would be convertible into 4,125,000 shares of common stock and Victory Park holds 3,960 shares of Series A Convertible Preferred Stock that would be convertible into 5,500,000 shares of common stock if not for certain restrictions on conversion such that the holder may only exercise the warrants or convert the Series A Convertible Preferred Stock so the beneficial ownership by the holder (together with such holder’s affiliates) is no more than 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. Accordingly, the shares underlying the warrants and the Series A Convertible Preferred Stock have not been included in the number of shares beneficially owned.

(10)

Based partially on information contained in the Schedule 13G/A jointly filed by Crestview Capital Master, LLC (“Crestview”) and Crestview Capital Partners, LLC (“Crestview Partners”) pursuant to the Exchange Act on February 14, 2008, which may not be current as of the date of this Annual Report on Form 10-K. Crestview holds warrants that would be convertible into 2,833,334 shares of common stock and 1,100 shares of Series A Convertible Preferred Stock that would be convertible into 1,527,778 shares of common stock (the Company understands that such shares of Series A Convertible Preferred Stock are presently registered in the name of National Financial Services, LLC) if not for certain restrictions on conversion such that the holder may only exercise the warrants or convert the Series A Convertible Preferred Stock so the beneficial ownership by the holder (together with such holder’s affiliates) is no more than 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. Crestview Partners is the sole manager of Crestview, and as such has the power to direct the vote and to direct the disposition of investments beneficially owned by Crestview, including the common stock, and thus may also be deemed to beneficially own the common stock beneficially owned by Crestview. Stewart Flink, Robert Hoyt and Daniel Warsh, each of whom are United States citizens, are the managers of Crestview Partners, and as such may be deemed to share the power to vote and to dispose of investments beneficially owned by Crestview Partners, including the common stock; however each expressly disclaims beneficial ownership of such shares of common stock.

(11)

Based partially on information contained in the Schedule 13G/A jointly filed by Michael A. Roth and Brian J.  Stark with respect to shares held by Shepherd Investments International, Ltd. (“Shepherd”) and Stark Master Fund Ltd. (“Stark Master”) pursuant to the Exchange Act on February 17, 2009, which may not be current as of the date of this Annual Report Form 10-K. Shepherd holds warrants that would be convertible into 2,125,000 shares of common stock and 1,152 shares of Series A Convertible Preferred Stock that would be convertible into 1,233,333 shares of common stock if not for certain restrictions on conversion such that the holder may only exercise the warrants or convert the Series A Convertible Preferred Stock so the beneficial ownership by the holder (together with such holder’s affiliates) is no more than 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. Michael A. Roth and Brian J. Stark direct the management of Stark Offshore Management, LLC (“Stark Offshore”), which acts as the investment manager and has sole power to direct the management of Shepherd and Stark Master. As the managing members of Stark Offshore, Michael A. Roth and Brian J. Stark possess voting and dispositive power over all of the foregoing shares. Michael A. Roth and Brian J. Stark disclaim beneficial ownership of the shares. These restrictions result in the exclusion of 1,235,158 shares of common stock underlying warrants and Series A Convertible Preferred Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The following Directors: T. Kendall Hunt, Sarah L. Eames, and Robert R. Gilmore, are considered Independent Directors. Michael I. Ruxin and Thomas R. Marcinek, both of which are employees of the Company, are not independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Ehrhardt Keefe Steiner & Hottman P.C. for the audit of our consolidated financial statement as of and for the years ended December 31, 2008 and 2007 and fees billed for other services rendered by Ehrhardt Keefe Steiner & Hottman P.C. during the periods.

	Year Ended
	December 31,
	2008	2007
Audit fees (1)	$164,581	$111,088
Audit related fees (2)	$32,321	$34,892
Tax fees (3)	$31,050	$29,150
All other fees (4)	$-	$-

(1)

Audit Fees: represents the aggregate fees billed or to be billed for professional services rendered for the audits of the Company’s annual financial statements and for the review of the financial statements included in the Company’s quarterly reports during such periods, or for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees: represents the aggregate fees billed or to be billed for assurance and related services, that are reasonably related to the performance of the audit or review of the Company’s financial statements, but are not included as Audit Fees.

(3)	Tax Fees: represents the aggregate fees billed or to be billed for professional services rendered for U.S. federal, state and foreign tax compliance, tax advice and tax planning.

(4)	All Other Fees: represents the aggregate fees billed or to be billed consisting of permitted non-audit services.

All of these services for fiscal years 2008 and 2007 were pre-approved by the Audit Committee. The Audit Committee's policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, including the estimated fees and other terms of any such engagement

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements: See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K

Exhibits:

Exhibit
Number	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation, filed June 2, 1995 (1)

3.2	Articles of Amendment to the Articles of Incorporation, filed March 5, 1996 (1)

3.3	Articles of Amendment to the Articles of Incorporation, filed May 30, 1996 (1)

3.4	Bylaws, as amended (28)

3.5	Amended and Restated Articles of Incorporation, dated April 16, 2001 (28)

4.1	Form of Representative’s Warrants to Purchase Units (1)

4.2	Form of Class A common stock Purchase Warrant Certificate (1)

4.3	Specimen copy of stock certificate for common stock, $.01 par value (1)

4.4	Warrant dated July 18, 2008 (29)

10.1	Lease Agreement, dated April 15, 1992, and Lease Addendums, dated April 8, 1992 and October 21, 1994 (1)

10.2	Lease Agreement, dated July 19, 1995, and Lease Addendum (1)

10.3	Employment Agreement, dated May 24, 1995, between the Company and Michael I. Ruxin, as amended July 8, 1995, August 1, 1995, September 21, 1995 and July 15, 1996 (1)*

10.4	Employment Agreement, dated May 24, 1995, between the Company and William J. Collard, as amended July 22, 1996 (1)*

10.5	Employment Agreement, dated June 28, 1995, between the Company and Joseph F. Dudziak (1)*

10.6	Employment Agreement, dated February 8, 1996, between the Company and L.E. “Gene” Mundt (1)*

10.7	Amended and Restated Stock Option Plan, as amended on May 5, 1995, May 29, 1996 and December 11, 1996 (1)*

10.7(A)	Amendment dated March 31, 1997, to the Amended and Restated Stock Option Plan. (2)*

10.9

Shareholders’ Agreement dated August 16, 1991, as amended on May 5, 1995 September 1996, June 24, 1996, July 25, 1996, Consent and Waiver, dated July 12, 1996, and Rescission of Shareholder’s Agreement, dated June 22, 1996 (1)

10.10	Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.11	Form of Drug Testing Service Contract (1)

10.12	Form of License Agreements (1)

10.13	Warrant Agreement, dated February 11, 1997, between Global Med and American Securities Transfer & Trust, Inc. (1)

10.14	Exclusivity and Software Development Agreement, dated November 14, 1996, between and among Global Med and Ortho Diagnostic Systems Inc. (1)

10.15	Amendment, dated November 14, 1996, to Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.16	Amendment, dated January 14, 1997, to Agreement dated April 8, 1996, between the Company and LMU & Company, and Stock Purchase Option, dated April 8, 1996 (1)

10.17	Interim Management Agreement, dated July 7, 1997, between the Company and National Medical Review Offices, Inc. (1)

10.18	Asset Purchase Agreement, dated August 18, 1997, between the Company and National Medical Review Offices, Inc. (1)

10.19	Third Amendment to Exclusivity and Software Development Agreement, dated September 17, 1997 between Global Med and Ortho Diagnostic Systems, Inc. (1)

10.20	Second Amended and Restated Stock Option Plan, as amended October 3, 1997 and December 2, 1997 (3)*

10.21	Fourth Amendment to Exclusivity and Software Development Agreement, dated December 22, 1997 between Global Med and Ortho Diagnostic Systems, Inc. (4)

10.22	Development Agreement, dated July 12, 1996 between Global Med and The Institute for Transfusion Medicine, dated July 12, 1996, as amended January 12, 1998 (4)

10.23	Loan Commitment, dated April 14, 1998, between Heng Fung Finance Company Limited and the Company, as amended on April 16, 1998 (4)

10.24	Loan Commitment, dated April 14, 1998, between Fronteer Capital, Inc. and the Company, as amended on April 16, 1998 (4)

10.25	Amendment to Loan Commitment, dated April 16, 1998, between Heng Fung Finance Company Limited and the Company (4)

10.26	Amendment to Loan Commitment, dated April 16, 1998, between Fronteer Capital, Inc. and the Company (4)

10.27	Second Amendment to Loan Commitments, dated April 20, 1998 between the Company, Heng Fung Finance Company Limited and Fronteer Capital, Inc. (4)

10.28	Employment Agreement, dated August 1, 1998, between the Company and Michael I. Ruxin (5)*

10.29	Employment Agreement, dated August 1, 1998, between the Company and Alan K. Geddes (5)*

10.31	Consultancy Agreement, dated August 1, 1998, between the Company and Jeffrey M. Busch, Esq. (5)

10.32	Warrant to Purchase Common Shares dated April 20, 1998, issued by the Company to Heng Fung Finance Company Limited (5)

10.33	Warrant to Purchase Common Shares dated April 20, 1998, issued by the Company to Fronteer Capital, Inc.(5)

10.34	Loan Agreement, dated August 12, 1998, between the Company and Heng Fung Finance Company Limited (5)

10.35	Loan Agreement, dated August 12, 1998, between the Company and Fronteer Capital, Inc. (5)

10.36	Personal Guaranty, dated August 12, 1998, by Michael I. Ruxin, M.D. as Guarantor, the Company as Debtor and Fronteer Capital, Inc. as Beneficiary (5)

10.37	Assignment, Assumption and Consent Agreement, dated September 28, 1998, by the Company, Michael I. Ruxin, M.D., Fronteer Capital Inc. and Fronteer Development Finance, Inc. (5)

10.38	Loan and Warrant Purchase and Sale Agreement, dated October 7, 1998, between the Company, Heng Fung Finance Company Limited and Fronteer Development Finance (5)

10.39	Promissory Note, dated October 30, 1998, by the Company as Maker and Fronteer Development Finance as the Holder (5)

10.40	Warrant to Purchase Common Shares, dated October 30, 1998, issued by the Company to Fronteer Development Finance Inc. (5)

10.41	Promissory Note, dated October 26, 1998, by the Company as Maker and Fronteer Development Finance, Inc. as the Holder (5)

10.42	Promissory Note, dated October 26, 1998, by the Company as the Maker and Heng Fung Finance Company Limited as the Holder (5)

10.43	Warrant to Purchase Common Shares, dated October 26, 1998, issued by the Company to Fronteer Development Finance, Inc. (5)

10.44	Warrant to Purchase Common Shares, dated October 26, 1998, issued by the Company to Heng Fung Finance Company Limited (5)

10.45	Employment Agreement, dated February 1, 1999, between the Company and James Flynt (6)*

10.46	Bridge Loan Agreement, dated March 18, 1999, between the Company and eBanker USA.Com, Inc. (6)

10.47	First Amendment to Loan Agreement among the Company, Michael I. Ruxin, M.D., eBanker USA.Com, Inc. and Heng Fung Finance Company Limited, dated March 18, 1999 (6)

10.48	Office Lease between the Company and Golden Hill Partnership, dated January 11, 1999 (6)

10.49	Standard Industrial/Commercial Multi-Tenant Lease between the Company and James W. Cameron, Jr., dated February 8, 1999 (6)

10.50	Settlement Agreement and Release of All Claims between the Company and William J. Collard and Hollis Gailey, dated December 22, 1998 (6)

10.51	Bridge Loan Agreement, dated April 13, 1999, between the Company and Heng Fung Finance Company Limited (7)

10.52	Revised Bridge Loan Agreement, dated May 7, 1999, between the Company and eBanker USA.com, Inc. (7)

10.53	Loan Agreement dated April 12, 2000 between the Company and eBanker (8)

10.54	Loan Agreement dated April 14, 2000 between the Company and eBanker (8)

10.55	Loan extension dated April 14, 2000 between the Company and eBanker (8)

10.56	Loan Agreement dated November 19, 2000 between the Company and eBanker (9)

10.57	Interest payment option dated March 21, 2001 between the Company and eBanker (9)

10.58	2001 Stock Option Plan (11)*

10.59	Amended and Restated 1997 Stock Compensation Plan (12)*

10.60	Employment Agreement, executed October 31, 2002, between the Company and Gerald F. Willman Jr., effective July 1, 2004 and ending November 1, 2008 (13)*

10.61	Employment Agreement, executed November 1, 2002, between the Company and Michael I. Ruxin, effective August 1, 2003 and ending August 1, 2008 (13)*

10.62	Employment Agreement, executed October 31, 2002, between the Company and Tim Pellegrini, effective April 1, 2004 and ending November 1, 2008 (13)*

10.63	Employment Agreement, executed October 31, 2002, between the Company and Miklos Csore, effective November 1, 2003 and ending November 1, 2008 (13)*

10.64	Employment Agreement, executed November 4, 2002, between the Company and Thomas F. Marcinek, effective November 2, 2003 and ending November 2, 2008 (13)*

10.65	Termination Agreement, executed December 19, 2002, between the Company and a significant customer. (14)

10.66	Amendment to the Loan Restructuring and Restatement Agreement (14)

10.67	Fourth Amendment to the Loan Restructuring and Restatement Agreement, dated March 1, 2004 between the Company and Global Med International Limited (15)

10.68	Global Med Technologies, Inc. 2003 Stock Option Plan. (15)*

10.69	Articles of Amendment to Articles of Incorporation – Preferred Stock (16)

10.70	Common Stock Purchase Agreement, dated October 8, 2004 by and between the Company and Fusion Capital Fund II, LLC (17)

10.71	Form of Company Resolution Approving the Registration Statement dated September 28, 2004 (17)

10.72	Code of Ethics and Conduct for Global Med Technologies, Inc. (18)

10.73	Value Ventures Agreement (18)

10.74	Termination Agreement, dated March 15, 2005 by and between the Company and Fusion Capital Fund II, LLC (19)

10.75	Common Stock Purchase Agreement, dated March 16, 2005 by and between the Company and Fusion Capital Fund II, LLC (19)

10.76	Registration Rights Agreement, dated March 16, 2005 by and between the Company and Fusion Capital Fund II, LLC (19)

10.77	Securities Purchase Agreement between the registrant and the purchasers dated December 16, 2005. (20)

10.78	Registration Rights Agreement between the registrant and the purchasers dated December 16, 2005. (20)

10.79	Stock Purchase Agreement between the Company and GMIL dated December 16, 2005. (20)

10.80	Certificate of Designation of Preferences Rights and Limitations of Series A Convertible Preferred Stock between the registrant and the purchasers dated December 16, 2005. (20)

10.81	Common Stock Purchase Warrant between the Company and the purchasers dated December 16, 2005. (20)

10.82	Private Placement Agreement between the Company and purchasers dated December 16, 2005. (20)

10.83	Right of First Notice Agreement between Futuristic Image Builder, Ltd., the purchasers and the Company dated December 16, 2005. (20)

10.84	Right of First Notice Agreement between the shareholders, the purchasers and the Company dated December 16, 2005. (20)

10.85	Private Stock Purchase and Escrow Agreement between the investors, GMIL, and the Company dated December 16, 2005. (20)

10.86	Termination Agreement between Fusion Capital Fund II LLC and the Company of the Common Stock Purchase Agreement dated December 16, 2005. (20)

10.87	First Amendment to Securities Purchase Agreement (21)

10.88	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (21)

10.89	Amended and Restated Common Stock Purchase Warrant (21) 10.90 First Amendment to Registration Rights Agreement (21)

10.91	Stock Purchase Agreement dated March 26, 2008 between the Company and Sellers Named Therein (22)

10.92	Loan and Security Agreement dated as of June 17, 2008 between Silicon Valley Bank, Global Med Technologies, Inc. and PeopleMed.com, Inc. (23)

10.93	Intellectual Property Security Agreement dated as of June 17, 2008 between Silicon Valley Bank, Global Med Technologies, Inc. and PeopleMed.com, Inc. (23)

10.94	Security Agreement, dated June 26, 2008 among Global Med Technologies, Inc. and the Sellers named therein (24)

10.95	Loan and Security Agreement dated as of July 18, 2008 among Partners for Growth II, L.P., Global Med Technologies, Inc. and PeopleMed.com, Inc. (25)

10.96	Employment Agreement dated July 30, 2008, between the Company and Michael I. Ruxin, effective August 1, 2008(25)*

10.97	Executive Employment Agreement dated November 3, 2008 between the Company and Karen Davis (26)*

10.98	Executive Employment Agreement dated November 1, 2008 between the Company and Thomas F. Marcinek (27)*

10.99	Asset Purchase Agreement dated July 31, 2008 Between the Company and the Sellers Named Therein (30)

10.100	Second Amendment to Loan and Security Agreement, dated March 19, 2009 between the Company and Silicon Valley Bank

10.101	Limited Waiver and Amendment No. 2 to Loan and Security Agreement, dated March 19, 2009 between the Company and Partners for Growth II, L.P.

10.102	Amended and Restated Warrant, dated March 19, 2009 between the Company and Partners for Growth II, L.P.

14.1	Code of Ethics (18)

21.1	Subsidiaries of Registrant

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a- 14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99

Proxy and Right of First Refusal Agreement, dated November 14, 1996, between and among Ortho Diagnostic Systems Inc. and Michael I. Ruxin, William J. Collard, Gerald F. Willman, Jr., Lori J. Willman, Timothy Pellegrini and Gordon Segal (1)

99.1	Press release issued by Global Med Technologies, Inc. on March 25, 2009

* Management contract or compensatory plan or arrangement

(1)	The documents identified are incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 333-11723).

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-28155).

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-45031).

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997.

(5)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 333-52761).

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

(7)	Incorporated by reference from the Company’s Form 10-QSB for the quarterly period ended March 31, 1999.

(8)	Incorporated by reference from the Company’s Form 10-QSB for the quarterly period ended March 31, 2000.

(9)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended March 31, 2001.

(10)	Incorporated by reference from the Company’s definitive Proxy Statement on Schedule 14A dated March 15, 2001.

(11)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-60674)

(12)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-60672)

(13)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2002.

(14)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2002.

(15)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2003.

(16)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 2004.

(17)	Incorporated by reference from the Company’s Form 8-K filed on October 12, 2004.

(18)	Incorporated by reference from the Company’s Form S-1 (No. 333-121030).

(19)	Incorporated by reference from the Company’s Form 8-K filed on March 16, 2005.

(20)	Incorporated by reference from the Company’s Form 8-K filed on December 20, 2005.

(21)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 26, 2008

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 20, 2008

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2008

(25)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 2008.

(26)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2008.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2008.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 19, 2008.

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 24, 2008.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 6, 2008.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC., a Colorado Corporation

Date: March 25, 2009 By: /s/ Michael I. Ruxin, M.D. Michael I. Ruxin, M.D. Chairman of the Board and |Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2009	By: /s/ Michael I. Ruxin, M.D. Michael I. Ruxin, M.D. Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: March 25, 2009	By: /s/ Thomas F. Marcinek Thomas F. Marcinek, Director and President and Chief Operating Officer

Date: March 25, 2009	By: /s/ Karen B. Davis Karen B. Davis, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 25, 2009	By: /s/ T. Kendall Hunt T. Kendall Hunt, Director

Date: March 25, 2009	By: /s/ Sarah L. Eames Sarah L. Eames, Director

Date: March 25, 2009	By: /s/ Robert R. Gilmore Robert R. Gilmore, Director