Form 10-Q
period 2009-03-31
GLOBAL MED TECHNOLOGIES INC
filed 2009-05-15
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _____.

Commission file number 0-22083. GLOBAL MED TECHNOLOGIES, INC. (Exact name of registrant as specified in its charter)

Colorado	84-1116894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12600 West Colfax, Suite C-420, Lakewood, Colorado	80215
(Address of principal executive offices)	(Zip Code)

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

Yes   ☒          No   ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File Required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☐          No   ☐

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

Yes   ☐          No   ☒

     As of May 8, 2009 the registrant had 34,100,227 common shares outstanding.

GLOBAL MED TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

TABLE OF CONTENTS

Part I – Financial Information		PAGE NO.

Item 1 .	Financial Statements

a.	Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2009
	and December 31, 2008	3

b.	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
	(Unaudited) for the three months ended March 31, 2009 and 2008	5

c.	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three
	months ended March 31, 2009 and 2008	6

d.	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Item 4T.	Controls and Procedures	23

Part II – Other Information		24

Item 1.	Legal Proceedings	22

Item 1A	Risk Factor	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	25

Signatures		26

PART I.
FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

GLOBAL MED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2009	December 31, 2008

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$5,759	$4,472
Marketable securities	177	188
Accounts receivable, net of allowance for uncollectible accounts	5,886	6,257
of $516 and $502, respectively
Accrued revenues, net of allowance for uncollectible accounts	1,933	1,617
of $28 and $28, respectively
Prepaid expenses and other assets	1,730	1,692
Total current assets	15,485	14,226

Property and equipment, net	1,345	1,385
Software, net	3,843	4,097
Intangibles, net	1,563	1,642
Goodwill	8,113	8,342
Deferred income taxes	136	92
Total assets	$30,485	$29,784

Condensed Consolidated Balance Sheets continued on next page.
See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	March 31, 2009	December 31, 2008

	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,190	$1,248
Accrued expenses	4,978	4,703
Deferred revenue	6,995	6,361
Current portion of litigation accrual	333	347
Current deferred income taxes	517	461
Current portion of long-term debt, notes payable and capital lease obligations	1,186	1,168
Current portion of obligations to Inlog sellers, related party	1,153	1,167
Total current liabilities	16,352	15,455

Long-term debt and capital lease obligations	6,444	6,763
Obligation to Inlog’s sellers, related party	1,090	1,090
Litigation accrual	1,004	1,004
Other long-term liabilities	61	61
Total liabilities	24,951	24,373

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Convertible Preferred Stock Series A, $.01 par value:
Authorized shares – 100; 6 issued and outstanding at	5,948	5,948
March 31, 2009 and December 31, 2008
Convertible Preferred Stock Series BB, $.01 par value:
Authorized shares – 675; none issued and outstanding	--	--
Preferred stock, $.01 par value: Authorized shares - 5,725;
None issued or outstanding	--	--
Common stock, $.01 par value: Authorized shares –
90,000; Issued and outstanding shares– 34,099 and 34,067
at March 31, 2009 and December 31, 2008, respectively	340	340
Additional paid-in capital	60,410	60,311
Accumulated deficit	(59,458)	(59,779)
Accumulated comprehensive loss	(1,706)	(1,409)
Total stockholders’ equity	5,534	5,411

Total liabilities and stockholders' equity	$30,485	$29,784

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share information)
(Unaudited)

	Three months ended March 31,

	2009	2008

Revenues	$8,359	$4,593

Cost of revenues	3,040	1,558

Gross profit	5,319	3,035

Operating expenses:
General and administrative	1,512	919
Sales and marketing	1,226	704
Research and development	1,195	741
Depreciation and amortization	329	46
Total operating expenses	4,262	2,410

Income from operations	1,057	625

Other income (expense):
Interest income	8	34
Interest expense	(196)	(4)
Total other income (expense)	(188)	30

Income before provision for income taxes	869	655
Provision for income taxes	(548)	(295)

Net income	$321	$360

Basic and Diluted net income per common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of common shares outstanding:
Basic	34,088	26,935
Diluted	43,452	44,915

Comprehensive income:
Net income	$321	$360
Foreign currency translation adjustments	(294)	--
Unrealized loss on marketable securities	(3)	--
Comprehensive income	$24	$360

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$321	$360
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	329	46
Amortization of financing costs	63	--
Bad debt expense	18	18
Stock-based compensation expense	99	106
Changes in operating assets and liabilities:
Accounts receivable	314	679
Accrued revenues	(364)	125
Prepaid expenses and other assets	(26)	(106)
Deferred taxes	(31)	293
Accounts payable	(33)	462
Accrued expenses	431	(839)
Deferred revenue	629	(277)

Net cash provided by operating activities	1,750	867

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(86)	(75)
Capitalized software development costs	(38)	(59)
Pre-acquisition costs	--	(107)
Acquisitions, net of cash acquired	(31)	--

Net cash used in investing activities	(155)	(241)

Condensed Consolidated Statements of Cash Flows continued on next page.
See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(In thousands)
(Unaudited)

	Three months ended March 31,

	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt and capital lease obligations	(301)	(9)
Proceeds from long-term debt, net of financing costs	6	--
Exercise of options and warrants for cash	--	20
Net cash (used in) provided by financing activities	(295)	11

Effect of exchange rate changes on cash	(13)	--

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,287	637

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,472	6,748

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,759	$7,385

SUPPLEMENTAL DISCLOSURES

Non-cash financing activities:
Conversion of Series A Preferred Stock to common shares	$--	$275

Cash paid for the period:
Interest on long-term debt, notes payable and capital lease obligations	133	4
Income taxes	101	745

See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

1.   ORGANIZATION AND BASIS OF PRESENTATION

Global Med Technologies, Inc. (“Global Med” or the “Company”) and its subsidiaries and divisions design, develop, market and support information management software products for blood banks, hospitals, centralized transfusion centers, laboratories and other health care related facilities.

On June 26, 2008, the Company acquired all of the capital stock of Inlog S.A. (“Inlog”), a French company, and its subsidiaries and Inlog became a wholly-owned subsidiary of the Company. Effective August 1, 2008, the Company acquired substantially all of the assets of Blueridge Solutions, LC, doing business as eDonor (“eDonor”), with eDonor becoming a division of the Company.

The accompanying consolidated financial statements include the accounts of Global Med Technologies, Inc., its Wyndgate division, its 83%-owned subsidiary PeopleMed.com, Inc. (“PeopleMed”), and its wholly-owned subsidiary Inlog and eDonor division from the dates of their acquisitions. Intercompany accounts and transactions are eliminated in consolidation. There is no minority interest reflected in the consolidated balance sheets at March 31, 2009 and December 31, 2008 because PeopleMed had a stockholders’ deficit.

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in Global Med’s Annual Report on Form 10-K for the year ended December 31, 2008.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Policies

The Company's accounting policies are set forth in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2008. There have been no changes to these policies through March 31, 2009 other than the adoption of SFAS 157 for nonfinancial assets and liabilities which did not have a significant impact on the Company’s financial condition or results of operations.

Recently Issued Accounting Pronouncements

SFAS 141(R). In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) may have a material impact on the Company as it establishes principles and requirements for how the Company: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of SFAS141(R) on January 1, 2009 had no impact on its financial position, results of operations or cash flows.

SFAS 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157 as it relates to financial assets and liabilities. The new disclosures required by SFAS 157 are included in Note 7.

FSP 157-2. In February 2008, the FASB approved FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No. 157, (“FSP SFAS 157-2”), which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to nonfinancial instruments. The Company elected the delayed adoption date for the portions of SFAS 157 impacted by FSP SFAS 157-2. The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company’s consolidated financial statements. The Company adopted the deferred portion of SFAS 157, applying its provisions to the nonrecurring fair value measurements of its nonfinancial assets and liabilities, on January 1, 2009, and this did not have a material impact on the Company’s financial statements.

FSP 142-3. In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other intangible Assets (SFAS 142). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FPS SFAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted FSP SFAS 142-3 on January 1, 2009. The adoption of FSP SFAS 142-3 did not have a material impact on the Company’s financial position or results of operations.

FSP 107-1 and APB 28-1. In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) and APB Opinion No. 28, Interim Financial Reporting, respectively, to require disclosures about fair value of financial instruments in financial statements, in addition to the annual financial statements as already required by SFAS 107. FSP 107-1 and APB 28-1 will be required for interim periods ending after June 15, 2009. As FSP SFAS 107-1 and APB 28-1 provide only disclosure requirements, the application of this standard will not have a material impact on the Company’s results of operations, cash flows or financial position.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   ACQUISITIONS

On June 26, 2008, the Company acquired 100% of the capital stock of Inlog, a developer of donor center and transfusion management systems as well as cellular therapy software, laboratory information systems and quality assurance medical software systems which are marketed internationally, to strategically expand the Company’s global presence. The purchase price included $6.891 million in cash and 451,152 shares of the Company’s common stock, valued at $568 thousand, or $1.26 per share, the average closing price for the ten day period preceding the acquisition. The Company is also obligated to pay €400 thousand and to issue its common stock with a market value of $651 thousand on the first and second anniversary dates of the acquisition. The market value of the shares to be issued is to be valued at the greater of the average closing price of the Company’s stock on the ten days preceding payment or $1.26. The Company may elect to pay cash in lieu of issuing shares. The aggregate non-contingent purchase price, including $1.200 million in transactions costs was $10.964 million. In addition, the Company is contingently obligated to pay up to $1.481 million in earn out consideration, based on 20% of operating income over five years.

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

Inlog is a wholly-owned subsidiary of the Company and eDonor operates as a division.

The total purchase price for the acquisitions was comprised of the following (in thousands):

	Inlog	eDonor
Cash paid	$6,891	$3,500
Common stock	568	1,500
Transaction costs	1,200	143
	8,659	5,143
Fixed future consideration to be paid:
Cash payment due by June 26, 2009 (1)	629
Cash payment due by June 26, 2010 (1)	629
Common stock or cash to be issued by June 26, 2009	651
Common stock or cash to be issued by June 26, 2010	651
Discount on future consideration	(255)
	$10,964	$5,143

(1)  Underlying payments are to be made in Euros, which have been converted to U.S. dollars using the exchange rate as of the acquisition date.

The total non-contingent purchase price of the acquisitions was allocated to the assets and liabilities based on their estimated fair values as of the acquisitions date as follows (in thousands);

	Inlog	eDonor
Cash and marketable securities	$2,885	$276
Trade and unbilled receivables, net	3,542	14
Other current assets	674	27
Equipment, furniture and fixtures	842	70
Intangible assets	3,722	2,480
Goodwill	6,744	2,402
Accounts payable and other accrued expenses	(3,683)	-
Deferred revenue	(1,393)	(126)
Deferred tax liability	(1,504)	-
Long-term debt	(865)	-
	$10,964	$5,143

The Company is contingently obligated to pay up to $1.481 million in earn out consideration, based on 20% of Inlog’s operating income over five years. Any earn out consideration will be recognized when deemed probable and will be allocated to goodwill. Inlog had certain pre-acquisition contingencies related to litigation which were subsequently resolved favorably. The Company has adjusted its preliminary purchase price allocation from what was presented in its Annual Report on Form 10-K for the year ended December 31, 2008, to reflect a revision to its acquisition costs estimates. The purchase price allocation may be subject to further change.

The following summarized unaudited pro forma financial information assumes the Inlog and eDonor acquisitions occurred on January 1, 2008 (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
	(Actual)	(Pro Forma)
Revenues	$8,359	$8,778
Net income	$321	$573
Basic net income per share	$0.01	$0.02
Diluted net income per share	$0.01	$0.01

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

3.   PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

	2009	2008
Computer hardware and software	$2,562	$2,551
Furniture and fixtures	696	691
Leasehold improvements	643	665
Machinery and equipment	653	596
	4,554	4,503
Less accumulated depreciation and amortization	(3,209)	(3,118)
Property and equipment, net	$1,345	$1,385

Depreciation expense for the three months ended March 31, 2009 and 2008 was $91 thousand and $42 thousand, respectively.

4.   GOODWILL AND INTANGIBLES

Goodwill and intangible asset activity for the three months ended March 31, 2009 and the composition of the balances at March 31, 2009 is as follow (in thousands):

	Software	Intangibles	Goodwill
Net balance at December 31, 2008	$4,097	$1,642	$8,342
Additions	38	-	31
Amortization expense	(191)	(47)	-
Net foreign currency translation	(101)	(32)	(260)
Net balance at March 31, 2009	$3,843	$1,563	$8,113

Gross balance at March 31, 2009	$8,014	$1,686	$8,113
Accumulated amortization	(4,171)	(123)	-
Net balance at March 31, 2009	$3,843	$1,563	$8,113

The table above includes capitalized software development costs, plus the software, intangibles and goodwill recorded in connection with the Company’s acquisitions of Inlog and eDonor. The goodwill, software and intangibles of the Company’s Inlog subsidiary are denominated in local currencies and are subject to currency fluctuations.

5.   LONG-TERM DEBT AND OBLIGATIONS TO INLOG SELLERS

Long-term debt is comprised of the following (in thousands):

	March 31,	December 31,
	2009	2008
Revolving line of credit	$985	$983
Term loan	4,659	4,898
Subordinated term loan	1,378	1,400
Inlog notes payable and capital leases	601	639
Capital leases	7	11
	7,630	7,931
Less -- current portion	(1,186)	(1,168)
	$6,444	$6,763

Effective March 19, 2009, the Company amended its Term Loan Agreement and Subordinated Term Loan Agreement to waive the Company’s failure to comply with specified loan covenants for the quarter ended December 31, 2008 and to amend the Company’s liquidity ratio and free cash flow covenants for the remaining term of the agreements. The amendment of the Term Loan Agreement raises the interest rate on the Company’s revolving line of credit from the greater of the prime rate plus 0.5% or 5.5% to the greater of the prime rate plus 1.0%, or 6.0% and increases the annual interest rate on the Company’s term loan from the greater of the prime rate plus 2.0% or 7.0%, to a fixed rate of 7.5% . In connection with the amendment of the Subordinated Term Loan Agreement, the Company agreed to amend the exercise price of the lender’s warrant to $0.72 and to pay a one-time cash payment of $30,450 and a waiver fee of $2,500.

Obligations to Inlog Sellers is comprised of the following (in thousands):

	March 31,	December 31,
	2009	2008
Cash payments due Inlog sellers	$1,005	$1,040
Amount payable to Inlog sellers in stock	1,238	1,217
	2,243	2,257
Less -- current portion	(1,153)	(1,167)
	$1,090	$1,090

6. CREDIT RISK AND MARKET RISK

Accounts receivable are derived primarily from customers in the United States and Europe, with the United States representing approximately 47% and 71% of accounts receivable at March 31, 2009 and December 31, 2008, respectively, and Europe representing approximately 53% and 29% of accounts receivable at March 31, 2009 and December 31, 2008, respectively. Historically, the Company has not required collateral or other security to support customer receivables. In order to reduce credit risk, the Company typically requires substantial down payments and progress payments during the course of an installation of its software products. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk or other circumstances specific to customers which may include the right of offset against amounts payable to the customer.

During the three months ended March 31, 2009 and 2008, approximately 66% and over 99% of the Company’s revenue was derived from customers in the United States, respectively, and 34% and less than 1% of the Company’s revenue was derived from customers outside of the United States, primarily in Europe. Substantially all of the Company’s revenue outside of the United States comes from Inlog. No single customer accounted for more than 10% of the Company’s revenue in the three months ended March 31, 2009 and 2008.

Although the Company had no individual customers accounting for more than 10% of revenues, one of the Company’s marketing partners that sells the Company’s products directly to its customers accounted for 15% and 26% of revenues during the three months ended March 31, 2009 and 2008, respectively. In addition, this same marketing partner accounted for 6% and 32% in gross accounts receivable as of March 31, 2009 and December 31, 2008, respectively.

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company classifies and discloses the fair value of its financial assets and liabilities in periods subsequent to initial measurement, in a three-tier fair value hierarchy. These tiers include Level 1, quoted prices in active markets for identical assets or liabilities; Level 2, quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or Level 3-- unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments consist primarily of cash, trade receivables, marketable securities, trade payables, and debt instruments. As of March 31, 2009, the historical cost of cash, trade receivables, and trade payables are considered to be representative of their respective fair values due to the short-term maturities of these items. At March 31, 2009 the fair value of the Company’s marketable securities was based upon quoted market prices for the securities owned by the Company which is a Level 1 input. The fair value of marketable securities had declined by $436 thousand as of March 31, 2009, which was comprised of $432 thousand in unrealized losses and $32 thousand in cumulate foreign currency translation adjustments. The net book value of the Company’s long-term debt and obligations to Inlog sellers was approximately $9.873 million as of March 31, 2009 and their fair value was approximately $9.881 million at that date, based on the Company’s current incremental borrowing rate.

8.   COMMITMENTS AND CONTINGENCIES

Litigation

In September 2002, the Company filed a lawsuit against Donnie L. Jackson, Jr., its former Vice President of Sales and Marketing. The Company alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving the Company, Mr. Jackson became a management employee of one of the Company’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company was required to deposit $1.004 million with the Superior Court in the State of California in the County of El Dorado, which represented potential fees and attorneys’ costs the Company could be required to pay in the event it did not prevail on appeal. Based on information available at the time and upon the advice of counsel, the Company recorded a litigation accrual in 2005 equal to the amount of the escrow deposit. In December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. In May 2007, the $1.004 million escrow deposit was returned to the Company along with $80 thousand in accrued interest. The Company continues to maintain its $1.004 million legal accrual as of March 31, 2009 under SFAS 5, “Accounting for Contingencies”.

The Company’s Inlog subsidiary is a party to a dispute with a former client, for which it established a legal accrual prior to Global Med’s acquisition. Based on information currently available, Global Med believes the legal accrual in the amount of $333 thousand at March 31, 2009 is adequate to cover the Company’s liability should there be an adverse outcome in the Inlog matter.

9.   INDUSTRY SEGMENTS AND FOREIGN REVENUE

The Company operates in one industry segment: the design, development, market and support information management software products for blood banks, hospitals, centralized transfusion centers, laboratories and other health care related facilities. Revenues are derived from the licensing of software, maintenance, the provision of consulting and other value-added support services, and the resale of software obtained from vendors. For the three months ended March 31, 2009, revenue from customers in foreign locations was 34% from Europe, the Middle East and Africa. Revenue from customers in foreign locations for the three months ended March 31, 2008 was less than 1% of the consolidated revenue.

10.   STOCK-BASED COMPENSATION

The following summarizes the Company’s stock options activity for the three months ended March 31, 2009:

			Weighted Average Remaining Contractual Term

		Weighted Average Exercise Price
				Aggregate Intrinsic Value
	Shares
Number of shares under option:
Outstanding at January 1, 2009	8,597,136	$0.83
Granted	--	--
Exercised	--	--
Canceled or expired	(15,600)	0.90
Outstanding at March 31, 2009	8,581,536	$0.83	3.90	$1,000
Exercisable at March 31, 2009	7,728,096	$0.81	3.65	$1,000

There were no options exercised during the three months ended March 31, 2009. During the three months ended March 31, 2008, 28 thousand options were exercised with an intrinsic value of $20 thousand.

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended March 31, 2009.

		Weighted Average Fair Value

	Shares
Nonvested at January 1, 2009	920,700	$0.92
Granted	--	--
Canceled or expired	--	--
Vested	(67,260)	$0.62
Nonvested at March 31, 2009	853,440	$0.94

As of March 31, 2009, there was $803 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 2 years. The total measurement fair value of shares vested during the three months ended March 31, 2009 and 2008 was $41 thousand and $106 thousand, respectively.

No options were granted during the three months ended March 31, 2009 and 2008.

Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. As of March 31, 2009, the Company anticipates all outstanding options will vest.

The Company had 10, 137,292 warrants to purchase shares of Global Med common stock outstanding at March 31, 2009 and December 31, 2008. All of the warrants are exercisable at an exercise price of $0.72 per share and expire in the years 2009 to 2013.

The following summarizes the Company’s restricted stock activity for the three months ended March 31, 2009:

		Weighted Average Grant Date Fair Value

	Shares

Nonvested at January 1, 2009	72,003	$1.27
Granted	--	1.27
Vested	(31,727)	1.27
Nonvested at March 31, 2009	40,726	$1.27

As of March 31, 2009, the future pre-tax stock-based compensation expense for restricted stock was $40 thousand, to be recognized through 2010. The Company had expensed approximately $58 thousand related to restricted stock for the three months ended March 31, 2009.

11.   NET INCOME PER SHARE

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

The following tables set forth the computation of basic and diluted weighted average number of commons shares outstanding for the three months ended March 31, 2009 and 2008, respectively, (in thousands):

	Three Months Ended March 31,

	2009	2008
Weighted average number of shares used in the basic
Earnings per share computation	34,088	26,935
Effect of dilutive securities:
Common stock options	9	2,965
Common stock warrants	2	4,414
Restricted stock	58	--
Preferred stock convertible securities	8,261	10,601
Contingently issuable shares associated
with Inlog acquisition	1,034	--
Dilutive securities	9,364	17,980
Adjusted weighted average number of shares used in
diluted earnings per share computation	43,452	44,915

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “Global Med,” “the Company,” “we,”, “our,” and “us” refer to Global Med Technologies, Inc. and its subsidiaries. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, our audited consolidated financial statements and notes thereto for the year ended December 31, 2008, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2009.

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q , including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“1934 Act”), and Global Med intends that such forward-looking statements be subject to the safe harbors for such statements under such sections. Our forward-looking statements include, among other things, the plans and objectives of management for future operations of companies acquired during 2008, our plans and objectives relating to our business strategy, our planned product enhancements and new product development, our planned marketing efforts and the future economic performance of Global Med. These forward-looking statements are (1) identified by the use of terms and phrases such as “believe”, “expect”, “anticipate”, “assume”, “will”, “should”, “could”, “intend”, “plan”, “estimate”, “objective”, “goal” and other similar words and expressions, and (2) are subject to risks and uncertainties and represent our current expectations or beliefs concerning future events. Global Med cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors are described in greater detail in Global Med’s Annual Report on Form 10-K. Our forward-looking statements represent estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

General

Global Med is an international medical software company which develops regulated and non-regulated products and services for the healthcare industry. We are a leading provider of blood and laboratory systems and services and our products are deployed in 20 countries and serve over 2,100 transfusion centers, blood banks and laboratories.

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

Overview

Global Med designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers, laboratories and other health care related facilities.

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

We acquired our Inlog S.A. subsidiary on June 26, 2008 for $10.9 million in a combination of cash and stock. We are also contingently obligated to pay up to $1.481 million in earn out consideration over the next five years. Inlog has been developing, implementing, and supporting its blood bank and laboratory information management solutions since 1992 and currently supplies over 800 sites in 15 countries with its products. Its product line consists of five primary products: EdgeBlood (for the donor center market), EdgeTrace (for the hospital transfusion market), EdgeLab (a laboratory information system “LIS”), EdgeCell (cellular therapy for tissue banks, stem cell centers and cord blood centers) and SAPA (a regulatory compliance and document management solution). Inlog recently completed the national installation of its EdgeBlood product in France where all of that country’s 2.5 million annual blood donations are transacted through EdgeBlood including blood collections, infectious disease testing, component manufacturing and distribution. In addition to France, Inlog has software applications in Germany, Austria, Belgium, Switzerland, Greece and Monaco, among other countries.

Our eDonor™ product, which we acquired on August 1, 2008 with the acquisition of substantially all of the assets of Blueridge Solutions, L.C., for $3.5 million in cash and the issuance of $1.5 million of our common stock, is a web-based donor relationship management system that integrates recruitment, scheduling, retention and fulfillment for blood donation centers of all sizes. As of March 31, 2009, eDonor was in use at 77 sites.

We derive our revenues from the sale of software licenses, annual maintenance fees, implementation fees, consulting fees and other value added support services. Annual maintenance fees represented over 50% of our revenue for the year ended December 31, 2008 and 48.8% and 41.6% for the three month periods ended March 31, 2009 and 2008, respectively. Our maintenance services are generally sold under multi-year agreements. As such, they represent a fairly stable recurring revenue source for us as software maintenance tends to be a nondiscretionary expenditure for our customers. The majority of our software is sold under a perpetual license with a one-time license fee. Our software license fee revenue, which represented 21% of our revenue for the year ended December 31, 2008 and 16.5% and 35.9% for the three month periods ended March 31, 2009 and 2008, respectively, can fluctuate from period to period based on our customers’ buying decisions. In addition, our ability to recognize software license fees can be impacted by contract terms and the application of accounting rules for revenue recognition to contracts that include deliverable and non-deliverable software products, service for modification or customization of our software, acceptance criteria and other contingencies.  In all cases, we assess whether the service element of our sales arrangement is essential to the functionality of the software or other elements of the arrangement. When software services are considered essential, or the arrangement involves customization or modification of the software, both the license fees and service revenues are recognized under the percentage of completion method based on input measures such as labor days. Currently, this is the standard arrangement for our Inlog subsidiary.

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

Critical Accounting Policies and Estimates

There have been no significant changes in or additions to our critical accounting policies during the three months ended March 31, 2009, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

SFAS 141(R). In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) may have a material impact on the Company as it establishes principles and requirements for how the Company: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of SFAS141(R) on January 1, 2009 had no impact on its financial position, results of operations or cash flows.

SFAS 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157 as it relates to financial assets and liabilities. The new disclosures required by SFAS 157 are included in Note 7 to the financial statements included in the Quarterly Report on Form 10-Q.

FSP 157-2. In February 2008, the FASB approved FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No. 157, (“FSP SFAS 157-2”), which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to nonfinancial instruments. The Company elected the delayed adoption date for the portions of SFAS 157 impacted by FSP SFAS 157-2. The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company’s consolidated financial statements. The Company adopted the deferred portion of SFAS 157, applying its provisions to the nonrecurring fair value measurements of its nonfinancial assets and liabilities, on January 1, 2009, and this did not have a material impact on the Company’s financial statements.

FSP 142-3. In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other intangible Assets (SFAS 142). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS141(R) and other U.S. generally accepted accounting principles. FPS SFAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted FSP SFAS 142-3 on January 1, 2009. The adoption of FSP SFAS 142-3 did not have a material impact on the Company’s financial position or results of operations.

FSP 107-1 and APB 28-1. In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) and APB Opinion No. 28, Interim Financial Reporting, respectively, to require disclosures about fair value of financial instruments in financial statements, in addition to the annual financial statements as already required by SFAS 107. FSP 107-1 and APB 28-1 will be required for interim periods ending after June 15, 2009. As FSP SFAS 107-1 and APB 28-1 provide only disclosure requirements, the application of this standard will not have a material impact on the Company’s results of operations, cash flows or financial position.

Comparison of the Results for the Three Months Ended March 31, 2009 and 2008

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended March 31, 2009 increased by $3.766 million or 82.0% to $8.359 million from $4.593 million for the three months ended March 31, 2008. Our acquisitions of Inlog and eDonor on June 26, 2008 and August 1, 2008, respectively, accounted for $3.540 million of the increase. Our Wyndgate and PeopleMed revenues increased $226 thousand, or 4.9% over the three months ended March 31, 2008.

The table below shows the percentage composition of our revenues for the three months ended March 31:

	2009	2008
Maintenance	48.8%	41.6%
Consulting services	31.0%	18.7%
Software license fees	16.5%	35.9%
PeopleMed/other	3.7%	3.8%
Total revenue	100%	100%

At March 31, 2009, our sales backlog totaled $8.921 million compared to $5.764 million at March 31, 2008. Backlog represents software and services sold under signed contracts, which have not yet been recognized as revenue. The March 31, 2009 backlog balance included $3.801 million related to contracted software sales and $5.120 million related to implementation, training, validation and other services. At March 31, 2008, our backlog included $2.351 million related to contracted software sales and $3.413 million related to implementation, training, validation and other services.

Cost of revenue. Cost of revenues increased $1.482 million or 95.1% to $3.040 million for the three months ended March 31, 2009 from $1.558 million for the three months ended March 31, 2008. Acquisitions accounted for $1.496 million of the increase. The increase from acquisitions was partially offset by a decrease in cost of revenues from our Wyndgate and PeopleMed business units, primarily due to a decline in third party software sales and other employee-related cost reductions. These cost savings were partially offset by the reallocation of employees from research and development assignments in 2008 to software maintenance and technical support functions in 2009.

Gross profit. Gross profit increased $2.284 million or 75.3% to $5.319 million for the three months ended March 31, 2009 from $3.035 million for the three months ended March 31, 2008 with acquisitions accounting for $2.044 million of the increase. While gross profit for the 2009 period increased over 2008 due to the increase in revenues, our gross profit as a percentage of total revenue declined to 63.6% for the three months ended March 31, 2009 from 66.1% for the three months ended March 31, 2008. The decline in gross margins is mainly attributable to the Inlog acquisition, as Inlog has historically achieved lower gross margins than our Wyndgate division.

General and administrative. General and administrative expenses increased $593 thousand or 64.5% to $1.512 million for the three months ended March 31, 2009 compared to $919 thousand for the three months ended March 31, 2008. Acquisitions accounted for $430 thousand of the increase. The remaining $163 thousand of the increase was primarily related to increased legal and accounting expenses of $155 thousand and $84 thousand in directors’ compensation, partially offset by the elimination of discretionary expenses such as training.

Sales and marketing. Sales and marketing expenses increased $522 thousand, or 74.1% to $1.226 million for the three months ended March 31, 2009 compared to $704 thousand for the three months ended March 31, 2008. Our acquisitions of Inlog and eDonor accounted for $777 thousand of the increase, which included the allocation of approximately $148 thousand in international sales and marketing costs that was borne by our Wyndgate division in the prior year’s quarter. The increase associated with acquisitions was partially offset by a decline in commissions expense at our Wyndgate division.

Research and development. Research and development expenses increased $454 thousand or 61.2% to $1.195 million for the three months ended March 31, 2009 compared to $741 thousand for the three months ended March 31, 2008. The acquisitions of Inlog and eDonor accounted for $744 thousand of the increase. The increase associated with acquisitions was partially offset by a $290 thousand, or 39.1%, decrease related to our Wyndgate and PeopleMed businesses. This decrease related primarily to the allocation of approximately $230 thousand to cost of revenue resulting from the assignment of employees from research and development assignments in 2008 to maintenance and technical support functions in 2009.

Depreciation and amortization. Depreciation and amortization of software and intangibles costs for the three months ended March 31, 2009 and 2008 were $329 thousand and $46 thousand, respectively. Acquisitions accounted for $274 thousand of the increase which primarily represented amortization of purchased software and intangibles.

Income from operations. Our income from operations for the three months ended March 31, 2009 was $1.057 million compared to $625 thousand for the three months ended March 31, 2008. Our 2008 acquisitions produced a $181 thousand loss from operations, while our Wyndgate and PeopleMed businesses produced operating income of $1.238 million for the three months ended March 31, 2009, nearly double the prior year’s results. The increase in operating income related to our Wyndgate and PeopleMed divisions resulted from a 5% increase in revenue, driven primarily by increases in service and maintenance revenues of 71% and 23%, respectively, partially offset by a 50% decline in software license revenue. Operating income was also positively impacted by cost cutting measures that reduced total cost of revenue and operating expenses by 3%. The net operating loss from our acquired companies of $181 thousand was net of $274 thousand in depreciation and amortization of purchased intangibles.

Interest income. Interest income for the three months ended March 31, 2009 and 2008 was $8 thousand and $34 thousand, respectively.

Interest expense. Interest expense for the three months ended March 31, 2009 and 2008 was $196 thousand and $4 thousand, respectively. The increase in interest expense was related to borrowings associated with the acquisitions of Inlog and eDonor. Interest expense for 2009 includes $63 thousand in non-cash amortization of imputed interest on non-interest bearing obligations to the Inlog sellers.

Provision for income taxes. Income tax expense for the three months ended March 31, 2009 was $548 thousand, an increase of $253 thousand over the three months ended March 31, 2008. Our effective tax rate for the three months ended March 31, 2009 was 63%, compared to 45% for the three months ended March 31, 2008. The increase in the effective tax rate is principally due to the pre-tax loss incurred by our Inlog subsidiary in France that is not deductible against the pre-tax income of our U.S.-based operations.

Liquidity and Capital Resources

Net cash provided by operations for the three months ended March 31, 2009 was $1.750 million. The primary components of the reconciliation of net income of $321 thousand to net cash in operations included the add back of non-cash charges for depreciation and amortization of $329 thousand, amortization of financing costs of $63 thousand, stock-based compensation of $99 thousand, and a provision for bad debt expense of $18 thousand. Additional cash flow from operations was provided by a decrease in working capital of $920 thousand. The operating cash flows of our Inlog subsidiary are highly seasonal as the majority of its annual maintenance and support fees are billed and collected during the first quarter, while the fourth quarter is characterized by annual cash outflows for taxes and mandated employee-related payments. Consequently, Inlog’s cash flows tend to be the highest during the first half of the year and the lowest during the second half of the year. Due to Inlog’s significance, our consolidated cash flows from operations are expected to follow this pattern.

Our investing activities resulted in a net cash outflow of $155 thousand for the three months ended March 31, 2009, which was comprised of $86 thousand for the purchase of property and equipment, $38 thousand for capitalized software development costs, and $31 thousand in additional acquisition costs associated with our purchase of Inlog.

Cash used in financing activities for the three months ended March 31, 2009 was $295 thousand, which was comprised of the repayment of long-term debt and capital lease obligations in the amount of $301 thousand, partially offset by proceeds from long-term debt, net of financing costs of $6 thousand. Effective March 19, 2009, we amended our loan agreements with Silicon Valley Bank and Partners for Growth II LLP relating to our revolving line of credit, term loan and subordinated term loan in the aggregate gross amount of $7.5 million. The amendments waived our failure to comply with specified loan covenants for the quarter ended December 31, 2008 and modified the liquidity ratio and free cash flow covenants for the remaining term of the agreements. The amendments increased the annual interest rate by 0.5% on our revolving credit line and term loan. In connection with the amendment with our subordinated lender, we agreed to amend the exercise price of the lender’s warrant to $0.72 per share and to pay a one-time cash payment of $30,450 and a waiver fee of $2,500.

The net negative effect of foreign exchange rates on changes in cash was $13 thousand.

As of March 31, 2009, we had cash and cash equivalents of $5.759 million. Based on our sales backlog at March 31, 2009, our recent cost reduction measures and our current projections, we believe that our cash reserves and expected positive cash flow from operations will be adequate to meet our operating needs, capital expenditure requirements and contractual obligations at least through 2009. However, worsening general economic conditions or a prolonged recession could reduce our revenue and cash receipts to a point that they would not be sufficient to meet our operating needs and other obligations. If this were to be the case, we are prepared to take action to further reduce our operating costs or take other measures to increase or maintain our liquidity. While we currently have no plans to raise additional capital, we may need to raise additional capital through future debt or equity financing and there can be no assurances that such capital will be available or available at favorable rates.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements.

Impact of Inflation

We do not anticipate that inflation will materially impact our operating results.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the 1934 Act and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES Not applicable ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this assessment, management has determined that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected or  are reasonably likely to materially affect, our internal control over financial reporting.

We acquired Inlog on June 26, 2008 and have not yet performed the procedures necessary to evaluate if Inlog’s internal controls over financial reporting are effective. We intend to perform the systems and process documentation, evaluation and testing required by Section 404 of the Sarbanes-Oxley Act of 2002 for our Inlog subsidiary later in 2009.

PART II – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of our competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company was required to deposit $1.004 million with the Superior Court in the State of California in the County of El Dorado, which represented potential fees and attorneys’ costs that we could be required to pay in the event we did not prevail on appeal. Based on information available at the time and upon the advice of counsel, we recorded a litigation accrual in 2005 equal to the amount of the escrow deposit. In December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. In May 2007, the $1.004 million escrow deposit was returned to us along with $80 thousand in accrued interest. We continue to maintain our $1.004 million legal accrual as of March 31, 2009 and December 31, 2008 under SFAS 5, “Accounting for Contingencies”.

ITEM 1A.     RISK FACTORS

You should carefully consider the risk factors disclosed under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 25, 2009. The risk factors described therein may not be the only risks facing Global Med. Additional risks and uncertainties not currently known by us or that we currently believe to be immaterial could adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS
None
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5.	OTHER INFORMATION

Earnings Release

On May 15, 2009, Global Med Technologies, Inc. issued a press release relating to its results for the first quarter ended March 31, 2009. A copy of the press release is attached to this Quarterly Report on Form 10-Q as Exhibit 99.1. Such press release shall not be deemed “filed” for purposes of Section 18 of the 1934 Act, or otherwise subject to the liabilities of that section, and it shall not be deemed incorporated by reference in any filing under the 1933 Act or under the 1934 Act, whether made before or after the date hereof, except as expressly set forth by specific reference in such filing.

ITEM 6. EXHIBITS

Exhibit No. Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release issued by Global Med Technologies Inc. on May 15, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 15, 2009	GLOBAL MED TECHNOLOGIES, INC.

/s/ Michael I. Ruxin, M.D.
Michael I. Ruxin, M.D. Chairman of the Board
and Chief Executive Officer

Date:	May 15, 2009	/s/ Karen B. Davis
Karen B. Davis, Chief Financial Officer