Form 10-Q
period 2009-06-30
GLOBAL MED TECHNOLOGIES INC
filed 2009-08-13
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009.
-OR-

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

Large Accelerated Filer ☐ Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Accelerated Filer ☐ Smaller ReportingCompany ☒

     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                                   Yes   ☐          No   ☒

     As of August 11, 2009 the registrant had 35,855,357 common shares outstanding.

GLOBAL MED TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     GLOBAL MED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$6,967	$4,472
Marketable securities	308	188
Accounts receivable, net of allowance for uncollectible accounts	3,406	6,257
of $566 and $502, respectively
Accrued revenues, net of allowance for uncollectible accounts	2,218	1,617
of $28 and $28, respectively
Prepaid expenses and other assets	1,449	1,692
Total current assets	14,348	14,226

Property and equipment, net	1,315	1,385
Software, net	3,845	4,097
Intangibles, net	1,592	1,642
Goodwill	8,468	8,342
Deferred income taxes	113	92
Total assets	$29,681	$29,784

Condensed Consolidated Balance Sheets continued on next page.
See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$830	$1,248
Accrued expenses	5,528	4,703
Deferred revenue	6,013	6,361
Current portion of litigation accrual	353	347
Current deferred income taxes	329	461
Current portion of long-term debt, notes payable and
capital lease obligations	1,189	1,168
Current portion of obligations to Inlog sellers, related party	1,134	1,167

Total current liabilities	15,376	15,455

Long-term debt and capital lease obligations	6,238	6,763
Obligation to Inlog’s sellers, related party	-	1,090
Litigation accrual	1,004	1,004
Other long-term liabilities	68	61

Total liabilities	22,686	24,373

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Convertible Preferred Stock Series A, $.01 par value:	5,060	5,948
Authorized shares – 100; 5 and 6 issued and outstanding at
June 30, 2009 and December 31, 2008
Convertible Preferred Stock Series BB, $.01 par value:	--	--
Authorized shares – 675; none issued and outstanding
Preferred stock, $.01 par value: Authorized shares – 5,725;	--	--
none issued or outstanding
Common stock, $.01 par value: Authorized shares –
90,000; Issued and outstanding shares– 35,855 and 34,067
at June 30, 2009 and December 31, 2008, respectively	358	340
Additional paid-in capital	61,947	60,311
Accumulated deficit	(59,186)	(59,779)
Accumulated comprehensive loss	(1,184)	(1,409)
Total stockholders’ equity	6,995	5,411

Total liabilities and stockholders' equity	$29,681	$29,784

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share information)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008
Revenues	$8,059	$4,845	$16,418	$9,438
Cost of revenues	3,167	1,860	6,207	3,418

Gross profit	4,892	2,985	10,211	6,020

Operating expenses:
General and administrative	1,520	1,146	3,032	2,065
Sales and marketing	1,300	671	2,526	1,375
Research and development	1,109	767	2,304	1,508
Depreciation and amortization	342	68	671	114
Total operating expenses	4,271	2,652	8,533	5,062

Income from operations	621	333	1,678	958

Other income (expense):
Interest income	9	25	17	59
Interest expense	(200)	(17)	(396)	(21)
Total other income (expense)	(191)	8	(379)	38

Income before provision for income taxes	430	341	1,299	996
Provision for income taxes	(158)	(189)	(706)	(484)

Net income	$272	$152	$593	$512

Basic and diluted net income per common share:
Basic	$0.01	$0.01	$0.02	$0.02
Diluted	$0.01	$0.00	$0.01	$0.01

Weighted average number of common shares outstanding:
Basic	34,346	27,948	34,218	27,442
Diluted	44,267	46,875	44,138	45,882

Comprehensive income:
Net income	$272	152	$593	$512
Foreign currency translation adjustments	388	-	94	-
Unrealized gain on marketable securities	134	-	131	-
Comprehensive income	$794	152	$818	$512

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$593	$512
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	671	114
Amortization of financing costs	129	--
Bad debt expense	57	36
Stock-based compensation expense	115	179
Changes in operating assets and liabilities:
Accounts receivable	2,827	(273)
Accrued revenues	(550)	263
Prepaid expenses and other assets	323	35
Deferred taxes	(170)	331
Accounts payable	(423)	415
Accrued expenses	729	(767)
Deferred revenue	(410)	42

Net cash provided by operating activities	3,891	887

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(118)	(111)
Capitalized software development and other intangibles	(155)	(58)
Pre-acquisition costs	--	(300)
Acquisitions, net of cash acquired	(31)	(5,791)

Net cash used in investing activities	(304)	(6,260)

Condensed Consolidated Statements of Cash Flows continued on next page.
See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt and capital lease obligations	(1,158)	--
Proceeds from long-term debt, net of financing costs	25	6,067
Exercise of options and warrants for cash	--	723
Net cash (used in) provided by financing activities	(1,133)	6,790

Effect of exchange rate changes on cash	41	--

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,495	1,417

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,472	6,748

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,967	$8,165

SUPPLEMENTAL DISCLOSURES
Non-cash financing activities:
Conversion of Series A Preferred Stock to common shares	$888	$275
Shares issued to repay obligation to Inlog sellers	651	-

Cash paid for the period:
Interest on long-term debt, notes payable and capital lease obligations	303	21
Income taxes	101	745

See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

The accompanying consolidated financial statements include the accounts of Global Med Technologies, Inc., its Wyndgate division, its 83%-owned subsidiary PeopleMed.com, Inc. (“PeopleMed”), and its wholly-owned subsidiary Inlog and eDonor division from the dates of their acquisitions. Intercompany accounts and transactions are eliminated in consolidation. There is no minority interest reflected in the consolidated balance sheets at June 30, 2009 and December 31, 2008 because PeopleMed had a stockholders’ deficit.

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

Accounting Policies

The Company's accounting policies are set forth in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2008. There have been no changes to these policies through June 30, 2009 other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for nonfinancial assets and liabilities which did not have a significant impact on the Company’s financial condition or results of operations.

Recently Issued Accounting Pronouncements

SFAS 141(R). In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) became effective for the Company on January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on the Company's financial position, cash flows or results of operations.

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

FSP 157-2. In February 2008, the FASB approved FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No. 157, (“FSP SFAS 157-2”), which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to nonfinancial instruments. The Company elected the delayed adoption date for the portions of SFAS 157 impacted by FSP SFAS 157-2. The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company’s consolidated financial statements. The Company adopted the deferred portion of SFAS 157, applying its provisions to the nonrecurring fair value measurements of its nonfinancial assets and liabilities on January 1, 2009, and this did not have a material impact on the Company’s financial statements.

FSP 142-3. In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (FSP SFAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other intangible Assets (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FPS SFAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted FSP SFAS 142-3 on January 1, 2009. The adoption of FSP SFAS 142-3 did not have a material impact on the Company’s financial position or results of operations.

FSP 107-1 and APB 28-1. In April 2009, the FASB issued FSP SFAS No. 107-1 (“FSP 107-1”) and Accounting Principles Board 28-1 (“APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) and APB Opinion No. 28, Interim Financial Reporting, respectively, to require disclosures about fair value of financial instruments in financial statements, in addition to the annual financial statements as already required by SFAS 107. FSP 107-1 and APB 28-1 will be required for interim periods ending after June 15, 2009. As FSP SFAS 107-1 and APB 28-1 provide only disclosure requirements, the application of this standard will not have a material impact on the Company’s results of operations, cash flows or financial position.

SFAS 165. In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) which defines further disclosure requirements for events which occur after the balance sheet date but before financial statements are issued. SFAS 165 was effective for the Company beginning on April 1, 2009. In accordance with SFAS 165, the Company’s management has evaluated events subsequent to June 30, 2009 through August 13, 2009 which is the issuance date of this report. There has been no material event noted in this period which would either impact the results reflected in this report or the Company’s results going forward.

SFAS 168. In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standard Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which establishes the FASB Accounting Standards Codification™ (“Codification”) as the single source of authoritative accounting principles in the United States. SFAS 168 is effective for the Company’s quarter ending September 30, 2009 and is not intended to modify or alter prior authoritative guidance through the Codification. As such, it is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.    ACQUISITIONS

On June 26, 2008, the Company acquired 100% of the capital stock of Inlog, a developer of donor center and transfusion management systems as well as cellular therapy software, laboratory information systems and quality assurance medical software systems which are marketed internationally, to strategically expand the Company’s global presence. The purchase price included payments at closing consisting of $6.891 million in cash and 451,152 shares of the Company’s common stock, valued at $568 thousand, or $1.26 per share, the average closing price for the ten day period preceding the acquisition. In addition, the Company paid €400 thousand and issued 517,077 shares of common stock, valued at $651 thousand, or $1.26 per share, in June 2009. The Company is further obligated to pay €400 thousand and to issue its common stock with a market value of $651 thousand in June 2010. The market value of the shares to be issued is to be valued at the greater of the average closing price of the Company’s stock on the ten days preceding payment or $1.26. The Company may elect to pay cash in lieu of issuing shares. The aggregate non-contingent purchase price, including $1.200 million in transactions costs was $10.964 million. In addition, the Company is contingently obligated to pay up to $1.481 million in earn out consideration, based on 20% of operating income over five years.

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

Inlog is a wholly-owned subsidiary of the Company and eDonor operates as a division.

The total purchase price for the acquisitions was comprised of the following at June 30, 2009 (in thousands):

	Inlog	eDonor
Cash paid	$7,520	3,500
Common stock	1,219	1,500
Transaction costs	1,200	143
	9,939	5,143
Fixed future consideration to be paid:
Cash payment due by June 26, 2010 (1)	629
Common stock or cash to be issued by June 26, 2010	651
Discount on future consideration	(255)
	$10,964	$5,143

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

The Company is contingently obligated to pay up to $1.481 million in earn out consideration, based on 20% of Inlog’s operating income over five years. Any earn out consideration will be recognized when deemed probable and will be allocated to goodwill. Inlog had certain pre-acquisition contingencies related to litigation which were subsequently resolved favorably. The Company has adjusted its preliminary purchase price allocation for Inlog from what was presented in its Annual Report on Form 10-K for the year ended December 31, 2008, to reflect a revision to its acquisition costs estimates. The purchase price allocation for eDonor may be subject to further change. The following summarized unaudited pro forma financial information assumes the Inlog and eDonor acquisitions occurred on January 1, 2008 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$8,059	$8,252	$16,418	$16,847
Net income (loss)	$272	$(303)	$593	$253
Basic net income (loss) per share	$0.01	$(0.01)	$0.02	$0.01
Diluted net income (loss) per share	$0.01	$(0.01)	$0.01	$0.01

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

3.    PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

	June 30,	December 31,
	2009	2008
Computer hardware and software	$2,686	$2,551
Furniture and fixtures	676	691
Leasehold improvements	603	665
Machinery and equipment	605	596
	4,570	4,503
Less accumulated depreciation and amortization	(3,255)	(3,118)
Property and equipment, net	$1,315	$1,385

Depreciation expense for the three months ended June 30, 2009 and 2008 was $98 thousand and $57 thousand, respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 was $189 thousand and $99 thousand, respectively

4.    GOODWILL AND INTANGIBLES

Goodwill and intangible asset activity for the six months ended June 30, 2009 and the composition of the balances at June 30, 2009 is as follow (in thousands):

	Software	Intangibles	Goodwill
Net balance at December 31, 2008	$4,097	$1,642	$8,342
Additions	114	40	31
Amortization expense	(386)	(96)	-
Net foreign currency translation	20	6	95
Net balance at June 30, 2009	$3,845	$1,592	$8,468

Gross balance at June 30, 2009	$7,982	$1,783	$8,468
Accumulated amortization	(4,137)	(191)	-
Net balance at June 30, 2009	$3,845	$1,592	$8,468

The table above includes capitalized software development costs, plus the software, intangibles and goodwill recorded in connection with the Company’s acquisitions of Inlog and eDonor. The goodwill, software and intangibles of the Company’s Inlog subsidiary are denominated in local currencies and are subject to currency fluctuations.

Amortization expense for the three months ended June 30, 2009 and 2008 was $244 thousand and $11 thousand, respectively. Amortization expense for the six months ended June 30, 2009 and 2008 was $482 thousand and $15 thousand, respectively.

5. LONG-TERM DEBT AND OBLIGATIONS TO INLOG SELLERS

Long-term debt is comprised of the following (in thousands):
	June 30,	December 31,
	2009	2008
Revolving line of credit	$986	$983
Term loan	4,418	4,898
Subordinated term loan	1,392	1,400
Inlog notes payable and capital leases	627	639
Capital leases	4	11
	7,427	7,931
Less -- current portion	(1,189)	(1,168)
	$6,238	$6,763

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

Obligations to Inlog Sellers is comprised of the following (in thousands):

	June 30,	December 31,
	2009	2008
Cash payments due Inlog sellers	$525	$1,040
Amount payable to Inlog sellers in stock	609	1,217
	1,134	2,257
Less -- current portion	(1,134)	(1,167)
	$-	$1,090

6.    CREDIT RISK AND MARKET RISK

Accounts receivable are derived primarily from customers in the United States and Europe, with the United States representing approximately 46% and 71% of accounts receivable at June 30, 2009 and December 31, 2008, respectively, and Europe representing approximately 51% and 29% of accounts receivable at June 30, 2009 and December 31, 2008, respectively. The remaining 3% of the June 30, 2009 accounts receivable balance is from customers located in countries outside the United States and Europe. Historically, the Company has not required collateral or other security to support customer receivables. In order to reduce credit risk, the Company typically requires substantial down payments and progress payments during the course of an installation of its software products. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk or other circumstances specific to customers which may include the right of offset against amounts payable to the customer.

During the three months ended June 30, 2009 and 2008, approximately 64% and 96% of the Company’s revenue was derived from customers in the United States, respectively, and 36% and 4% of the Company’s revenue was derived from customers outside of the United States, primarily in Europe. During the six months ended June 30, 2009 and 2008, approximately 65% and over 98% of the Company’s revenue was derived from customers in the United States, respectively, and 35% and 2% of the Company’s revenue was derived from customers outside of the United States, primarily in Europe. Substantially all of the Company’s revenue outside of the United States comes from Inlog. No single customer accounted for more than 10% of the Company’s revenue in the three and six months ended June 30, 2009 and 2008.

Although the Company had no individual customers accounting for more than 10% of revenues, one of the Company’s marketing partners that sells the Company’s products directly to its customers accounted for 9% and 22% of revenues for the three months ended June 30, 2009 and 2008, respectively, and 9% and 24% of revenues during the six months ended June 30, 2009 and 2008, respectively. In addition, this same marketing partner accounted for 1% and 32% of gross accounts receivable as of June 30, 2009 and December 31, 2008, respectively.

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

The Company’s financial instruments consist primarily of cash, trade receivables, marketable securities, trade payables, and debt instruments. As of June 30, 2009, the historical cost of cash, trade receivables, and trade payables are considered to be representative of their respective fair values due to the short-term maturities of these items. At June 30, 2009 the fair value of the Company’s marketable securities was based upon quoted market prices for the securities owned by the Company which is a Level 1 input. The fair value of marketable securities had declined by $291 thousand as of June 30, 2009, which was comprised of $271 thousand in unrealized losses and $20 thousand in cumulative foreign currency translation adjustments. The net book value of the Company’s long-term debt and obligations to Inlog sellers was approximately $8.565 million as of June 30, 2009 and their fair value was approximately $8.559 million at that date, based on the Company’s current incremental borrowing rate.

8. COMMITMENTS AND CONTINGENCIES Litigation

In September 2002, the Company filed a lawsuit against Donnie L. Jackson, Jr., its former Vice President of Sales and Marketing. The Company alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving the Company, Mr. Jackson became a management employee of one of the Company’s competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company was required to deposit $1.004 million with the Superior Court in the State of California in the County of El Dorado, which represented potential fees and attorneys’ costs the Company could be required to pay in the event it did not prevail on appeal. Based on information available at the time and upon the advice of counsel, the Company recorded a litigation accrual in 2005 equal to the amount of the escrow deposit. In December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. In May 2007, the $1.004 million escrow deposit was returned to the Company along with $80 thousand in accrued interest. The Company continues to maintain its $1.004 million legal accrual as of June 30, 2009 under SFAS No. 5, Accounting for Contingencies.

The Company’s Inlog subsidiary is a party to a dispute with a former client, for which it established a legal accrual prior to Global Med’s acquisition. Based on information currently available, Global Med believes the legal accrual in the amount of $353 thousand at June 30, 2009 is adequate to cover the Company’s liability should there be an adverse outcome in the Inlog matter.

9.    INDUSTRY SEGMENTS AND FOREIGN REVENUE

The Company operates in one industry segment: the design, development, and market and support information management software products for blood banks, hospitals, centralized transfusion centers, laboratories and other health care related facilities. Revenues are derived from the licensing of software, maintenance, the provision of consulting and other value-added support services, and the resale of software obtained from vendors. During the three months ended June 30, 2009 and 2008, approximately 36% and 4% of the Company’s revenue was derived from customers outside of the United States, primarily in Europe. For the six months ended June 30, 2009, revenue from customers in foreign locations was 35% from Europe, the Middle East and Africa. Revenue from customers in foreign locations for the six months ended June 30, 2008 was less than 3% of the consolidated revenue.

10.   STOCK-BASED COMPENSATION

The following summarizes the Company’s stock options activity for the six months ended June 30, 2009:

			Weighted Average Remaining Contractual Term

		Weighted Average Exercise Price
				Aggregate Intrinsic Value
	Shares

Outstanding at January 1, 2009	8,597,136	$0.83
Granted	140,001	0.75
Exercised	--	--
Canceled or expired	(25,600)	1.00
Outstanding at June 30, 2009	8,711,537	$0.83	3.86	$765,000
Exercisable at June 30, 2009	7,741,463	$0.81	3.41	$771,000

There were no options exercised during the six months ended June 30, 2009. During the six months ended June 30, 2008, 162 thousand options were exercised with an intrinsic value of $72 thousand and cash received from the exercise of the stock options was $137 thousand.

During the six months ended June 30, 2009, options were granted to purchase 140,001 shares of the Company’s common stock. The grant date estimated fair value of the options granted was $95 thousand and the options vest over twelve months. The estimated fair value was determined using the Black-Scholes pricing model using the following assumptions: risk-free rate of return –3.29%; expected volatility 101.6%; expected life (in years) – 10. Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. As of June 30, 2009, the Company anticipates all outstanding options will vest. No options were granted during the six months ended June 30, 2008.

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended June 30, 2009.

		Weighted Average Fair Value

	Shares
Nonvested at January 1, 2009	920,700	$1.00
Granted	140,001	0.68
Canceled or expired	(4,200)	1.15
Vested	(86,427)	$1.10
Nonvested at June 30, 2009	970,074	$0.95

During the three month periods ended June 30, 2009 and 2008, the Company recognized non-cash stock option compensation expense of $16 thousand and $73 thousand, respectively. During the six month periods ended June 30, 2009 and 2008, the Company recognized non-cash stock option compensation expense of $57 thousand and $179 thousand, respectively. As of June 30, 2009, there was $848 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of two years.

The Company had 10,137,292 warrants to purchase shares of Global Med common stock outstanding at June 30, 2009 and December 31, 2008. The warrants are exercisable at an average exercise price of $0.72 per share and expire in the years 2009 to 2013. No warrants were exercised during the six months ended June 30, 2009. During the six months ended June 30, 2008, 808,334 warrants were exercised and net cash received upon the exercise of the warrants was $586 thousand.

The following summarizes the Company’s restricted stock activity for the six months ended June 30, 2009:

		Weighted Average Grant Date Fair Value

	Shares

Nonvested at January 1, 2009	72,003	$1.27
Granted	-	-
Vested	(32,836)	1.27
Nonvested at June 30, 2009	39,167	$1.27

During the three month periods ended June 30, 2009 and 2008, the Company recognized no non-cash share-based compensation expense related to the vesting of restricted stock. During the six month periods ended June 30, 2009 and 2008, the Company recognized non-cash share-based compensation expense related to the vesting of restricted stock of $58 thousand and $0, respectively. As of June 30, 2009, the future pre-tax stock-based compensation expense for restricted stock was $49 thousand, to be recognized through 2010.

11.    NET INCOME PER SHARE

Basic earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted shares outstanding is calculated factoring in stock options, and warrants outstanding, and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Antidilutive shares as of June 30, 2009 totaled 10,072,292

The following tables set forth the computation of basic and diluted weighted average number of commons shares outstanding for the six months ended June 30, 2009 and 2008, respectively, (in thousands):

	Six Months Ended June 30,
	2009	2008
Weighted average number of shares used in the basic
Earnings per share computation	34,218	27,442
Effect of dilutive securities:
Common stock options	815	3,353
Common stock warrants	15	4,580
Restricted stock	41	--
Preferred stock convertible securities	8,044	10,481
Contingently issuable shares associated
with Inlog acquisition	1,005	26
Dilutive securities	9,920	18,440
Adjusted weighted average number of shares used in
diluted earnings per share computation	44,138	45,882

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

We acquired our Inlog S.A. subsidiary on June 26, 2008 for $10.964 million in a combination of cash and stock. We are also contingently obligated to pay up to $1.481 million in earn out consideration over the next five years. Inlog has been developing, implementing, and supporting its blood bank and laboratory information management solutions since 1992 and currently supplies over 800 sites in 15 countries with its products. Its product line consists of five primary products: EdgeBlood (for the donor center market), EdgeTrace (for the hospital transfusion market), EdgeLab (a laboratory information system “LIS”), EdgeCell (cellular therapy for tissue banks, stem cell centers and cord blood centers) and SAPA (a regulatory compliance and document management solution). Inlog recently completed the national installation of its EdgeBlood product in France where all of that country’s 2.5 million annual blood donations are transacted through EdgeBlood including blood collections, infectious disease testing, component manufacturing and distribution. In addition to France, Inlog has software applications in Germany, Austria, Belgium, Switzerland, Greece and Monaco, among other countries.

Our eDonor™ product, which we acquired on August 1, 2008 with the acquisition of substantially all of the assets of Blueridge Solutions, L.C., for $3.5 million in cash and the issuance of $1.5 million of our common stock, is a web-based donor relationship management system that integrates recruitment, scheduling, retention and fulfillment for blood donation centers of all sizes. As of June 30, 2009, eDonor was in use at 77 sites.

We derive our revenues from the sale of software licenses, annual maintenance fees, implementation fees, consulting fees and other value added support services. Annual maintenance fees represented over 50% of our revenue for the year ended December 31, 2008 and 50.3% and 41.7% for the six month period ended June 30, 2009 and 2008, respectively. Our maintenance services are generally sold under multi-year agreements. As such, they represent a fairly stable recurring revenue source for us as software maintenance tends to be a nondiscretionary expenditure for our customers. The majority of our software is sold under a perpetual license with a one-time license fee. Our software license fee revenue, which represented 21% of our revenue for the year ended December 31, 2008 and 17.7% and 30.1% for the six month periods ended June 30, 2009 and 2008, respectively, can fluctuate from period to period based on our customers’ buying decisions. In addition, our ability to recognize software license fees can be impacted by contract terms and the application of accounting rules for revenue recognition to contracts that include deliverable and non-deliverable software products, service for modification or customization of our software, acceptance criteria and other contingencies. In all cases, we assess whether the service element of our sales arrangement is essential to the functionality of the software or other elements of the arrangement. When software services are considered essential, or the arrangement involves customization or modification of the software, both the license fees and service revenues are recognized under the percentage of completion method based on input measures such as labor days. Currently, this is the standard arrangement for our Inlog subsidiary.

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

Critical Accounting Policies and Estimates

There have been no significant changes in or additions to our critical accounting policies during the three months ended June 30, 2009, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

SFAS 141(R). In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) became effective for the Company on January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on the Company's financial position, cash flows or results of operations.

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

FSP 142-3. In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (FSP SFAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other intangible Assets (SFAS 142). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS141(R) and other U.S. generally accepted accounting principles. FPS SFAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted FSP SFAS 142-3 on January 1, 2009. The adoption of FSP SFAS 142-3 did not have a material impact on the Company’s financial position or results of operations.

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

SFAS 165. In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”)which defines further disclosure requirements for events which occur after the balance sheet date but before financial statements are issued. SFAS 165 was effective for the Company beginning on April 1, 2009. In accordance with SFAS 165, the Company’s management has evaluated events subsequent to June 30, 2009 through August 13, 2009 which is the issuance date of this report. There has been no material event noted in this period which would either impact the results reflected in this report or the Company’s results going forward.

SFAS 168. In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standard Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which establishes the FASB Accounting Standards Codification™ (“Codification”) as the single source of authoritative accounting principles in the United States. SFAS 168 is effective for the Company’s quarter ending September 30, 2009 and is not intended to modify or alter prior authoritative guidance through the Codification. As such, it is not expected to have a material impact on the Company’s consolidated financial statements.

Comparison of the Results for the Three Months Ended June 30, 2009 and 2008

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended June 30, 2009 increased by $3.214 million or 66% to $8.059 million from $4.845 million for the three months ended June 30, 2008. Our acquisitions of Inlog and eDonor on June 26, 2008 and August 1, 2008, respectively, accounted for $3.473 million of the increase. Our Wyndgate and PeopleMed revenues decreased $259 thousand, or 5% over the three months ended June 30, 2008.

The table below shows the percentage composition of our revenues for the three months ended June 30:

	2009	2008
Maintenance	51.9%	41.8%
Consulting services	22.1%	28.9%
Software license fees	19.0%	24.6%
PeopleMed/other	7.0%	4.7%
Total revenue	100%	100%

At June 30, 2009, our sales backlog totaled $8.827 million compared to $5.534 million at June 30, 2008. Backlog represents software and services sold under signed contracts, which have not yet been recognized as revenue. The June 30, 2009 backlog balance included $3.801 million related to contracted software sales and $5.026 million related to implementation, training, validation and other services. At June 30, 2008, our backlog included $1.790 million related to contracted software sales and $3.744 million related to implementation, training, validation and other services.

Cost of revenue. Cost of revenues increased $1.307 million or 70% to $3.167 million for the three months ended June 30, 2009 from $1.860 million for the three months ended June 30, 2008. Acquisitions accounted for $1.567 million of the increase. The increase from acquisitions was partially offset by a $260 thousand, or 14%, decrease in cost of revenues from our Wyndgate business unit, primarily due to a decline in third party software sales, travel and employee-related cost reductions. These cost savings were partially offset by the reallocation of employees from research and development assignments in 2008 to software maintenance and technical support functions in 2009.

Gross profit. Gross profit increased $1.907 million or 64% to $4.892 million for the three months ended June 30, 2009 from $2.985 million for the three months ended June 30, 2008. While gross profit for the 2009 period increased over 2008 due to the increase in revenues, our gross profit as a percentage of total revenue declined to 60.7% for the three months ended June 30, 2009 from 61.6% for the three months ended June 30, 2008. The decline in gross margins is mainly attributable to the Inlog acquisition, as Inlog has historically achieved lower gross margins than our Wyndgate division.

General and administrative. General and administrative expenses increased $374 thousand or 33% to $1.520 million for the three months ended June 30, 2009 compared to $1.146 million for the three months ended June 30, 2008. Acquisitions accounted for $448 thousand of the increase, which was partially offset by a $74 thousand, or 6%, decrease in the expenses of our Wyndgate division. The decrease in Wyndgate costs was primarily due to a decline in travel and employee benefit costs and the elimination of discretionary expenses such as training.

Sales and marketing. Sales and marketing expenses increased $629 thousand, or 94% to $1.300 million for the three months ended June 30, 2009 compared to $671 thousand for the three months ended June 30, 2008. Our acquisitions of Inlog and eDonor accounted for $723 thousand of the increase which was partially offset by a $94 thousand, or 14%, decrease in the sales and marketing expenses of our Wyndgate division. This decline was primarily associated with the timing of promotional and trade show expenses and cost containment measures.

Research and development. Research and development expenses increased $342 thousand or 45% to $1.109 million for the three months ended June 30, 2009 compared to $767 thousand for the three months ended June 30, 2008. The acquisitions of Inlog and eDonor accounted for $663 thousand of the increase. The increase associated with acquisitions was partially offset by a $321 thousand, or 42%, decrease related to our Wyndgate division. This decrease related primarily to the allocation of approximately $146 thousand to cost of revenue resulting from the assignment of employees from research and development assignments in 2008 to maintenance and technical support functions in 2009, a reduction in contract labor and an increase in capitalized software development costs related to new products.

Depreciation and amortization. Depreciation and amortization of software and intangibles costs for the three months ended June 30, 2009 and 2008 were $342 thousand and $68 thousand, respectively, an increase of $274 thousand. Acquisitions accounted for $277 thousand of the increase which primarily represented amortization of purchased software and intangibles.

Income from operations. Our income from operations for the three months ended June 30, 2009 was $621 thousand compared to $333 thousand for the three months ended June 30, 2008. Our 2008 acquisitions produced a $222 thousand loss from operations, while our Wyndgate division produced operating income of $843 thousand for the three months ended June 30, 2009, an increase of $493 thousand, or 148% over the prior year. The increase in operating income related to our Wyndgate division resulted primarily from cost containment measures that reduced total cost of revenue by 14% and operating expenses by 19%. The net operating loss from our acquired companies of $222 thousand was net of $289 thousand in depreciation and amortization of purchased intangibles.

Interest income. Interest income for the three months ended June 30, 2009 and 2008 was $9 thousand and $25 thousand, respectively.

Interest expense. Interest expense for the three months ended June 30, 2009 and 2008 was $200 thousand and $17 thousand, respectively. The increase in interest expense was related to borrowings associated with the acquisitions of Inlog and eDonor. Interest expense for the three months ended June 30, 2009 includes a total of $66 thousand in non-cash amortization. This expense is comprised of $40 thousand in imputed interest on non-interest bearing obligations to the Inlog sellers and $26 thousand in amortization of debt discounts related to the Company's acquisitions.

Provision for income taxes. Income tax expense for the three months ended June 30, 2009 was $158 thousand, a decrease of $31 thousand over the three months ended June 30, 2008. Our effective tax rate for the three months ended June 30, 2009 was 37.0%, compared to 55.4% for the three months ended June 30, 2008. The decrease in the effective tax rate is principally due to stock-based compensation expense related to incentive stock options in 2008 that were not deductible for tax purposes.

Comparison of the Results for the Six Months Ended June 30, 2009 and 2008

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the six months ended June 30, 2009 increased by $6.980 million or 74% to $16.418 million from $9.438 million for the six months ended June 30, 2008. Our acquisitions of Inlog and eDonor on June 26, 2008 and August 1, 2008, respectively, accounted for $7.013 million of the increase. Our Wyndgate revenues decreased $33 thousand, or less than 1% over the six months ended June 30, 2008.

The table below shows the percentage composition of our revenues for the six months ended June 30:

	2009	2008
Maintenance	50.3%	41.7%
Consulting services	26.0%	24.0%
Software license fees	17.7%	30.1%
PeopleMed/other	6.0%	4.2%
Total revenue	100%	100%

Cost of revenue. Cost of revenues increased $2.789 million or 82% to $6.207 million for the six months ended June 30, 2009 from $3.418 million for the six months ended June 30, 2008. Acquisitions accounted for $3.063 million of the increase. The increase from acquisitions was partially offset by a $274 thousand, or 8%, decrease in cost of revenues for our Wyndgate division, primarily due to a decline in third party software sales and reductions in travel and employee-related costs. These cost savings were partially offset by the reallocation of employees from research and development assignments in 2008 to software maintenance and technical support functions in 2009.

Gross profit. Gross profit increased $4.191 million or 70% to $10.211 million for the six months ended June 30, 2009 from $6.020 million for the six months ended June 30, 2008. While gross profit for the 2009 period increased over 2008 due to the increase in revenues, our gross profit as a percentage of total revenue declined to 62.2. % for the six months ended June 30, 2009 from 63.8% for the six months ended June 30, 2008. The decline in gross margins is mainly attributable to the Inlog acquisition, as Inlog has historically achieved lower gross margins than our Wyndgate division.

General and administrative. General and administrative expenses increased $967 thousand or 47% to $3.032 million for the six months ended June 30, 2009 compared to $2.065 million for the six months ended June 30, 2008. Acquisitions accounted for $878 thousand of the increase. The remaining $89 thousand of the increase, which was associated with our Wyndgate operations, was primarily related to increased legal and accounting expenses of $168 thousand and $144 thousand in employee labor costs, partially offset by the elimination of discretionary expenses such as training.

Sales and marketing. Sales and marketing expenses increased $1.151 million, or 84% to $2.526 million for the six months ended June 30, 2009 compared to $1.375 thousand for the six months ended June 30, 2008. Our acquisitions of Inlog and eDonor accounted for $1.500 million of the increase. The increase associated with acquisitions was partially offset by a $349 thousand, or 25% decline in the sales and marketing expenses of our Wyndgate division. This decrease resulted from a decline in sales contractor expenses, employee benefit cost savings, lower commissions expense and a reduction in promotional and trade show expenses.

Research and development. Research and development expenses increased $796 thousand or 53% to $2.304 million for the six months ended June 30, 2009 compared to $1.508 million for the six months ended June 30, 2008. The acquisitions of Inlog and eDonor accounted for $1.407 million of the increase. The increase associated with acquisitions was partially offset by a $611 thousand, or 41%, decrease related to our Wyndgate division. This decrease related primarily to the allocation of approximately $376 thousand to cost of revenue resulting from the assignment of employees from research and development assignments in 2008 to maintenance and technical support functions in 2009, reduced travel expenses, a reduction in contract labor and an increase in capitalized software development costs related to new products.

Depreciation and amortization. Depreciation and amortization of software and intangibles costs for the six months ended June 30, 2009 and 2008 were $671 thousand and $114 thousand, respectively, an increase of $557 thousand. Acquisitions accounted for $551 thousand of the increase which primarily represented amortization of purchased software and intangibles.

Income from operations. Our income from operations for the six months ended June 30, 2009 and 2008 was $1.678 million and $958 thousand, respectively. Our 2008 acquisitions produced a $403 thousand loss from operations, while our Wyndgate division produced operating income of $2.081 million for the six months ended June 30, 2009, an increase of $1.106 million, or 115% over the prior year. The increase in operating income related to our Wyndgate division resulted primarily from cost containment measures that reduced total cost of revenue by 8% and operating expenses by 17%. The net operating loss from our acquired companies of $403 thousand was net of $563 thousand in depreciation and amortization of purchased intangibles.

Interest income. Interest income for the six months ended June 30, 2009 and 2008 was $17 thousand and $59 thousand, respectively.

Interest expense. Interest expense for the six months ended June 30, 2009 and 2008 was $396 thousand and $21 thousand, respectively. The increase in interest expense was related to borrowings associated with the acquisitions of Inlog and eDonor. Interest expense for the six months ended June 30, 2009 includes a total of $129 thousand in non-cash amortization. This expense is comprised of $79 thousand in imputed interest on non-interest bearing obligations to the Inlog sellers and $50 thousand in amortization of debt discounts related to the Company's acquisitions.

Provision for income taxes. Income tax expense for the six months ended June 30, 2009 was $706 thousand, an increase of $222 thousand over the six months ended June 30, 2008. Our effective tax rate for the six months ended June 30, 2009 was 54.4%, compared to 48.6% for the six months ended June 30, 2008. The increase in the effective tax rate is principally due to the pre-tax loss incurred by our Inlog subsidiary in France that is not deductible against the pre-tax income of our U.S.-based operations.

Liquidity and Capital Resources

Net cash provided by operations for the six months ended June 30, 2009 was $3.891 million. The primary components of the reconciliation of net income of $593 thousand to net cash provided by operations included the add back of non-cash charges for depreciation and amortization of $671 thousand, amortization of financing costs of $129 thousand, stock-based compensation of $115 thousand, and a provision for bad debt expense of $57 thousand. Additional cash flow from operations was provided by a net decrease in working capital of $2.326 million. The operating cash flows of our Inlog subsidiary are highly seasonal as the majority of its annual maintenance and support fees are billed and collected during the first six months of the year, while the fourth quarter is characterized by annual cash outflows for taxes and mandated employee-related payments. Consequently, Inlog’s cash flows tend to be the highest during the first half of the year and the lowest during the second half of the year. Due to Inlog’s significance, our consolidated cash flows from operations are expected to follow this pattern.

Our investing activities resulted in a net cash outflow of $304 thousand for the six months ended June 30, 2009, which was comprised of $118 thousand for the purchase of property and equipment, $155 thousand for capitalized software development and other intangibles costs, and $31 thousand in additional acquisition costs associated with our purchase of Inlog.

Cash used in financing activities for the six months ended June 30, 2009 was $1.133 million, which was comprised of the repayment of long-term debt and capital lease obligations in the amount of $1.158 million which was principally related to debt incurred in the acquisition of our Inlog subsidiary. The repayment of long-term debt was partially offset by proceeds from new long-term debt of $25 thousand. Effective March 19, 2009, we amended our loan agreements with Silicon Valley Bank and Partners for Growth II LLP relating to our revolving line of credit, term loan and subordinated term loan in the aggregate gross amount of $7.5 million. The amendments waived our failure to comply with specified loan covenants for the quarter ended December 31, 2008 and modified the liquidity ratio and free cash flow covenants for the remaining term of the agreements. The amendments increased the annual interest rate by 0.5% on our revolving credit line and term loan. In connection with the amendment with our subordinated lender, we agreed to amend the exercise price of the lender’s warrant to $0.72 per share and to pay a one-time cash payment of $30,450 and a waiver fee of $2,500.

The net positive effect of foreign exchange rates on changes in cash was $41 thousand.

As of June 30, 2009, we had cash and cash equivalents of $6.967 million. Based on our sales backlog at June 30, 2009, our recent cost reduction measures and our current projections, we believe that our cash reserves and expected positive cash flow from operations will be adequate to meet our operating needs, capital expenditure requirements and contractual obligations at least through 2009. However, worsening general economic conditions or a prolonged recession could reduce our revenue and cash receipts to a point that they would not be sufficient to meet our operating needs and other obligations. If this were to be the case, we are prepared to take action to further reduce our operating costs or take other measures to increase or maintain our liquidity. While we currently have no plans to raise additional capital, we may need to raise additional capital through future debt or equity financing and there can be no assurances that such capital will be available or available at favorable rates.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

We acquired Inlog on June 26, 2008 and have not yet completed the procedures necessary to evaluate if Inlog’s internal controls over financial reporting are effective. The systems and process documentation, evaluation and testing required by Section 404 of the Sarbanes-Oxley Act of 2002 for our Inlog subsidiary is in process.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In September 2002, Global Med filed a lawsuit against Donnie L. Jackson, Jr., Global Med’s former Vice President of Sales and Marketing. Global Med alleges, among other things, that prior to his resignation in July 2002 Mr. Jackson misappropriated certain trade secrets of Global Med. After leaving Global Med, Mr. Jackson became a management employee of one of our competitors. On March 30, 2005, the Superior Court of the State of California in and for the County of El Dorado granted the motion for summary judgment for Donnie L. Jackson, Jr. On September 1, 2005, the Company was required to deposit $1.004 million with the Superior Court in the State of California in the County of El Dorado, which represented potential fees and attorneys’ costs that we could be required to pay in the event we did not prevail on appeal. Based on information available at the time and upon the advice of counsel, we recorded a litigation accrual in 2005 equal to the amount of the escrow deposit. In December 2006, the summary judgment was reversed by the California Court of Appeals and the matter was remanded to the trial court. In May 2007, the $1.004 million escrow deposit was returned to us along with $80 thousand in accrued interest. We continue to maintain our $1.004 million legal accrual as of June 30, 2009 and December 31, 2008 under SFAS No. 5, Accounting for Contingencies.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEEDS

On June 25, 2009, we issued 517,077 shares of our common stock to the sellers of our Inlog subsidiary, in satisfaction of $651 thousand of debt incurred in connection with the acquisition of Inlog. Exemption from registration under the 1933 Act was based on the grounds that the issuance of such securities did not involve a public offering within the meaning of Section 4(2) of the 1933Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

Employment Agreement

On August 11, 2009, we entered into an employment agreement (the “Employment Agreement”) with Scott Dustin, Vice President – Sales and Marketing the Americas. The Employment Agreement has an initial term from November 1, 2008 through October 31, 2009, which initial term automatically renews for additional one year periods. The Employment Agreement provides for an initial annual base salary of $127,050. Mr. Dustin is also entitled to participate in Global Med’s sales commission plan and, subject to restrictions, all of the Company's employee benefit plans.

In the event that Mr. Dustin’s employment is terminated by the Company for cause or if he resigns without good reason then Mr. Dustin would be entitled to his base salary through the date of termination, including any accrued but unused vacation time. In the event that Mr. Dustin’s employment is terminated by the Company for any reason other than cause, death or disability or if Mr. Dustin terminates his employment for good reason or the Employment Agreement is not renewed by the Company, then Mr. Dustin will be entitled to the severance payments specified in the Employment Agreement. The Employment Agreement includes provisions that prohibit Mr. Dustin from disclosing Global Med’s confidential information and trade secrets, assigns all intellectual property developed by him in the course of his employment to the Company, and prohibits certain solicitations by Mr. Dustin during the term of the Employment Agreement and for a period of one year following termination of his employment.

Earnings Release

On August 13, 2009, Global Med issued a press release relating to its results for the second quarter ended June 30, 2009. A copy of the press release is attached to this Quarterly Report on Form 10-Q as Exhibit 99.1. Such press release shall not be deemed “filed” for purposes of Section 18 of the 1934 Act, or otherwise subject to the liabilities of that section, and it shall not be deemed incorporated by reference in any filing under the 1933 Act or under the 1934 Act, whether made before or after the date hereof, except as expressly set forth by specific reference in such filing.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.103	Executive Employment Agreement effective as of November 1, 2008 between the
Company and Tim Pellegrini
10.104	Executive Employment Agreement effective as of November 1, 2008 between the
Company and Gerald Willman
10.105	Executive Employment Agreement effective as of November 1, 2008 between the
Company and Miklos Csore
10.106	Executive Employment Agreement effective as of November 1, 2008 between the
Company and Scott Dustin
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities
Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities
Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release issued by Global Med Technologies Inc. on August 13, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 13, 2009	GLOBAL MED TECHNOLOGIES, INC.

/s/ Michael I. Ruxin, M.D.
Michael I. Ruxin, M.D. Chairman of the Board
and Chief Executive Officer

Date:	August 13, 2009	/s/ Karen B. Davis
Karen B. Davis, Chief Financial Officer