Form 10-Q
period 2009-09-30
GLOBAL MED TECHNOLOGIES INC
filed 2009-11-12
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009.
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
                                                                                                                                                                   Yes   ☐          No   ☒

     As of November 8, 2009 the registrant had 36,343,009 common shares outstanding.

GLOBAL MED TECHNOLOGIES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     GLOBAL MED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$6,470	$4,472
Marketable securities	329	188
Accounts receivable, net of allowance for uncollectible accounts	2,856	6,257
of $601 and $502, respectively
Accrued revenues, net of allowance for uncollectible accounts	2,131	1,617
of $28 and $28, respectively
Prepaid expenses and other assets	1,470	1,692
Total current assets	13,256	14,226

Property and equipment, net	1,249	1,385
Software, net	3,732	4,097
Intangibles, net	1,563	1,642
Goodwill	8,664	8,342
Deferred income taxes	88	92
Total assets	$28,552	$29,784

Condensed Consolidated Balance Sheets continued on next page.
See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,031	$1,248
Accrued expenses	5,158	4,703
Deferred revenue	4,761	6,361
Current portion of litigation accrual	365	347
Current deferred income taxes	524	461
Current portion of long-term debt, notes payable and
capital lease obligations	1,197	1,168
Current portion of obligations to Inlog sellers, related party	1,173	1,167

Total current liabilities	14,209	15,455

Long-term debt and capital lease obligations	5,976	6,763
Obligation to Inlog’s sellers, related party	--	1,090
Litigation accrual	--	1,004
Other long-term liabilities	73	61

Total liabilities	20,258	24,373

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Convertible Preferred Stock Series A, $.01 par value:	5,060	5,948
Authorized shares – 100; 5 and 6 issued and outstanding at
September 30, 2009 and December 31, 2008
Convertible Preferred Stock Series BB, $.01 par value:	--	--
Authorized shares – 675; none issued and outstanding
Preferred stock, $.01 par value: Authorized shares – 5,725;	--	--
none issued or outstanding
Common stock, $.01 par value: Authorized shares –
90,000; Issued and outstanding shares– 36,211 and 34,067
at September 30, 2009 and December 31, 2008, respectively	362	340
Additional paid-in capital	61,863	60,311
Accumulated deficit	(58,082)	(59,779)
Accumulated comprehensive loss	(909)	(1,409)
Total stockholders’ equity	8,294	5,411

Total liabilities and stockholders' equity	$28,552	$29,784

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share information)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008
Revenues	$7,257	$6,940	$23,675	$16,378
Cost of revenues	2,812	2,759	9,018	6,177

Gross profit	4,445	4,181	14,657	10,201

Operating expenses:
General and administrative	1,857	1,682	4,891	3,747
Legal accrual reversal	(1,004)	-	(1,004)	-
Sales and marketing	777	1,055	3,302	2,430
Research and development	1,319	1,214	3,623	2,722
Depreciation and amortization	372	348	1,043	462
Total operating expenses	3,321	4,299	11,855	9,361

Income from operations	1,124	(118)	2,802	840

Other income (expense):
Interest income	7	27	25	86
Interest expense	(171)	(191)	(567)	(212)
Total other income (expense)	(164)	(164)	(542)	(126)

Income before provision for income taxes	960	(282)	2,260	714
Income taxes (expense) benefit	143	54	(563)	(430)

Net income	$1,103	$(228)	$1,697	$284

Basic and Diluted net income per common share:
Basic	$0.03	$(0.01)	$0.05	$0.01
Diluted	$0.02	$(0.01)	$0.04	$0.01

Weighted average number of common shares outstanding:
Basic	35,891	30,754	34,775	28,546
Diluted	45,532	30,754	44,415	46,898

Comprehensive Income:
Net income (loss)	$1,103	$(228)	$1,697	$284
Foreign currency translation adjustments	263	(971)	357	(971)
Unrealized gain (loss) on marketable securities	12	(328)	143	(328)
Comprehensive Income (loss)	$1,378	$(1,527)	$2,197	$(1,015)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,697	$284
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,043	462
Amortization of financing costs	168	39
Bad debt expense	81	47
Stock-based compensation expense	178	281
Changes in operating assets and liabilities:
Accounts receivable	3,391	512
Accrued revenues	(441)	1,094
Prepaid expenses and other assets	334	(97)
Deferred taxes	(78)	328
Accounts payable	(247)	631
Accrued expenses	401	(1,504)
Litigation accrual	(1,004)	--
Deferred revenue	(1,651)	(963)

Net cash provided by operating activities	3,872	1,114

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(151)	(267)
Capitalized software development and other intangibles	(184)	(148)
Acquisitions, net of cash acquired	(32)	(9,464)

Net cash used in investing activities	(367)	(9,879)

Condensed Consolidated Statements of Cash Flows continued on next page.
See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(In thousands)
(Unaudited)

	Nine months ended September 30,

	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt and capital lease obligations, net of	(1,454)	(123)
Proceeds
Proceeds of long-term debt, net of financing costs	25	7,354

Exercise of options and warrants for cash	23	1,421
Tax associated with cashless exercise of options	(146)	-
Net cash (used in) provided by financing activities	(1,552)	8,652

Effect of exchange rate changes on cash	45	(116)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,998	(229)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,472	6,748

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,470	$6,519

SUPPLEMENTAL DISCLOSURES
Non-cash financing activities:
Conversion of Series A Preferred Stock to common shares	$888	$635
Shares issued to repay obligation to Inlog sellers	651	568

Cash paid for the period:
Interest on long-term debt, notes payable and capital lease obligations	432	109
Income taxes	106	749

See accompanying notes to the unaudited condensed consolidated financial statements.

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

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

The accompanying consolidated financial statements include the accounts of Global Med Technologies, Inc., its Wyndgate division, its 83%-owned subsidiary PeopleMed.com, Inc. (“PeopleMed”), and its wholly-owned subsidiary Inlog and eDonor division from the dates of their acquisitions. Intercompany accounts and transactions are eliminated in consolidation. There is no non-controlling interest reflected in the consolidated balance sheets at September 30, 2009 and December 31, 2008, because the non-controlling interest is not material to the financial statements.

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

Accounting Policies

The Company's accounting policies are set forth in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2008. There have been no changes to these policies through September 30, 2009 other than the adoption of Accounting Standards Codification ASC 820 “Fair Value Measurements and Disclosures,” previously known as SFAS 157, “Fair Value Measurements”, for nonfinancial assets and liabilities which did not have a significant impact on the Company’s financial condition or results of operations.

Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2009 was 25%, compared to 60% for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, due to the projected results for 2009, the Company released additional valuation allowance. As a result of the release of the valuation allowance our estimated annual effective tax rate was reduced for all of 2009.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 168 – “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of SFAS 162. SFAS 168 provides that the FASB Accounting Standards Codification (the “Codification”) is the single source of U.S. GAAP in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative guidance for SEC registrants. The Codification was not meant to create new accounting and reporting guidance, but rather to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into accounting topics within a consistent organizational structure. The Codification supersedes all existing non-SEC accounting and reporting standards and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description that follows, the Company will provide reference to both the Codification Topic reference and the previously authoritative references, if applicable, in “italics” related to Codification Topics and Subtopics, as appropriate.

(Included in Accounting Standards Codification ASC 805 “Business Combination,” previously known as SFAS 141 (revised 2007), “Business Combinations”). In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) became effective for the Company on January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial position, cash flows or results of operations.

(Included in Accounting Standards Codification ASC 810 “Consolidation,” previously known as FASB 160). In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 was effective for the Company beginning January 1, 2009. The adoption of SFAS 160 did not have a material impact on the financial statements.

(Included in Accounting Standards Codification ASC 820 “Fair Value Measurements and Disclosures,” previously known as SFAS 157, “Fair Value Measurements”). In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157 as it relates to financial assets and liabilities. The new disclosures required by SFAS 157 are included in Note 7.

(Included in Accounting Standards Codification ASC 820 “Effective Date of FASB Statement No. 157,” previously known as FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157”). In February 2008, the FASB approved FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No. 157”, (“FSP SFAS 157-2”), which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to nonfinancial instruments. The Company elected the delayed adoption date for the portions of SFAS 157 impacted by FSP SFAS 157-2. The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company’s consolidated financial statements. The Company adopted the deferred portion of SFAS 157, applying its provisions to the nonrecurring fair value measurements of its nonfinancial assets and liabilities on January 1, 2009, and this did not have a material impact on the Company’s financial statements.

(Included in Accounting Standards Codification ASC 350 previously known as FSP SFAS No. 142- an amendment of FASB Statement No. 142, Goodwill and Other intangible Assets). In April 2008, the FASB issued FSP SFAS No. 142-3, (FSP SFAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other intangible Assets (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FPS SFAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted FSP SFAS 142-3 on January 1, 2009. The adoption of FSP SFAS 142-3 did not have a material impact on the Company’s financial position or results of operations.

(Included in Accounting Standards Codification ASC 825 “Disclosures about Fair Value of Financial Instrument” previously known as FSP 107-1 and APB 28-1.) In April 2009, the FASB issued FSP SFAS No. 107-1 (“FSP 107-1”) and Accounting Principles Board 28-1 (“APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) and APB Opinion No. 28, Interim Financial Reporting, respectively, to require disclosures about fair value of financial instruments in financial statements, in addition to the annual financial statements as already required by SFAS 107. FSP 107-1 and APB 28-1 will be required for interim periods ending after June 15, 2009. As FSP 107-1 and APB 28-1 provide only disclosure requirements, the application of this standard will not have a material impact on the Company’s results of operations, cash flows or financial position.

(Included in Accounting Standards Codification ASC 855 “Subsequent Events” previously known SFAS 165). In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) which defines further disclosure requirements for events which occur after the balance sheet date but before financial statements are issued. SFAS 165 was effective for the Company beginning on April 1, 2009. In accordance with SFAS 165, the Company’s management has evaluated events subsequent to September 30, 2009 through November 11, 2009 which is the issuance date of this report. There has been no material event noted in this period which would either impact the results reflected in this report or the Company’s results going forward.

(Included in Accounting Standards Codification ASC 605 “Multiple-Deliverable Revenue Arrangements”). In October 2009, the FASB issued authoritative direction on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. ASC 605 will be effective for our Company beginning fiscal year 2011, with earlier adoption permitted. We believe adoption of this new guidance will not have a material impact on our financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.    ACQUISITIONS

On June 26, 2008, the Company acquired 100% of the capital stock of Inlog, a developer of donor center and transfusion management systems as well as cellular therapy software, laboratory information systems and quality assurance medical software systems which are marketed internationally, to strategically expand the Company’s global presence. The purchase price included payments at closing consisting of $6.891 million in cash and 451,152 shares of the Company’s common stock, valued at $568 thousand, or $1.26 per share, the average closing price for the ten day period preceding the acquisition. In addition, the Company paid €400 thousand and issued 517,077 shares of common stock, valued at $651 thousand, or $1.26 per share, in June 2009. The Company is further obligated to pay €400 thousand and to issue its common stock with a market value of $651 thousand in June 2010. The market value of the shares to be issued is to be valued at the greater of the average closing price of the Company’s stock on the ten days preceding payment or $1.26. The Company may elect to pay cash in lieu of issuing shares. The aggregate non-contingent purchase price, including $1.200 million in transactions costs was $10.964 million. In addition, the Company is contingently obligated to pay up to $1.481 million in earn out consideration, based on 20% of operating income over five years. The Company had not accrued any earn out consideration for the nine months ended September 30, 2009. As of September 30, 2009, earned out consideration had been earned nor was it deemed probable that any would be paid as of this date.

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

Inlog is a wholly-owned subsidiary of the Company and eDonor operates as a division.

The total purchase price for the acquisitions was comprised of the following at September 30, 2009 (in thousands):

Summary of purchase price:
	Inlog	eDonor
Cash paid	$7,520	$3,500
Common stock	1,219	1,500
Transaction costs	1,200	143
	9,939	5,143
Fixed future consideration to be paid:
Cash payment due by June 26, 2010 (1)	629
Common stock or cash to be issued by June 26, 2010	651
Discount on future consideration	(107)
	$11,112	$5,143

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

The Company is contingently obligated to pay up to $1.481 million in earn out consideration, based on 20% of Inlog’s operating income over five years. Any earn out consideration will be recognized when deemed probable. As of September 30, 2009 this has not been deemed probable. The Company has adjusted its preliminary purchase price allocation for Inlog from what was presented in its Annual Report on Form 10-K for the year ended December 31, 2008, to reflect a revision to its acquisition costs estimates. The following summarized unaudited pro forma financial information assumes the Inlog and eDonor acquisitions occurred on January 1, 2008 (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

Revenues	$7,257	$7,129	$23,675	$23,976
Net income	$1,103	$(205)	$1,697	$48
Basic net income per share	$0.03	$(0.01)	$0.05	$0.01
Diluted net income per share	$0.02	$(0.01)	$0.04	$0.00

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

3. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

	September 30,	December 31,
	2009	2008
Computer hardware and software	$2,711	$2,551
Furniture and fixtures	676	691
Leasehold improvements	619	665
Machinery and equipment	613	596
	4,619	4,503
Less accumulated depreciation and amortization	(3,370)	(3,118)
Property and equipment, net	$1,249	$1,385

Depreciation expense for the three months ended September 30, 2009 and 2008 was $117 thousand and $108 thousand, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $306 thousand and $207 thousand, respectively.

4.    GOODWILL AND INTANGIBLES

Goodwill and intangible asset activity for the nine months ended September 30, 2009 and the composition of the balances at September 30, 2009 is as follow (in thousands):

	Software	Intangibles	Goodwill
Net balance at December 31, 2008	$4,097	$1,642	$8,342
Additions	145	40	32
Amortization expense	(590)	(147)	-
Net foreign currency translation	80	28	290
Net balance at September 30, 2009	3,732	$1,563	$8,664

Gross balance at September 30, 2009	$8,096	$1,808	$8,664
Accumulated amortization	(4,364)	(245)	-
Net balance at September 30, 2009	$3,732	$1,563	$8,664

The table above includes capitalized software development costs, plus the software, intangibles and goodwill recorded in connection with the Company’s acquisitions of Inlog and eDonor. The goodwill, software and intangibles of the Company’s Inlog subsidiary are denominated in local currencies and are subject to currency fluctuations.

Amortization expense for the three months ended September 30, 2009 and 2008 was $255 thousand and $240 thousand, respectively. Amortization expense for the nine months ended September 30, 2009 and 2008 was $737 thousand and $255 thousand, respectively.

5.    LONG-TERM DEBT AND OBLIGATIONS TO INLOG SELLERS

Long-term debt is comprised of the following (in thousands):
	September 30,	December 31,
	2009	2008
Revolving line of credit	$988	$983
Term loan	4,177	4,898
Subordinated term loan	1,406	1,400
Inlog notes payable and capital leases	602	639
Capital leases	-	11
	7,173	7,931
Less -- current portion	(1,197)	(1,168)
	$5,976	$6,763

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

Obligations to Inlog Sellers is comprised of the following (in thousands):

	September 30,	December 31,
	2009	2008
Cash payments due Inlog sellers	$555	$1,040
Amount payable to Inlog sellers in stock	618	1,217
	1,173	2,257
Less -- current portion	(1,173)	(1,167)
	$-	$1,090

6.    CREDIT RISK AND MARKET RISK

Accounts receivable are derived primarily from customers in the United States and Europe, with the United States representing approximately 42% and 71% of accounts receivable at September 30, 2009 and December 31, 2008, respectively, and Europe representing approximately 56% and 29% of accounts receivable at September 30, 2009 and December 31, 2008, respectively. The remaining 2% of the September 30, 2009 accounts receivable balance is from customers located in countries outside the United States and Europe. Historically, the Company has not required collateral or other security to support customer receivables. In order to reduce credit risk, the Company typically requires substantial down payments and progress payments during the course of an installation of its software products. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk or other circumstances specific to customers which may include the right of offset against amounts payable to the customer.

During the three months ended September 30, 2009 and 2008, approximately 67% and 62% of the Company’s revenue was derived from customers in the United States, respectively, and 33% and 38% of the Company’s revenue was derived from customers outside of the United States, primarily in Europe. During the nine months ended September 30, 2009 and 2008, approximately 65% and over 83% of the Company’s revenue was derived from customers in the United States, respectively, and 35% and 17% of the Company’s revenue was derived from customers outside of the United States, primarily in Europe. Substantially all of the Company’s revenue outside of the United States comes from Inlog. No single customer accounted for more than 10% of the Company’s revenue in the three and nine months ended September 30, 2009 and 2008.

Although the Company had no individual customers accounting for more than 10% of revenues, one of the Company’s marketing partners that sells the Company’s products directly to its customers accounted for 10% and 9% of revenues for the three months ended September 30, 2009 and 2008, respectively, and 9% and 17% of revenues during the nine months ended September 30, 2009 and 2008, respectively. In addition, this same marketing partner accounted for 5% and 32% of gross accounts receivable as of September 30, 2009 and December 31, 2008, respectively.

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

The Company’s financial instruments consist primarily of cash, trade receivables, marketable securities, trade payables, and debt instruments. As of September 30, 2009, the historical cost of cash, trade receivables, and trade payables are considered to be representative of their respective fair values due to the short-term maturities of these items. At September 30, 2009 the fair value of the Company’s marketable securities was based upon quoted market prices for the securities owned by the Company which is a Level 1 input. The fair value of marketable securities had declined by $267 thousand as of September 30, 2009, which was comprised of $258 thousand in cumulative unrealized losses and $9 thousand in cumulative foreign currency translation adjustments. The net book value of the Company’s long-term debt and obligations to Inlog sellers was approximately $8.346 million as of September 30, 2009 and their fair value was approximately $8.341 million at that date, based on the Company’s current incremental borrowing rate.

8. COMMITMENTS AND CONTINGENCIES Litigation

On September 23, 2002, Global Med and PeopleMed.com, Inc. (“PeopleMed”) filed a complaint against Donnie L. Jackson, Jr. (“Jackson”) in a lawsuit entitled Global Med Technologies, Inc. v. Donnie L. Jackson, Jr., et al, El Dorado Superior Court Case No. PC 20020576 (the “Lawsuit”). The Lawsuit has been settled and claims have been released. No amount was paid by Global Med to Jackson or Mediware Information Systems, Inc. (“Mediware”) and no amount was paid by Jackson or Mediware to Global Med in connection with such settlement. Jackson made a representation as part of the settlement that he does not have possession of any trade secret or proprietary material of Plaintiffs as so described in Plaintiffs’ complaint for damages. During 2005, the Company set up a legal accrual in the amount of $1.004 million and expensed the same amount. As a result of the above, the Company reversed the $1.004 million legal accrual and the related expense during the three and nine months ended September 30, 2009.

The Company’s Inlog subsidiary is a party to a dispute with a former client, for which it established a legal accrual prior to Global Med’s acquisition. Based on information currently available, Global Med believes the legal accrual in the amount of $365 thousand at September 30, 2009 is adequate to cover the Company’s liability should there be an adverse outcome in the Inlog matter.

9.    INDUSTRY SEGMENTS AND FOREIGN REVENUE

The Company operates in one industry segment: the design, development, and market and support information management software products for blood banks, hospitals, centralized transfusion centers, laboratories and other health care related facilities. Revenues are derived from the licensing of software, maintenance, the provision of consulting and other value-added support services, and the resale of software obtained from vendors. During the three months ended September 30, 2009 and 2008, approximately 33% and 38% of the Company’s revenue was derived from customers outside of the United States, primarily in Europe. For the nine months ended September 30, 2009, revenue from customers in foreign locations was 35% from Europe, the Middle East and Africa. Revenue from customers in foreign locations for the nine months ended September 30, 2008 was less than 18% of the consolidated revenue.

10.   STOCK-BASED COMPENSATION

The following summarizes the Company’s stock options activity for the nine months ended September 30, 2009:

			Weighted Average Remaining Contractual Term

		Weighted Average Exercise Price
				Aggregate Intrinsic Value
	Shares

Outstanding at January 1, 2009	8,597,136	$0.83
Granted	140,001	0.75
Exercised	(351,453)	0.59
Canceled or expired	(1,043,747)	1.52
Outstanding at September 30, 2009	7,341,937	$0.87	3.95	$1,161,054
Exercisable at September 30, 2009	6,646,864	$0.85	3.66	$1,142,554

During the nine months ended September 30, 2009, 351 thousand options were exercised with an intrinsic value of $332 thousand and cash received from the exercise of the stock options was $23 thousand. During the nine months ended September 30, 2008, 1.151 million options were exercised with an intrinsic value of $910 thousand and cash received from the exercise of the stock options was $458 thousand.

During the nine months ended September 30, 2009, options were granted to purchase 140,001 shares of the Company’s common stock. The grant date estimated fair value of the options granted was $95 thousand and the options vest over twelve months. The estimated fair value was determined using the Black-Scholes pricing model using the following assumptions: risk-free rate of return 3.29%; expected volatility 101.6%; expected life (in years) 10. Under ASC 718, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. As of September 30, 2009, the Company anticipates all outstanding options will vest. No options were granted during the nine months ended September 30, 2008.

The following summarizes the activity of the Company’s stock options that have not vested for the nine months ended September 30, 2009.

		Weighted Average Fair Value

	Shares
Nonvested at September 30, 2009	920,700	$1
Granted	140,001	0.68
Canceled or expired	(204,200)	0.81
Vested	(161,428)	0.88
Nonvested at September 30, 2009	695,073	$1.03

During the three month periods ended September 30, 2009 and 2008, the Company recognized non-cash stock option compensation expense of $77 thousand and $74 thousand, respectively. During the nine month periods ended September 30, 2009 and 2008, the Company recognized non-cash stock option compensation expense of $134 thousand and $253 thousand, respectively. As of September 30, 2009, there was $631 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of two years.

The Company had 10,137,292 warrants to purchase shares of Global Med common stock outstanding at September 30, 2009 and December 31, 2008. The warrants are exercisable at an average exercise price of $0.73 per share and expire in the years 2009 to 2013. No warrants were exercised during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, 2.003 million warrants were exercised and $961 thousand of cash was received.

The following summarizes the Company’s restricted stock activity for the nine months ended September 30, 2009:

		Weighted Average Grant Date Fair Value

	Shares
Nonvested at January 1, 2009	72,003	$1.27
Canceled or expired	(3,056)	1.27
Vested	(37,001)	1.27
Nonvested at September 30, 2009	31,946	$1.27

During the three month periods ended September 30, 2009 and 2008, the Company recognized non-cash share-based compensation expense related to the vesting of restricted stock of $5 thousand and $28 thousand, respectively. During the nine month periods ended September 30, 2009 and 2008, the Company recognized non-cash share-based compensation expense related to the vesting of restricted stock of $44 thousand and $28 thousand, respectively. As of September 30, 2009, the future pre-tax stock-based compensation expense for restricted stock was $41 thousand, to be recognized through 2010.

11.    NET INCOME PER SHARE

Basic earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted shares outstanding is calculated factoring in stock options, and warrants outstanding, and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Antidilutive shares as of September 30,2009 totaled 10,708,095.

The following tables set forth the computation of basic and diluted weighted average number of commons shares outstanding for the nine months ended September 30, 2009 and 2008, respectively, (in thousands):

	Nine Months Ended September 30,
	2009	2008
Weighted average number of shares used in the basic
Earnings per share computation	34,775	28,546
Effect of dilutive securities:
Common stock options	670	3,010
Common stock warrants	296	4,563
Restricted stock	44	22
Preferred stock convertible securities	7,778	10,419
Contingently issuable shares associated	852	338
with Inlog acquisition
Dilutive securities	9,640	18,352
Adjusted weighted average number of shares used in
diluted earnings per share computation	44,415	46,898

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

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“1934 Act”), and Global Med intends that such forward-looking statements be subject to the safe harbors for such statements under such sections. Our forward-looking statements include, among other things, the plans and objectives of management for future operations of companies acquired during 2008, our plans and objectives relating to our business strategy, our planned product enhancements and new product development, our planned marketing efforts and the future economic performance of Global Med. These forward-looking statements are (1) identified by the use of terms and phrases such as “believe”, “expect”, “anticipate”, “assume”, “will”, “should”, “could”, “intend”, “plan”, “estimate”, “objective”, “goal” and other similar words and expressions, and (2) are subject to risks and uncertainties and represent our current expectations or beliefs concerning future events. Global Med cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors are described in greater detail in Global Med’s Annual Report on Form 10-K. Our forward-looking statements represent estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

General

Global Med is an international medical software company which develops regulated and non-regulated products and services for the healthcare industry. We are a leading provider of blood and laboratory systems and services and our products are deployed in 20 countries and serve over 2,100 transfusion centers, blood banks and laboratories.

Business Strategy

Global Med’s goal is to become a global supplier of critical care management information software. We plan to achieve this goal through a combination of organic growth and strategic acquisitions.

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

Global Med’s acquisition strategy is to purchase companies that sell software products that complement our current product mix, particularly companies focused on critical care management. We may use either equity or debt financing or our cash to make acquisitions.

Overview

Global Med designs, develops, markets and supports information management software products for blood banks, hospitals, centralized transfusion centers, laboratories and other health care related facilities.

We sell various core products and their related components through our Wyndgate division: SafeTrace®, SafeTrace Tx®, and our ElDorado™ product suite. SafeTrace is used by blood centers and hospitals to track blood donations. SafeTrace Tx is used primarily by hospitals and centralized transfusion services to help insure the quality of blood transfused into patient-recipients. Both products are designed to help the users comply with quality and safety standards of the FDA for the collection and management of blood and blood products. ElDorado DonorTM is intended as a comprehensive blood management software application designed to provide for the information system needs of donor centers and hospitals. Donor Doc™ is an electronic history questionnaire that assists in the blood donor screening process.

We acquired our Inlog S.A. subsidiary on June 26, 2008 for $10.964 million in a combination of cash and stock. We are also contingently obligated to pay up to $1.481 million in earn out consideration over the next five years. Inlog has been developing, implementing, and supporting its blood bank and laboratory information management solutions since 1992 and currently supplies over 800 sites in 15 countries with its products. Its product line consists of five primary products: EdgeBlood (for the donor center market), EdgeTrace (for the hospital transfusion market), EdgeLab (a laboratory information system “LIS”), EdgeCell (cellular therapy for tissue banks, stem cell centers and cord blood centers) and SAPA (a regulatory compliance and document management solution). Inlog recently completed the national installation of its EdgeBlood product in France where all of France’s 2.5 million annual blood donations are transacted through EdgeBlood including blood collections, infectious disease testing, component manufacturing and distribution. In addition to France, Inlog has software applications in Germany, Austria, Belgium, Switzerland, Greece and Monaco, among other countries.

Our eDonor™ product, which we acquired on August 1, 2008 with the acquisition of substantially all of the assets of Blueridge Solutions, L.C., for $3.5 million in cash and the issuance of $1.5 million of our common stock, is a web-based donor relationship management system that integrates recruitment, scheduling, retention and fulfillment for blood donation centers of all sizes. As of September 30, 2009, eDonor was in use at 91 sites.

We derive our revenues from the sale of software licenses, annual maintenance fees, implementation fees, consulting fees and other value added support services. Annual maintenance fees represented over 50% of our revenue for the year ended December 31, 2008 and 53.5% and 47.3% for the nine month period ended September 30, 2009 and 2008, respectively. Our maintenance services are generally sold under multi-year agreements. As such, they represent a fairly stable recurring revenue source for us as software maintenance tends to be a nondiscretionary expenditure for our customers. The majority of our software is sold under a perpetual license with a one-time license fee. Our software license fee revenue, which represented 21% of our revenue for the year ended December 31, 2008 and 16.2% and 22% for the nine month periods ended September 30, 2009 and 2008, respectively, can fluctuate from period to period based on our customers’ buying decisions. In addition, our ability to recognize software license fees can be impacted by contract terms and the application of accounting rules for revenue recognition to contracts that include deliverable and non-deliverable software products, service for modification or customization of our software, acceptance criteria and other contingencies. In all cases, we assess whether the service element of our sales arrangement is essential to the functionality of the software or other elements of the arrangement. When software services are considered essential, or the arrangement involves customization or modification of the software, both the license fees and service revenues are recognized under the percentage of completion method based on input measures such as labor days. Currently, this is the standard arrangement for our Inlog subsidiary.

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

Critical Accounting Policies and Estimates

There have been no significant changes in or additions to our critical accounting policies during the three months ended September 30, 2009, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 168 – “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of SFAS 162. SFAS 168 provides that the FASB Accounting Standards Codification (the “Codification”) is the single source of U.S. GAAP in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative guidance for SEC registrants. The Codification was not meant to create new accounting and reporting guidance, but rather to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into accounting topics within a consistent organizational structure. The Codification supersedes all existing non-SEC accounting and reporting standards and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description that follows, the Company will provide reference to both the Codification Topic reference and the previously authoritative references, if applicable, in “italics” related to Codification Topics and Subtopics, as appropriate.

(Included in Accounting Standards Codification ASC 805 “Business Combination,” previously known as SFAS 141 (revised 2007), “Business Combinations”). In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) became effective for the Company on January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial position, cash flows or results of operations.

(Included in Accounting Standards Codification ASC 810 “Consolidation,” previously known as FASB 160). In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 was effective for the Company beginning January 1, 2009. The adoption of SFAS 160 did not have a material impact on the financial statements.

(Included in Accounting Standards Codification ASC 820 “Fair Value Measurements and Disclosures,” previously known as SFAS 157, “Fair Value Measurements”). In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157 as it relates to financial assets and liabilities. The new disclosures required by SFAS 157 are included in Note 7.

(Included in Accounting Standards Codification ASC 820 “Effective Date of FASB Statement No. 157,” previously known as FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157”). In February 2008, the FASB approved FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No. 157”, (“FSP SFAS 157-2”), which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to nonfinancial instruments. The Company elected the delayed adoption date for the portions of SFAS 157 impacted by FSP SFAS 157-2. The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company’s consolidated financial statements. The Company adopted the deferred portion of SFAS 157, applying its provisions to the nonrecurring fair value measurements of its nonfinancial assets and liabilities on January 1, 2009, and this did not have a material impact on the Company’s financial statements.

(Included in Accounting Standards Codification ASC 350 previously known as FSP SFAS No. 142- an amendment of FASB Statement No. 142, Goodwill and Other intangible Assets). In April 2008, the FASB issued FSP SFAS No. 142-3, (FSP SFAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other intangible Assets (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FPS SFAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted FSP SFAS 142-3 on January 1, 2009. The adoption of FSP SFAS 142-3 did not have a material impact on the Company’s financial position or results of operations.

(Included in Accounting Standards Codification ASC 825 “Disclosures about Fair Value of Financial Instrument” previously known as FSP 107-1 and APB 28-1.) In April 2009, the FASB issued FSP SFAS No. 107-1 (“FSP 107-1”) and Accounting Principles Board 28-1 (“APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) and APB Opinion No. 28, Interim Financial Reporting, respectively, to require disclosures about fair value of financial instruments in financial statements, in addition to the annual financial statements as already required by SFAS 107. FSP 107-1 and APB 28-1 will be required for interim periods ending after June 15, 2009. As FSP SFAS 107-1 and APB 28-1 provide only disclosure requirements, the application of this standard will not have a material impact on the Company’s results of operations, cash flows or financial position.

(Included in Accounting Standards Codification ASC 855 “Subsequent Events” previously known SFAS 165). In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) which defines further disclosure requirements for events which occur after the balance sheet date but before financial statements are issued. SFAS 165 was effective for the Company beginning on April 1, 2009. In accordance with SFAS 165, the Company’s management has evaluated events subsequent to September 30, 2009 through November 11, 2009 which is the issuance date of this report. There has been no material event noted in this period which would either impact the results reflected in this report or the Company’s results going forward.

(Included in Accounting Standards Codification ASC 605 “Multiple-Deliverable Revenue Arrangements”). In October 2009, the FASB issued authoritative direction on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. ASC 605 will be effective for our Company beginning fiscal year 2011, with earlier adoption permitted. We believe adoption of this new guidance will not have a material impact on our financial statements.

Comparison of the Results for the Three Months Ended September 30, 2009 and 2008

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the three months ended September 30, 2009 increased by $317 thousand or 5% to $7.257 million from $6.940 million for the three months ended September 30, 2008. Our acquisition of eDonor on August 1, 2008 and Inlog on June 26, 2008, respectively, accounted for $216 thousand of the increase over the prior year’s period. Our Wyndgate and PeopleMed revenues increased $101 thousand, or 3% over the three months ended September 30, 2008. The increase in Wyndgate and PeopleMed revenues were primarily due to increased recognition of maintenance and implementation fees partially offset by a decrease in software license sales.

The table below shows the percentage composition of our revenues for the three months ended September 30:

	2009	2008
Maintenance	60.9%	53.2%
Consulting services	20.2%	23.0%
Software license fees	12.7%	21.1%
PeopleMed/other	6.2%	2.7%
Total Revenue	100%	100%

At September 30, 2009, our sales backlog totaled $8.6 million compared to $6.9 million at September 30, 2008. Backlog represents software and services sold under signed contracts, which have not yet been recognized as revenue. The September 30, 2009 backlog balance included $3.9 million related to contracted software sales and $4.7 million related to implementation, training, validation and other services. At September 30, 2008, our backlog included $2.6 million related to contracted software sales and $4.3 million related to implementation, training, validation and other services. The increase in backlog is related to an increase of approximately $3.4 million related to our Inlog and eDonor acquisitions. This increase was offset by a reduction in backlog at our Wyndgate division and PeopleMed subsidiary of approximately $1.7 million. Wyndgate’s reduction in backlog directly relates to reduced new system sales when comparing the first nine months of 2009 with the comparable period in 2008. We believe this reduction in new system sales is directly related to the impact of the recession in the United States.

Cost of revenue. Cost of revenues increased $53 thousand or 2% to $2.812 million for the three months ended September 30, 2009 from $2.759 million for the three months ended September 30, 2008. The eDonor and Inlog acquisitions accounted for $147 thousand of the increase. eDonor accounted for $107 thousand of the increase which is primarily due to the business operating under Global Med Technologies for three months in third quarter of 2009 versus two months in third quarter of 2008. The increase from acquisitions was partially offset by a $94 thousand, or 6%, decrease in cost of revenues from our Wyndgate business unit, primarily due to a decline in third party software sales, travel and employee benefit cost reductions. These cost savings were partially offset by the reallocation of employees from research and development assignments in 2008 to software maintenance and technical support functions in 2009 as well as an increase in direct labor.

Gross profit. Gross profit increased $264 thousand or 6% to $4.445 million for the three months ended September 30, 2009 from $4.181 million for the three months ended September 30, 2008. Gross profit as a percentage of total revenue increased to 61% for the three months ended September 30, 2009 from 60% for the three months ended September 30, 2008.

General and administrative. General and administrative expenses increased $175 thousand to $1.857 million for the three months ended September 30, 2009 compared to $1.682 million for the three months ended September 30, 2008. Expense at our acquisitions decreased by $24 thousand. This decrease was offset by a $ 25 thousand, or 2%, increase in the expenses of our Wyndgate division. The increase in Wyndgate costs was primarily due to an increase in the bonus accrual partially offset by a decrease in professional service fees.

Legal accrual. On September 23, 2002, Global Med and PeopleMed.com, Inc. ("PeopleMed") filed a complaint against Donnie L. Jackson, Jr. ("Jackson") in a lawsuit entitled Global Med Technologies, Inc. v. Donnie L. Jackson, Jr., et al., El Dorado Superior Court Case No. PC 20020576 (the "Lawsuit"). The Lawsuit has been settled and claims have been released. Prior to the notification of this settlement, the Company had expenses and accrued $1.004 million in legal expenses related to the uncertainty associated with the Lawsuit. The Company reversed the $1.004 million accrual during the three months ended September 30, 2009. There was no such comparable expense in the three months ended September 30, 2008.  See the section “Legal Proceedings” for further discussion.

Sales and marketing. Sales and marketing expenses decreased $278 thousand, or 26% to $777 thousand for the three months ended September 30, 2009 compared to $1.055 million for the three months ended September 30, 2008. Our acquisitions of eDonor and Inlog accounted for $74 thousand of the increase which was offset by a $352 thousand, or 51%, decrease in the sales and marketing expenses of our Wyndgate division. This decline was primarily associated with a decrease in commission and marketing expenses. During the three months ended September 30, 2009, the Company modified an agreement with one of its channel partners whereby the Company’s outstanding commission obligation to that channel partner in the amount of $196 thousand were eliminated. The $196 thousand in commissions had been expensed as of June 30, 2009 in accordance with the terms of the original agreement. In accordance with the terms of the contract modification, the $196 thousand in accrued charges was reversed during the three months ended September 30, 2009 reducing commissions expense by the same amount.

Research and development. Research and development expenses increased $105 thousand or 9% to $1.319 million for the three months ended September 30, 2009 compared to $1.214 thousand for the three months ended September 30, 2008. The acquisition of Inlog and eDonor accounted for $126 thousand of the increase. In addition, costs increased as a result of the reduction in capitalized software development costs of $57 thousand when compared with the comparable period in 2008. This increase was partially offset by a decrease in contract labor costs of $74 thousand.

Depreciation and amortization. Depreciation and amortization of software and intangibles costs for the three months ended September 30, 2009 and 2008 were $372 thousand and $348 thousand, respectively, an increase of $24 thousand. Acquisitions accounted for $30 thousand of the increase which primarily represented amortization of purchased software and intangibles. This was offset by a decrease in depreciation and amortization by our Wyndgate division of $6 thousand.

Income from operations. Our income from operations for the three months ended September 30, 2009 was $1.124 million compared to a loss from operations of $118 thousand for the three months ended September 30, 2008. Our 2008 acquisitions produced a $137 thousand loss from operations, while our Wyndgate division and PeopleMed subsidiary produced operating income of $1.261 million for the three months ended September 30, 2009, an increase of $1.351 million over the prior year. The increase in operating income related to our Wyndgate division resulted primarily from cost containment measures that reduced total cost of revenue by 6% and operating expenses by 7% exclusive of the legal accrual. In addition, the Company reversed the expense related to its $1.004 million accrual related to the Legal accrual. See the section “Legal Proceedings” for further discussion. The net operating loss from our acquired companies of $137 thousand included $315 thousand in depreciation and amortization of purchased intangibles.

Interest income. Interest income for the three months ended September 30, 2009 and 2008 was $7 thousand and $27 thousand, respectively.

Interest expense. Interest expense for the three months ended September 30, 2009 and 2008 was $171 thousand and $191 thousand, respectively. The decrease in interest expense was related to borrowings associated with the acquisitions of Inlog and eDonor. Interest expense for the three months ended September 30, 2009 includes a total of $39 thousand in non-cash amortization. This expense is comprised of $18 thousand in imputed interest on non-interest bearing obligations to the Inlog sellers and $21 thousand in amortization of debt discounts related to our acquisitions.

Benefit for income taxes. Income tax benefit for the three months ended September 30, 2009 was $143 thousand, an increase of $89 thousand over the three months ended September 30, 2008 when our income tax benefit was $54 thousand. During the three months ended September 30, 2009, due to the projected results for 2009, the Company released additional valuation allowance. As a result of the release of the valuation allowance we recognized a tax benefit for the three months ended September 30, 2009.

Comparison of the Results for the Nine Months Ended September 30, 2009 and 2008

Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.

Revenues for the nine months ended September 30, 2009 increased by $7.297 million or 45% to $23.675 million from $16.378 million for the nine months ended September 30, 2008. Our acquisitions of Inlog and eDonor on June 26, 2008 and August 1, 2008, respectively, accounted for $7.229 million of the increase. Our Wyndgate revenues increased $68 thousand, or less than 1% over the nine months ended September 30, 2008.

The table below shows the percentage composition of our revenues for the nine months ended September 30:

	2009	2008
Maintenance	53.5%	47.3%
Consulting services	24.2%	27.1%
Software license fees	16.2%	22.0%
PeopleMed/other	6.1%	3.6%
Total Revenue	100%	100%

Cost of revenue. Cost of revenues increased $2.841 million or 46% to $9.018 million for the nine months ended September 30, 2009 from $6.177 million for the nine months ended September 30, 2008. Acquisitions accounted for $3.209 million of the increase. The increase from acquisitions was partially offset by a $368 thousand, or 8%, decrease in cost of revenues for our Wyndgate division, primarily due to a decline in third party software sales and reductions in travel and employee-related costs. These cost savings were partially offset by the reallocation of employees from research and development assignments in 2008 to software maintenance and technical support functions in 2009.

Gross profit. Gross profit increased $4.456 million or 44% to $14.657 million for the nine months ended September 30, 2009 from $10.201 million for the nine months ended September 30, 2008. Gross profit as a percentage of total revenue increased to 62% for the nine months ended September 30, 2009 from 62% for the nine months ended September 30, 2008.

General and administrative. General and administrative expenses increased $1.144 million or 31% to $4.891 million for the nine months ended September 30, 2009 compared to $3.747 million for the nine months ended September 30, 2008. Acquisitions accounted for $855 thousand of the increase. The remaining $289 thousand of the increase, which was associated with our Wyndgate operations, was primarily related to increased direct labor costs and bonuses partially offset by employee benefit cost savings.

Legal accrual. In 2005, the Company had expensed and accrued $1.004 million in legal expenses related to the uncertainty associated with the Lawsuit.  The Lawsuit has been settled and claims have been released. The Company reversed the $1.004 million accrual during the nine months ended September 30, 2009. There was no such comparable expense in the nine months ended September 30, 2008. See the section “Legal Proceedings” for further discussion.

Sales and marketing. Sales and marketing expenses increased $901 thousand, or 25% to $3.302 million for the nine months ended September 30, 2009 compared to $2.430 million for the nine months ended September 30, 2008. Our acquisitions of Inlog and eDonor accounted for $1.574 million of the increase. The increase associated with acquisitions was partially offset by a $702 thousand, or 34% decline in the sales and marketing expenses of our Wyndgate division. This decrease resulted from a decline in sales contractor expenses, lower commission expense, a reduction in promotional and trade show expenses and increased cost allocations to our acquired entities. During the three months ended September 30, 2009, the Company modified an agreement with one of its channel partners whereby the Company’s outstanding commission obligations to that channel partner in the amount of $196 thousand were eliminated. The $196 thousand in commissions had been expensed in prior periods in accordance with the terms of the original agreement. In accordance with the terms of the contract modification, the $196 thousand in accrued charges was reversed during the nine months ended September 30, 2009 reducing commission expense by the same amount.

Research and development. Research and development expenses increased $901 thousand or 33% to $3.623 million for the nine months ended September 30, 2009 compared to $2.722 million for the nine months ended September 30, 2008. The acquisitions of Inlog and eDonor accounted for $1.533 million of the increase. The increase associated with acquisitions was partially offset by a $644 thousand, or 30%, decrease related to our Wyndgate division. This decrease related primarily to the allocation of approximately $400 thousand to cost of revenue resulting from the assignment of employees from research and development assignments in 2008 to maintenance and technical support functions in 2009, reduced travel expenses, a reduction in contract labor and employee benefit costs.

Depreciation and amortization. Depreciation and amortization of software and intangibles costs for the nine months ended September 30, 2009 and 2008 were $1.043 million and $462 thousand, respectively, an increase of $581 thousand. Acquisitions accounted for the entire increase which primarily represented amortization of purchased software and intangibles.

Income from operations. Our income from operations for the nine months ended September 30, 2009 and 2008 was $2.802 million and $840 thousand, respectively. Our 2008 acquisitions produced a $568 thousand loss from operations, while our Wyndgate division and PeopleMed subsidiary produced operating income of $3.370 million for the nine months ended September 30, 2009, an increase of $2.485 million, or 281% over the prior year. The increase in operating income related to our Wyndgate division resulted primarily from cost containment measures that reduced total cost of revenue by 8% and operating expenses by 14% exclusive of the reversal of the legal accrual. In addition, the Company reversed the expense related to its $1.004 million legal accrual. See the section “Legal Proceedings” for further discussion. The net operating loss from our acquired companies of $568 thousand was net of $878 thousand in depreciation and amortization of purchased intangibles.

Interest income. Interest income for the nine months ended September 30, 2009 and 2008 was $25 thousand and $86 thousand, respectively.

Interest expense. Interest expense for the nine months ended September 30, 2009 and 2008 was $567 thousand and $212 thousand, respectively. The increase in interest expense was related to borrowings associated with the acquisitions of Inlog and eDonor. Interest expense for the nine months ended September 30, 2009 includes a total of $168 thousand in non-cash amortization. This expense is comprised of $97 thousand in imputed interest on non-interest bearing obligations to the Inlog sellers and $71 thousand in amortization of debt discounts related to the Company's acquisitions.

Provision for income taxes. Income tax expense for the nine months ended September 30, 2009 was $563 thousand, an increase of $133 thousand over the nine months ended September 30, 2008, when our income tax expense was $430 thousand. Our effective tax rate for the nine months ended September 30, 2009 was 25%, compared to 60% for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, due to the projected results for 2009, the Company released additional valuation allowance. As a result of the release of the valuation allowance our estimated annual effective tax rate was reduced for all of 2009.

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended September 30, 2009 was $3.872 million. The primary components of the reconciliation of net income of $1.697 million to net cash provided by operations included the add back of non-cash charges for depreciation and amortization of $1.043 million, amortization of financing costs of $168 thousand, stock-based compensation of $178 thousand, and a provision for bad debt expense of $81 thousand. Additional cash flow from operations was provided by a net decrease in working capital of $705 thousand. The operating cash flows of our Inlog subsidiary are highly seasonal as the majority of its annual maintenance and support fees are billed and collected during the first nine months of the year, while the fourth quarter is characterized by annual cash outflows for taxes and mandated employee-related payments. Consequently, Inlog’s cash flows tend to be the highest during the first half of the year and the lowest during the second half of the year. Due to Inlog’s significance, our consolidated cash flows from operations are expected to follow this pattern.

Our investing activities resulted in a net cash outflow of $367 thousand for the nine months ended September 30, 2009, which was comprised of $151 thousand for the purchase of property and equipment, $184 thousand for capitalized software development and other intangibles costs, and $32 thousand in additional acquisition costs associated with our purchase of Inlog.

Cash used in financing activities for the nine months ended September 30, 2009 was $1.552 million, which was comprised of the repayment of long-term debt and capital lease obligations in the amount of $1.454 million which was principally related to debt incurred in the acquisition of our Inlog subsidiary and proceeds from debt of $25 thousand. The repayment of long-term debt was partially offset by $23 thousand received from the exercise of options . The Company also paid $146 thousand for the tax associated with the exercise of cashless options. Effective March 19, 2009, we amended our loan agreements with Silicon Valley Bank and Partners for Growth II LLP relating to our revolving line of credit, term loan and subordinated term loan in the aggregate gross amount of $7.5 million. The amendments waived our failure to comply with specified loan covenants for the quarter ended December 31, 2008 and modified the liquidity ratio and free cash flow covenants for the remaining term of the agreements. The amendments increased the annual interest rate by 0.5% on our revolving credit line and term loan. In connection with the amendment, we agreed to amend the exercise price of the lender’s warrant to $0.72 per share and to pay a one-time cash payment of $30,450 and a waiver fee of $2,500.

The net positive effect of foreign exchange rates on changes in cash was $45 thousand.

As of September 30, 2009, we had cash and cash equivalents of $6.470 million and a working capital deficit of $953 thousand. Based on our sales backlog at September 30, 2009, our recent cost reduction measures and our current projections, we believe that our cash reserves and expected positive cash flow from operations will be adequate to meet our operating needs, capital expenditure requirements and contractual obligations at least through 2010. However, worsening general economic conditions or a prolonged recession could reduce our revenue and cash receipts to a point that they would not be sufficient to meet our operating needs and other obligations. If this were to be the case, we are prepared to take action to further reduce our operating costs or take other measures to increase or maintain our liquidity. While we currently have no plans to raise additional capital, we may need to raise additional capital through future debt or equity financing and there can be no assurances that such capital will be available or available at favorable rates.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements.

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

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this assessment, our Chief Executive Officer and our Acting Chief Financial Officer have determined that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

We acquired Inlog on June 26, 2008 and have not yet completed the procedures necessary to evaluate if Inlog’s internal controls over financial reporting are effective. The systems and process documentation, evaluation and testing required by Section 404 of the Sarbanes-Oxley Act of 2002 for our Inlog subsidiary is in process.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 23, 2002, Global Med and PeopleMed.com, Inc. (“PeopleMed”) filed a complaint against Donnie L. Jackson, Jr. (“Jackson”) in a lawsuit entitled Global Med Technologies, Inc. v. Donnie L. Jackson, Jr., et al, El Dorado Superior Court Case No. PC 20020576 (the “Lawsuit”). The Lawsuit has been settled and claims have been released. No amount was paid by Global Med to Jackson or Mediware Information Systems, Inc. (“Mediware”) and no amount was paid by Jackson or Mediware to Global Med in connection with such settlement. Jackson made a representation as part of the settlement that he does not have possession of any trade secret or proprietary material of Plaintiffs as so described in Plaintiffs’ complaint for damages. During 2005, the Company set up a legal accrual in the amount of $1.004 million and expensed the same amount. As a result of the above, the Company reversed the $1.004 million legal accrual and the related expense during the three and nine months ended September 30, 2009.

The Company’s Inlog subsidiary is a party to a dispute with a former client, for which it established a legal accrual prior to Global Med’s acquisition. Based on information currently available, Global Med believes the legal accrual in the amount of $365 thousand at September 30, 2009 is adequate to cover the Company’s liability should there be an adverse outcome in the Inlog matter.

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

Earnings Release

On November 11, 2009, Global Med issued a press release relating to its results for the third quarter ended September 30, 2009. A copy of the press release is attached to this Quarterly Report on Form 10-Q as Exhibit 99.1. Such press release shall not be deemed “filed” for purposes of Section 18 of the 1934 Act, or otherwise subject to the liabilities of that section, and it shall not be deemed incorporated by reference in any filing under the 1933 Act or under the 1934 Act, whether made before or after the date hereof, except as expressly set forth by specific reference in such filing.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities
Exchange Act of 1934, as amended.
31.2	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the
Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Acting Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release issued by Global Med Technologies Inc. on November 11, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 11, 2009	GLOBAL MED TECHNOLOGIES, INC.

/s/ Michael I. Ruxin, M.D.
Michael I. Ruxin, M.D. Chairman of the Board
and Chief Executive Officer

Date:	November 11, 2009	/s/ Darren P. Craig
Darren P. Craig, Acting Chief Financial Officer