Form 10-K
period 2009-12-31
GLOBAL MED TECHNOLOGIES INC
filed 2010-03-16
CIK 1009463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, $.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sales price of its common stock on June 30, 2009 was $19,826,820.
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of March 1, 2010 was 38,445,725.

GLOBAL MED TECHNOLOGIES, INC.
FORM 10-K
December 31, 2009

Item	Page
14. Principal Accountant Fees and Services	71

PART IV

15. Exhibits, Financial Statements, Schedules	73

SIGNATURES	77
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“1934 Act”), and Global Med Technologies, Inc. (“Global Med”) intends that such forward-looking statements be subject to the safe harbors for such statements under such sections. Our forward-looking statements include, among other things, the plans and objectives of management for future operations of companies acquired during 2009, our plans and objectives relating to our business strategy, our planned product enhancements and new product development, our planned marketing efforts and the future economic performance of Global Med. These forward-looking statements are (1) identified by the use of terms and phrases such as “believe”, “expect”, “anticipate”, “assume”, “will”, “should”, “could”, “intend”, “plan”, “estimate”, “objective”, “goal” and other similar words and expressions, and (2) are subject to risks and uncertainties and represent our current expectations or beliefs concerning future events. Global Med cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors are described throughout this Annual Report on Form 10-K and include those outlined in Part I, Item 1A “RISK FACTORS”. Many of these factors are beyond our control. Our forward-looking statements represent estimates and assumptions only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

PART I
ITEM 1. DESCRIPTION OF BUSINESS
Overview
Global Med Technologies, Inc. was incorporated in the State of Colorado in December 1989. Our principal executive office is located at 12600 West Colfax, Suite C-420, Lakewood, Colorado 80215 and the telephone number for this office is (303) 238-2000. Our principal U.S. business office is located at 4925 Robert J. Mathews Parkway, Suite 100, El Dorado Hills, California and the telephone number for this office is (916) 404-8400. Our European headquarters is located at 235 rue de l’Etang, Limonest, France and the telephone number for this office is +33 (0) 478 66 53 53. Unless otherwise noted, or if the context otherwise requires, references in this Form 10-K to “Global Med”, “the Company”, “we”, “our”, and “us” refer to Global Med Technologies, Inc. and its subsidiaries.
Global Med Technologies, Inc. is an international medical software company that develops regulated and non-regulated products and services for the healthcare industry. We are a leading provider of blood and laboratory software systems and services and our products are deployed in 24 countries and serve over 2,300 transfusion centers, blood banks and laboratories.
Global Med’s domestic divisions are (1) Wyndgate Technologies®, a leader in software products and services for donor centers and hospital transfusion services; (2) eDonor®, which offers web-based donor relationship management systems; and (3) PeopleMed.com, Inc., which provides software validation, consulting and compliance solutions to hospitals and donor centers. PeopleMed.com, Inc. is owned 83% by Global Med Technologies, Inc., 11% by the Company’s Chairman and CEO, and 6% by third parties. Our European subsidiary, Inlog, S.A.S. (formerly Inlog S.A.), is a developer of donor center and transfusion management systems as well as cellular therapy software, laboratory information systems and quality assurance medical software systems which are marketed internationally.
Significant Developments
On January 31, 2010, Global Med, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Haemonetics Corporation, a Massachusetts corporation (“Haemonetics”), and Atlas Acquisition Corp., a Colorado corporation and a wholly-owned subsidiary of Haemonetics (the “Acquisition Sub”). Under the terms of the Merger Agreement, Acquisition Sub commenced a tender offer for shares of Global Med’s common stock, par value $0.01 per share (the “Global Med Common Stock”), at a price of $1.22 per share, net to the holders of Global Med’s Common Stock in cash, and for shares of Global Med’s Series A Convertible Preferred Stock, par value $0.01 per share (“Global Med Preferred Stock”), at a price of $1.22 per share on a converted to common stock basis, net to the holders of Global Med Preferred Stock in cash (the “Offer”). The Offer commenced on February 19, 2010 and will expire at 12:00 midnight, Boston Massachusetts time, on March 18, 2010, subject to certain extension rights and obligations set forth in the Merger Agreement. The Offer is conditioned on the tender of a majority of the outstanding shares of Global Med Common Stock and Global Med Preferred Stock and other customary conditions. Based on Global Med’s approximately 50 million diluted common equivalent shares outstanding, the estimated net value of the transaction is approximately $61 million.
Following the consummation of the Offer and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Acquisition Sub will merge into Global Med (the “Merger”) and Global Med shall continue as the surviving corporation. The closing of the Merger is subject to approval by holders of a majority of the then outstanding shares of Global Med Common Stock and Global Med Preferred Stock. The parties, however, have agreed that in the event that Acquisition Sub acquires at least 90% of the outstanding shares of each of Global Med Common Stock and Global Med Preferred Stock then outstanding on a fully diluted basis, pursuant to the Offer or otherwise, the parties shall take all necessary and appropriate action to cause the Merger to become effective as soon as practicable without a meeting of shareholders of Global Med or the solicitation of written consents of such shareholders, in accordance with applicable laws.

Following the announcement of the Merger Agreement, several lawsuits were filed against the Company, Acquisition Sub, Haemonetics, Michael I. Ruxin, M.D., Thomas F. Marcinek, Sarah L. Eames, T. Kendall Hunt and Robert R. Gilmore. (Dr. Ruxin, Mr. Marcinek, Ms. Eames, Mr. Hunt and Mr. Gilmore, collectively, the “Individuals” and together with the Company, Acqusition Sub, and Haemonetics, the “Defendants”). These actions allege, among other things, that the Individuals breached their fiduciary duties to Global Med’s stockholders, that the bidding mechanism was inadequate, and that the Individuals failed to take reasonable steps to maximize the value realizable for the shares of common stock. These actions were consolidated on March 10, 2010 into a single lawsuit. The plaintiffs seek, among other relief: (1) injunctive relief against Acquisition Sub’s acquisition of the Company’s shares through its cash tender offer; (2) monetary and/or rescissory damages; and (3) costs of the action, including the fees and expenses of attorneys and experts. On March 11, 2010, the plaintiffs filed a motion to seek a temporary restraining order to enjoin the Offer. The Company believes that these actions are without merit and plans to vigorously defend against them. See the section entitled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K for further discussion.
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
Our core products and their related components were developed by our Wyndgate division and include: SafeTrace®, SafeTrace Tx®, and our ElDorado™ product suite. As of December 31, 2009, these products were in use in over 800 sites in five countries. SafeTrace is used to assist community blood centers, hospitals, plasma centers and outpatient clinics in the U.S. in complying with the quality and safety standards of the U.S. Food and Drug Administration (the “FDA”) for the collection and management of blood and blood products. SafeTrace Tx is a transfusion management information system that is designed to be used by hospitals and centralized transfusion centers to help insure the quality of blood transfused into patient-recipients. SafeTrace Tx provides electronic cross-matching capabilities to help insure blood compatibility with patient-recipients and tracks, inventories, bills and documents all activities with blood products from the time blood products are received in inventory to the time the blood products are used or returned to blood centers. SafeTrace Tx complements SafeTrace, because the combined SafeTrace Tx and SafeTrace software system is also able to integrate hospitals with blood centers and provide a “vein-to-vein”® tracking of the blood supply.
Our ElDorado™ product suite represents the next generation of our software and we intend for it to provide a fully-integrated menu of blood management products using advanced tools and technologies. Donor Doc™, the first module of the ElDorado product suite was released in May 2007. Donor Doc is an electronic history questionnaire that assists in the blood donor screening process. In February 2008, we released ElDorado Donor, a comprehensive blood management software application designed to provide for the information system needs of blood banks and donor centers. The software manages, automates, and controls activities associated with donors, donor collections, testing, manufacturing, inventory, and distribution. ElDorado Donor was developed with scalability in mind and can manage the system needs of diverse facilities, from small hospital blood banks to community blood centers, to regional and national centers, both domestically and internationally. The blood management software has been designed with input from our technology workgroup which is comprised of leading industry representatives from around the world. The work group’s contributions were considered throughout the ElDorado Donor development process to produce a feature-rich and user-friendly solution.
Our Inlog S.A.S. (formerly Inlog S.A.) subsidiary, which we acquired on June 26, 2008, has been developing, implementing, and supporting its blood bank information management solutions since 1992 and currently supplies over 800 sites in 20 countries with its products. Its product line consists of five primary products: EdgeBlood (for the donor center market), EdgeTrace (for the hospital transfusion market), EdgeLab (a laboratory information system “LIS”), EdgeCell (cellular therapy for tissue banks, stem cell centers and cord blood centers) and SAPA (a regulatory compliance and document management solution). Inlog performed the national installation of its EdgeBlood product in France where all of that country’s 2.5 million annual blood donations are transacted through EdgeBlood including blood collections, infectious disease testing, component manufacturing and distribution. In addition to France, Inlog has software applications in Germany, Austria, Belgium, Canada, Switzerland, Greece and Monaco, among other countries.

Our eDonor™ product, which we acquired on August 1, 2008 with the acquisition of substantially all of the assets of Blueridge Solutions, L.C., is a web-based donor relationship management system that integrates recruitment, scheduling, retention and fulfillment for blood donation centers of all sizes. As of December 31, 2009, eDonor was in use at 93 sites.
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
With our acquisitions of Inlog and eDonor, our software products are now used in 20 countries, including the United States, Canada, and certain countries located in the European Union and Africa, among others. With the acquisition of Inlog, we immediately expanded our international footprint and with the acquisition of eDonor we gained a complementary product to our existing product offerings.
We intend to continue to commit significant research and development resources to the development of our ElDorado product suite, as well as to continuously improve our existing products. Some of our new products will be considered medical devices by the FDA and we will be required to obtain FDA 510(k) clearance for these medical devices prior to their sale or introduction into the U.S. market, as more fully discussed below in “Government Approval and Regulation”. During the years ended December 31, 2009 and 2008, total research and software development expenditures totaled $4.396 million and $3.824 million, respectively. Of the total expenditures during 2009 and 2008, $198 thousand and $284 thousand, respectively, were capitalized.
Government Approval and Regulation
The FDA considers software products used in the manufacture of blood and blood components and/or used in the maintenance of data used to evaluate the suitability of donors and the release of blood or blood components for transfusion or for further manufacturing to be “medical devices”. Consequently, our SafeTrace, SafeTrace Tx, ElDorado Donor, and DonorDoc products are considered medical devices and are subject to regulations adopted by governmental authorities, including the FDA, which govern blood center computer software products regulated as medical devices. As a medical device manufacturer, Global Med is required to register with the Center for Biologics Evaluation and Research (“CBER”), list its medical devices, and submit a pre-market notification or application for pre-market review (“510(k) clearance”). We have received and consistently maintained 510(k) clearance on our SafeTrace, SafeTrace Tx, ElDorado Donor and Donor Doc products, as required. In addition, we are required to follow applicable Quality System Regulations (“QSR”) of the FDA, which include extensive quality assurance, control and documentation requirements.
Our Inlog subsidiary is ISO 9001:2000 certified and its products have received the NF/ISO 25051/12119 certification indicating the highest level of quality regarding the design, testing and validation of its software, its documentation quality and the quality of its product support and maintenance.
Congress enacted the Health Insurance Portability and Accountability Act (“HIPAA”) of 1996 to improve the efficiency and effectiveness of the health care system. HIPAA included “Administrative Simplification” provisions that required the Department of Health and Human Services (“HHS”) to adopt national standards for electronic health transactions. Congress also recognized that advances in the introduction of electronic technology into wider use in the health care industry required federal standards and enforcement authority for maintaining the privacy, protection, and security of individually identifiable health information. The Office of Civil Rights of HHS, the agency responsible for enforcing HIPAA, has since promulgated and amended a Privacy Rule and a Security Rule to achieve these objectives.
HIPAA designates as covered entities health plans, health care clearinghouses, and health care providers who transmit health information in electronic form in connection with a transaction covered by HIPAA (‘Covered Entities”). Covered

Entities may engage other individuals and entities to assist in their performance of functions or activities that involve the use or disclosure of individually identifiable health information. These individuals and entities are referred to as business associates (“Business Associates”). Covered Entities and their Business Associates are required to enter into Business Associate Agreements in which the Business Associate agrees to be governed and abide by the applicable terms and conditions of HIPAA. Global Med would be considered a Business Associate of a customer if the customer is a Covered Entity and the nature of the relationship requires Global Med to use or disclose individually identifiable health information.
The American Recovery and Reinvestment Act (“ARRA”) recently enacted the HITECH Act which extends the scope of HIPAA to permit enforcement against business associates for a violation, establishes new requirements to notify the Office of Civil Rights of HHS of a breach of HIPAA, and allows the Attorneys General of the states to bring actions to enforce violations of HIPAA. Rules implementing various aspects of HIPAA are continuing to be developed. The HITECH Act imposes breach notification standards, and penalties for non-compliance, on Covered Entities and Business Associates that become aware of a breach of HIPAA. The breach notification requirements and potential penalties are more stringent if the Covered Entity or the Business Associate are not compliant with certain security standards designated by the Secretary of HHS. Regulations to implement the HITECH Act are in process. Many of Global Med’s software products were designed and developed to facilitate HIPAA compliance and we believe that the requirement for Covered Entities and their Business Associates to achieve and maintain HIPAA compliance will continue to create demand for our products and services.
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
Sales and Marketing
Our medical software products and services are sold through our direct sales force and through our 15 channel partners, most of which are engaged in the sale and marketing of laboratory information systems. Our direct sales force, consisting of four persons in the United States and six in Europe, tend to focus on blood donation centers, plasma centers, transfusion centers and hospitals that are purchasing a new blood management information system, replacing antiquated technology or sunsetted products, or upgrading their current system. We typically rely on our channel partners to reach potential customers who are purchasing a comprehensive laboratory information system, including a blood management information system.
As of December 31, 2009, our channel partners included McKesson, Cerner, Siemens Medical, Sunquest, QuadraMed, GE Medical Systems, Digi-trax Corporation, Omnitech, Orchard Software, BarcodesWest, CaridianBCT, Keane, CPSI, Fresenius Kabi and Biomedical Synergies, Inc., among others. One of our channel partners accounted for 9.1% and 14.5% of our revenue during 2009 and 2008, respectively and 34.0% and 32.1% of our gross accounts receivable as of December 31, 2009 and 2008, respectively. No other channel partner accounted for more than 10% of our revenue.
Customers
Customers for our products include some of the world’s most recognized names: Mayo Clinic, Stanford Hospitals, Cedar-Sinai, CHLA, City of Hope, UC San Diego, Memorial Sloan-Kettering, New York Presbyterian, French Blood Establishment, and over 2,100 hospitals and medical sites domestically and internationally. During the years ended December 31, 2009 and 2008, approximately 64% and 77% of our revenue was derived from customers in the United States, respectively, and 36% and 23% of our revenue was derived from customers outside of the United States, primarily in Europe. Substantially all of our revenue outside of the United States comes from Inlog. No single customer accounted for more than 10% of our revenue in 2009 and 2008.

Employees
As of March 8, 2010, we had 198 full-time employees, consisting of two employees in the corporate offices in Lakewood, Colorado, 49 employees at our business offices in El Dorado Hills, California, 20 employees at our eDonor offices in Phoenix, Arizona, 72 employees of our Inlog subsidiary that are located primarily in Limonest, France and the remainder are spread throughout the United States. We have employment agreements with our executive officers and certain key personnel. In addition, substantially all of our employees in France are subject to employment agreements. Our employees are not represented by a labor union or subject to collective bargaining agreements. We have never experienced a work stoppage and believe that our employee relations are satisfactory.
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
Risks Related to the Haemonetics Offer and the Merger
The delay or failure to consummate the Offer or the Merger with Haemonetics could materially and adversely affect our results of operations and our stock price.
On January 31, 2010, we entered into the Merger Agreement with Haemonetics and Acquisition Sub. On February 19, 2010, Acquisition Sub commenced the Offer. The Offer is conditioned on the tender of a majority of the outstanding shares of Global Med Common Stock and Global Med Preferred Stock and other customary conditions. Consummation of the Merger is subject to customary conditions, including, but not limited to, consummation of the Offer, and, if required under applicable law, approval of the Merger Agreement by our stockholders. We cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained, or that the Offer or the Merger will be successfully consummated as currently contemplated under the Merger Agreement or at all. As a result of the pending Offer and Merger:
•	the attention of our management and our employees may be diverted from day-to-day operations as they focus on consummating the Merger;

•	the Merger Agreement places a variety of restrictions and constraints on the conduct of our business outside of the ordinary course prior to the closing of the Merger or the termination of the Merger Agreement;

•	the pending Offer and the Merger may generate uncertainty among our customers; and

•	our ability to attract new employees and retain our existing employees may be harmed by uncertainties associated with the Merger, and we may be required to incur substantial costs to recruit replacements for lost personnel.
A delay in the consummation of the Offer or the Merger may exacerbate the occurrence of these events.
Furthermore, in the event that the Offer or the Merger is not completed:
•	our stockholders will not receive the consideration that Haemonetics has agreed to pay pursuant to the Merger Agreement, and our stock price may decline;
•	we have incurred and will incur significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Offer and Merger; and

•	under some circumstances, we may be required to pay a $2.6 million breakup fee to Haemonetics and reimburse Haemonetics for its expenses incurred in connection with the transactions contemplated by the Merger Agreement up to $500,000 in the aggregate
The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.
A purported stockholder class action lawsuit has been filed against Global Med, Haemonetics, Acquisition Sub and members of our Board of Directors and certain officers challenging the Merger Agreement and seeking a temporary restraining order to enjoin the Offer.
On February 9, 2010 and February 17, 2010, Global Med, Acquisition Sub, Haemonetics and the Individual Defendants were named as defendants in three purported class action lawsuits. On March 9, 2010, the plaintiffs jointly filed an amended class action complaint against the Defendants and on March 10, 2010 the court entered an order consolidating the three actions. These actions allege, among other things, that the Individuals breached their fiduciary duties to Global Med’s stockholders, that the bidding mechanism was inadequate, and that the Individuals failed to take reasonable steps to maximize the value realizable for the shares of common stock. The plaintiffs seek, among other relief: (1) injunctive relief against Acquisition Sub’s acquisition of the Company’s shares through its cash tender offer; (2) monetary and/or rescissory damages; and (3) costs of the action, including the fees and expenses of attorneys and experts. On March 10, 2010, the plaintiffs filed a motion to seek a temporary restraining order to enjoin the Offer. An unfavorable outcome in this lawsuit, including the granting of the temporary restraining order, could prevent or delay the consummation of the Offer or the Merger. While the Company believes that these actions are without merit and plans to vigorously defend against them, an unfavorable result in this litigation could be costly to Global Med and have a material adverse effect on our results of operations, liquidity and stock price. See the section entitled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K for further discussion of this lawsuit.
Risks Related to Our Business
Our reported revenue and operating results may fluctuate widely due to irregular sales cycles, contract terms and the application of accounting rules.
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
We are dependent on major channel partners to sell our products into certain markets.
Our medical software products and services are sold through our direct sales force and through our 15 channel partners, most of which are engaged in the sale and marketing of laboratory information systems. Our direct sales force tends to focus on blood donation centers, plasma centers, transfusion centers and hospitals that are purchasing a new blood management information system, replacing antiquated technology or sunsetted products, or upgrading their current system. We typically rely on our channel partners to reach potential customers who are purchasing a comprehensive LIS, including a blood management information system. One of our channel partners accounted for 9.1% and 14.5% of our revenue during 2009 and 2008, respectively, and our operating results may be adversely affected if we do not maintain such relationships.
We may not be able to realize our sales backlog as expected which could reduce our revenue and operating results.
As of December 31, 2009 our sales backlog of unrecognized revenue totaled $9.553 million. While this amount represents contracted sales for which revenue has not been recognized, we may ultimately not be able to realize the revenue as expected if our customer delays the project, or cancels the order, or is otherwise unable to move forward or if we are unable to complete the project for any reason.
Our recurring maintenance revenue could be reduced if we fail to meet service requirements.
During the year ended December 31, 2009, annual maintenance fees represented over 55% of our revenue. Our maintenance agreements range in term from single year to multi-year agreements. Maintenance consists of product bug fixes, continued regulatory compliance, and product updates. If we fail to continue to meet our maintenance commitments, a significant portion of our revenues could be at risk which could reduce our revenue and operating results.
Our results are vulnerable to general economic conditions.
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
The operating cash flows of our Inlog subsidiary are highly seasonal as the majority of its annual maintenance and support fees are billed and collected during the first quarter, while the fourth quarter is characterized by annual cash outflows for taxes and mandated employee-related payments. Consequently, Inlog’s cash flows tend to be the highest during the first half of the year and the lowest during the second half of the year. Due to Inlog’s significance, our consolidated cash flows from operations are expected to follow this pattern. In addition, our consolidated revenue and cash receipts may not be sufficient to meet our operating needs and other obligations. If this were to be the case, we may need to take action to reduce our operating costs or take other measures to increase or maintain our liquidity. There is no assurance that such actions will be sufficient to provide adequate cash flow to expand our business or continue to operate at our current levels. In addition, the Company is incurring significant costs associated with its acquisition by Haemonetics and in the defense of the purported class action lawsuits that were filed after the announcement of the Merger Agreement. As provided for in the Merger Agreement, there are certain conditions under which Haemonetics could cancel the Merger Agreement and the Company would be required to pay a $2.6 million breakup fee to Haemonetics and reimburse Haemonetics for its expenses incurred in connection with the transactions contemplated by the Merger Agreement up to $500,000 in the aggregate. If the Offer and the Merger are not consummated, the foregoing costs and expenses could materially and adversely impact the Company’s liquidity and could, under certain circumstances, result in the violation of certain debt covenants and acceleration of the Company’s debt obligations, or the Company could be required to raise outside financing to meet its operating and liquidity needs. If adequate funds are not available or are not available on acceptable terms, we may not have sufficient cash to operate our business, may have to forego strategic acquisitions or investments, defer our product development activities, delay introduction of new products, or otherwise restructure our business and operations.

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
Our business and our software products are subject to substantial competition which may adversely affect our ability to attract and retain customers.
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
Our revenue may be dependent on our ability to update and enhance our existing products and services and to develop new ones.
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
Our success depends in part on our ability to obtain and enforce intellectual property rights for our technology and software, both in the United States and in other countries. Our proprietary software is protected by the use of copyrights, trademarks, confidentiality agreements and license agreements that restrict the unauthorized distribution of our proprietary data and limit our software products to the customer’s internal use only. In addition, we have obtained a patent for our SafeTrace Tx product. While we have attempted to limit unauthorized use of our software products or the dissemination of our proprietary information, we may not be able to retain our proprietary software rights and prohibit the unauthorized use of proprietary information. Any patents, copyrights, or trademarks we have or may obtain may not be sufficiently broad to protect our products, may be subject to challenge, invalidated or circumvented and may not provide competitive advantages. In addition, our competitors may independently develop technologies or products that are substantially equivalent or superior. If our software products infringe upon the rights of others, we may be subject to suit for damages or an injunction to cease the use of such products. Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Although we are not aware of any intellectual property claims against us, we may be a party to litigation in the future that could force us to reduce our planned expenditures which could negatively impact our business operations. For example, on April 25, 2008, we received a letter from our patent counsel stating that a third party, Mediware, has filed for a reexamination of our issued patent. We believe our patent is valid and also believe it will prevail in any reexamination.
Our success also depends in part on our ability to develop commercially viable products without infringing the proprietary rights of others. We have not conducted freedom of use patent searches and patents may exist or could be filed which would have an adverse effect on our ability to market our products or maintain our competitive position with respect to our products.
Failure to comply with government regulations and requirements could preclude us from continuing to market our existing products or introducing new products which could adversely affect our revenue and results of operations.
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
We may be subject to product liability exposure.
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
We may pursue strategic acquisitions and if we are unable to successfully acquire or integrate these companies, we may not be able to grow our revenue.
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
We depend on our key personnel for the success of our business and the loss of one or more key personnel could have an adverse effect on our ability to manage our business.
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
Risks Related to International Operations
We face a number of risks associated with international operations
On June 26, 2008, we completed the acquisition of Inlog S.A. and its subsidiaries, including one located in Germany. We face a number of risks relating to remotely managing foreign operations including: linguistic and cultural differences; differing regulatory environments impacting our technology and our customer base; differing labor standards; difficulties and costs of staffing and managing international operations; different economic conditions; and potentially adverse tax consequences. Our failure to adequately acknowledge and manage these conditions and risks could adversely impact our revenue and our operating results.
We are subject to foreign exchange risks
We are subject to foreign exchange risks because we report our results from operations in U.S. dollars, while our Inlog subsidiary’s revenue and expenses are denominated in Euros and converted to U.S. dollars in consolidation. For the year ended December 31, 2009, Inlog accounted for approximately 35% of our total revenue. A decrease in the value of the Euro against the U.S. dollar could affect our consolidated profitability. We currently do not hold forward exchange contracts to manage the foreign currency exchange risk.
Risks Related to Our Stock
If “Penny Stock” regulations impose restrictions on the marketability of our common stock, the abilty of our shareholders to sell shares of our stock could be impaired.
The SEC has adopted regulations that generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share subject to certain exceptions. Exceptions include equity securities issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for more than three years, or (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Our common stock is currently trading at under $5.00 per share. Although we currently fall under one of the exceptions, if at a later time we fail to meet one of the exceptions, our common stock will be considered a penny stock. Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements, among others, may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to resell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.
Our common stockholders could face substantial potential dilution from our Series A Convertible Preferred Stock and outstanding stock options, warrants, unvested restricted stock and contingently issuable shares
As of March 3, 2010, we had 38.446 million shares of common stock outstanding. In addition, our outstanding Series A Preferred Stock was convertible into approximately 5.500 million shares (without giving effect to limitations on conversion) and outstanding stock options, warrants, contingently issuable shares to the Inlog sellers and unvested restricted stock totaled approximately 15.882 million shares as of that date (without giving effect to limitations on conversion). Accordingly, fully-diluted shares as of March 3, 2010 totaled approximately 59.828 million shares (without giving effect to limitations on conversion). We cannot predict the actual number of shares of common stock that will be issued upon the conversion our Series A Preferred Stock or upon the exercise of stock options and warrants however, existing common stockholders could experience significant dilution.
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
Our executive office is located in Lakewood, Colorado where we lease one thousand square feet under an agreement that expires in February 2013. We also lease approximately 19 thousand square feet of office space in El Dorado Hills, California, under a lease that expires in August 2013. Our eDonor division occupies approximately five thousand square feet of office space in Phoenix, Arizona under a lease that expires in April 2010 and our Inlog subsidiary headquarter offices are located in Limonest, France where we occupy approximately nine thousand square feet of office space under an agreement that it cancelable in October 2011. We believe that our existing facilities are generally adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS
On September 23, 2002, Global Med and PeopleMed.com, Inc. (“PeopleMed”) filed a complaint against Donnie L. Jackson, Jr. (“Jackson”) in a lawsuit entitled Global Med Technologies, Inc. v. Donnie L. Jackson, Jr., et al, El Dorado Superior Court Case No. PC 20020576 (the “Lawsuit”). The Lawsuit has been settled and claims have been released. No amount was paid by Global Med to Jackson or Mediware Information Systems, Inc. (“Mediware”) and no amount was paid by Jackson or Mediware to Global Med in connection with such settlement. Jackson made a representation as part of the settlement that he does not have possession of any trade secret or proprietary material of plaintiffs as so described in their complaint for damages. During 2005, the Company set up a legal accrual in the amount of $1.004 million and expensed the same amount. As a result of the above, the Company reversed the $1.004 million legal accrual and the related expense during the year ended December 31, 2009.
The Company’s Inlog subsidiary is a party to a dispute with a former client, for which it established a legal accrual prior to Global Med’s acquisition. Based on information currently available, Global Med believes the legal accrual in the amount of $365 thousand at December 31, 2009 is adequate to cover the Company’s liability should there be an adverse outcome in the Inlog matter.
On February 9, 2010, a shareholder of Global Med, Carmelo J. Corica (“Plaintiff Corica”) filed a purported class action lawsuit (the “CJC Action”) against the Company, Acquisition Sub, Haemonetics, Michael I. Ruxin, M.D., Thomas F.

Marcinek, Sarah L. Eames, T. Kendall Hunt and Robert R. Gilmore (Dr. Ruxin, Mr. Marcinek, Ms. Eames, Mr. Hunt and Mr. Gilmore, collectively, the “Individuals” and together with the Company, Acquisition Sub, and Haemonetics, the “Defendants”). The CJC Action alleges that the Individuals breached their fiduciary duties to Global Med’s stockholders and alleges that the sales process was neither honest nor fair, that the price offered is inadequate, and that the Merger Agreement contains terms that discourage other bidders and constrained Global Med’s ability to solicit any other offers. The CJC Action also alleges that Haemonetics and Global Med aided and abetted such alleged breach. Based on these allegations, the CJC Action seeks judgment that, among other relief: (1) provides injunctive relief that preliminarily and permanently enjoins the Offer; (2) rescinds the Offer if it is consummated; (3) directs the Defendants to account to Plaintiff Corica and other members of the class for all damages and any profits and other special benefits obtained by the Defendants as a result of director defendants’ breaches of their fiduciary duties; and (4) awards Plaintiff Corica the costs of the CJC Action, including the fees and expenses of Plaintiff Corica’s attorneys and experts. Global Med believes the CJC Action is without merit and plans to vigorously defend against it.
On February 17, 2010, a shareholder of Global Med, Joseph F. Sham (“Plaintiff Sham”), filed a purported class action lawsuit in the District Court Jefferson County in Golden, Colorado (the “JFS Action”), against the Defendants. The JFS Action purports to be brought individually and on behalf of all holders of Shares (other than the Defendants). The JFS Action alleges, among other things, that the Individuals breached their fiduciary duties to Global Med’s shareholders, that the bidding mechanism was inadequate, that the Individuals failed to take reasonable steps to maximize the value realizable for the Shares, and that the price offered is unconscionable, unfair, and inadequate and constitutes unfair dealing. The JFS Action also alleges that Acquisition Sub, Haemonetics and Global Med aided and abetted such alleged breach. Based on these allegations, the JFS Action seeks judgment that, among other relief: (1) provides injunctive relief against consummation of the Merger Agreement; (2) awards monetary and/or rescissory damages; and (3) awards Plaintiff Sham the costs of the JFS Action, including the fees and expenses of Plaintiff Sham’s attorneys and experts. Global Med believes the JFS Action is without merit and plans to vigorously defend against it.
Also on February 17, 2010, a shareholder of Global Med, Robert O’Brien (“Plaintiff O’Brien”), filed a purported class action lawsuit in the District Court Jefferson County in Golden, Colorado (the “O’Brien Action”), against the Defendants and Gerald Willman, Jr. (an officer of Global Med). The O’Brien Action purports to be brought individually and on behalf of all holders of Shares (other than the Defendants and Mr. Willman). The O’Brien Action alleges, among other things, that the sale of Global Med at the specified price is unfair and inadequate to Global Med shareholders, that the Merger Agreement contains terms that discourage other bidders from making successful competing offers, that certain of the Individuals were motivated to secure personal benefits, including employment agreements and change in control benefits, and that the Individuals breached their fiduciary duties in approving the Merger. The O’Brien Action also alleges that Acquisition Sub, Haemonetics and Global Med aided and abetted such alleged breach. Based on these allegations, the O’Brien Action seeks judgment that, among other relief: (1) provides injunctive relief against consummating the Merger; (2) directs the Individuals to exercise their fiduciary duties to obtain a transaction providing the best possible terms and consideration for Global Med’s shareholders; and (3) awards Plaintiff O’Brien the costs of the O’Brien Action, including the fees of Plaintiff O’Brien’s attorneys and experts. Global Med believes the O’Brien Action is without merit and plans to vigorously defend against it.
On March 9, 2010, Plaintiff Corica, Plaintiff Sham and Plaintiff O’Brien (together, the “Consolidated Plaintiffs”), having sought consolidation of the CJC Action, the Sham Action and the O’Brien Action pending in the District Court of Jefferson County in Golden, Colorado, jointly filed in each of these three lawsuits an amended class action complaint against the Defendants (the “Amended Complaint”). On March 10, 2010, the court entered an order consolidating the three actions. The consolidated action is captioned Carmelo J. Corica, Joseph F. Sham and Robert O’Brien v. Michael Ruxin et al., Case Nos. 10CV673, 10CV801, 10CV802. The Amended Complaint aggregates and restates the allegations and causes of action of the CJC Action, the JFS Action and the O’Brien Action. Additionally, the Consolidated Plaintiffs claim that the Individuals breached their fiduciary duties to Global Med’s shareholders by failing to make allegedly material disclosures to the shareholders in Global Med’s Schedule 14D-9 concerning additional details underlying the fairness opinion of St. Charles Capital, LLC delivered to Global Med and certain background information. Further, the Amended Complaint alleges that the Individuals approved the proposed transaction in order to provide liquidity to Global Med’s largest stockholder. Based on these allegations, the Amended Complaint seeks judgment that, among other relief: (1) provides injunctive relief that preliminarily and permanently enjoins the Offer; (2) rescinds the Offer if it is consummated; (3) directs the Defendants to account to the Plaintiff and other members of the class for all damages and any profits and other special benefits allegedly obtained by the Defendants as a result of the Individuals’ alleged breaches of their fiduciary duties; and (4) awards the Consolidated Plaintiffs the costs of the action, including fees and expenses of the Consolidated Plaintiffs’ attorneys and experts. We believe that the Amended Complaint is without merit and plan to vigorously defend against it.
On March 10, 2010, the Consolidated Plaintiffs filed a motion seeking a temporary restraining order to enjoin the Offer. The Consolidated Plaintiffs claim that (1) without a temporary restraining order there is a likelihood of irreparable harm to the Consolidated Plaintiffs and no adequate remedy at law, (2) the Consolidated Plaintffs have a substantial likelihood of success on the merits, (3) the threatened injury to the Consolidated Plaintiffs and other shareholders outweighs any possible harm to Defendants, and (4) the granting of the injunction will not disserve the public interest. We believe that the motion for a temporary restraining order is without merit and plan to vigorously defend against it.
The Company is incurring substantial costs in connection with the actions commenced by the Consolidated Plaintiffs. The Company’s articles of incorporation, as amended and restated, and its bylaws, as well as separate indemnification agreements entered into between the Company and the Individuals, provide for the the indemnification of the Individuals by the Company under certain circumstances. The costs being incurred by the Company include defense expenses and costs that the Company is required to advance on behalf of the Individuals pursuant to these obligations.

ITEM 4.	(Removed and Reserved)
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the OTC Bulletin Board. OTC Bulletin Board Market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.
The following table sets forth the quarterly high and low bid prices for our common stock for the two years ended December 31, 2009 and 2008, as reported by www.otcbb.com.
COMMON STOCK

	2009
	HIGH	LOW
First Quarter (January 2009 to March 2009)	$0.91	$0.31
Second Quarter (April 2009 to June 2009)	$0.80	$0.41
Third Quarter (July 2009 to September 2009)	$1.10	$0.57
Fourth Quarter (October 2009 to December 2009)	$0.92	$0.60

	2008
	HIGH	LOW
First Quarter (January 2008 to March 2008)	$1.31	$0.75
Second Quarter (April 2008 to June 2008)	$1.58	$1.03
Third Quarter (July 2008 to September 2008)	$1.49	$0.96
Fourth Quarter (October 2008 to December 2008)	$1.25	$0.55
As of March 3, 2010, we had approximately 144 holders of record of our common stock.

Dividends
Common Stock
Since inception, we have not paid any dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. We intend to retain earnings, if any, to finance our operations or make acquisitions. In accordance with the terms of our Series A Convertible Preferred Stock (“Series A”), we cannot issue dividends on the common stock while the Series A is outstanding unless an equal dividend is declared on the Series A. The dividend on the Series A would be calculated by determining the number of shares of common stock the Series A is convertible into and then applying the same dividend to the Series A that was provided to the common shareholders. The payment of dividends in the future would also be subject to the written approval of our lenders.
Preferred Stock
As of March 3, 2010, 3,960 shares of Series A were outstanding. No dividends have been paid on the Series A. We currently do not intend to pay any dividends on the Series A.
Equity Compensation Plan Information
The following table details equity securities authorized for issuance as of December 31, 2009.

			Number of securities
			remaining available for
		Weighted average	future issuance under
	Number of securities to	exercise price of	equity compensation
	be issued upon exercise	outstanding	plans (excluding
	of outstanding options,	options, warrants	securities reflected in
	warrants and rights	and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders

2001 Stock Option Plan	6,071,937	$0.89	4,011,242

Equity compensation plans not approved by stockholders

2003 Stock Option Plan	50,000	$1.50	2,856,414

Other Stock Options	300,000	$1.16	—

Warrants	10,072,292	$0.73	—

Total	16,494,229	$0.78	6,867,656

The number of shares of common stock available for issuance or already issued under the terms of the existing stock option grants or under the 2001 Stock Option Plan and 2003 Stock Option Plan are subject to adjustment under certain conditions that include the declaration of stock dividends, or stock splits, etc.
The Company’s 2001 Stock Option Plan (“2001 Plan”) provides for the issuance of options to purchase up to 10 million registered shares of Common Stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock options or as nonqualified stock options. Only employees of the Company are eligible to receive incentive options. The 2001 Plan expires on December 28, 2010. As of December 31, 2009, options to purchase 6,072,000 shares of Common Stock at a weighted average exercise price of $0.89 per share were outstanding under the 2001 Plan, of which 5,508,000 options were exercisable at December 31, 2009. Options granted under the 2001 Plan vest on a straight-line basis, based on schedules determined by the Board and generally expire 10 years after grant. During fiscal year 2009, the Company issued 140,000 stock options, 60,000 were exercised, and 225,000 options were cancelled or expired under the 2001 Plan.
The Company’s 2003 Stock Option Plan (“2003 Plan”) provides for the issuance of stock options exercisable to purchase up to 5,000,000 registered shares of Common Stock to employees, officers, directors and consultants. As of December 31, 2009, there were options to purchase 50,000 shares under the 2003 Plan that were issued to such persons. The weighted average exercise price for these options is $1.50 per share. All of these options were exercisable as of December 31, 2009. During fiscal year 2009, approximately 613,000 options were exercised and approximately 1,247,000 options under this plan were cancelled or expired.
During the year ended December 31, 2009, approximately 95,000 options were exercised under the Company’s Second Amended and Restated 1997 Stock Option Plan (“1997 Plan”). There were no options outstanding under the 1997 Plan as of December 31, 2009. Stock options can no longer be issued under the 1997 Plan.
The Company also periodically grants options to purchase shares of restricted Common Stock. The shares underlying these options are not registered under the Securities Act and do not fall under a particular plan. There were no issuances or exercises of these options to purchase Common Stock in fiscal year 2009. As of December 31, 2009, there were options to purchase 300,000 shares of Common Stock at a weighted average exercise price of $1.16 per share outstanding. All 300,000 of these options were exercisable at December 31, 2009.

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
On January 31, 2010, Global Med, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Haemonetics Corporation, a Massachusetts corporation (“Haemonetics”), and Atlas Acquisition Corp., a Colorado corporation and a wholly-owned subsidiary of Haemonetics (the “Acquisition Sub”). Under the terms of the Merger Agreement, Acquisition Sub commenced a tender offer for shares of Global Med’s common stock, par value $0.01 per share (the “Global Med Common Stock”), at a price of $1.22 per share, net to the holders of Global Med’s Common

Stock in cash, and for shares of Global Med’s Series A Convertible Preferred Stock, par value $0.01 per share (“Global Med Preferred Stock”), at a price of $1.22 per share on a converted to common stock basis, net to the holders of Global Med Preferred Stock in cash (the “Offer”). The Offer commenced on February 19, 2010 and will expire at 12:00 midnight, Boston Massachusetts time, on March 18, 2010, subject to certain extension rights and obligations set forth in the Merger Agreement. The Offer is conditioned on the tender of a majority of the outstanding shares of Global Med Common Stock and Global Med Preferred Stock and other customary conditions. Based on Global Med’s approximately 50 million diluted common equivalent shares outstanding, the estimated net value of the transaction is approximately $61 million.
Following the consummation of the Offer and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Acquisition Sub will merge into Global Med (the “Merger”) and Global Med shall continue as the surviving corporation. The closing of the Merger is subject to approval by holders of a majority of the then outstanding shares of Global Med Common Stock and Global Med Preferred Stock. The parties, however, have agreed that in the event that Acquisition Sub acquires at least 90% of the outstanding shares of each of Global Med Common Stock and Global Med Preferred Stock then outstanding on a fully diluted basis, pursuant to the Offer or otherwise, the parties shall take all necessary and appropriate action to cause the Merger to become effective as soon as practicable without a meeting of shareholders of Global Med or the solicitation of written consents of such shareholders, in accordance with applicable laws.
Following the announcement of the Merger Agreement, several lawsuits were filed against the Company, Acquisition Sub, Haemonetics, Michael I. Ruxin, M.D., Thomas F. Marcinek, Sarah L. Eames, T. Kendall Hunt and Robert R. Gilmore. (Dr. Ruxin, Mr. Marcinek, Ms. Eames, Mr. Hunt and Mr. Gilmore, collectively, the “Individuals” and together with the Company, Acqusition Sub, and Haemonetics, the “Defendants”). These actions allege, among other things, that the Individuals breached their fiduciary duties to Global Med’s stockholders, that the bidding mechanism was inadequate, and that the Individuals failed to take reasonable steps to maximize the value realizable for the shares of common stock. These actions were consolidated on March 10, 2010 into a single lawsuit. The plaintiffs seek, among other relief: (1) injunctive relief against Acquisition Sub’s acquisition of the Company’s shares through its cash tender offer; (2) monetary and/or rescissory damages; and (3) costs of the action, including the fees and expenses of attorneys and experts. On March 11, 2010, the plaintiffs filed a motion to seek a temporary restraining order to enjoin the Offer. The Company believes that these actions are without merit and plans to vigorously defend against them. See the section entitled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K for further discussion.
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
We acquired our Inlog S.A. subsidiary on June 26, 2008 for $10.9 million in a combination of cash and stock. We are also contingently obligated to pay up to $1.481 million in earn out consideration over the next five years. Inlog has been developing, implementing, and supporting its blood bank information management solutions since 1992 and currently supplies over 800 sites in 15 countries with its products. Its product line consists of five primary products: EdgeBlood (for the donor center market), EdgeTrace (for the hospital transfusion market), EdgeLab (a laboratory information system “LIS”), EdgeCell (cellular therapy for tissue banks, stem cell centers and cord blood centers) and SAPA (a regulatory compliance and document management solution). Inlog performed the national installation of its EdgeBlood product in France where all of that country’s 2.5 million annual blood donations are transacted through EdgeBlood including blood collections, infectious disease testing, component manufacturing and distribution. In addition to France, Inlog has software applications in Germany, Austria, Belgium, Switzerland, Greece and Monaco, among other countries.
Our eDonor™ product, which we acquired on August 1, 2008 with the acquisition of substantially all of the assets of Blueridge Solutions, L.C., for $3.5 million in cash and the issuance of $1.5 million of our common stock is a web-based donor relationship management system that integrates recruitment, scheduling, retention and fulfillment for blood donation centers of all sizes. As of December 31, 2009, eDonor was in use at 93 sites.
We derive our revenues from the sale of software licenses, annual maintenance fees, implementation fees, consulting fees and other value added support services. Annual maintenance fees represented over 55% of our revenue for the year ended December 31, 2009. Our maintenance services are generally sold under multi-year agreements. As such, they represent a fairly stable recurring revenue source for us as software maintenance tends to be a nondiscretionary expenditure for our customers. The majority of our software is sold under a perpetual license with a one-time license fee. Our software license fee revenue, which represented 16% of our revenue for the year ended December 31, 2009 can fluctuate from period to period based on our customers’ buying decisions. In addition, our ability to recognize software license fees can be impacted by contract terms and the application of accounting rules for revenue recognition to contracts that include deliverable and non-deliverable software products, service for modification or customization of our software, acceptance criteria and other contingencies.
We maintain a sales backlog which represents software and services sold under signed contracts, which have not yet been recognized as revenue. As of December 31, 2009, our backlog balance included $3.687 million related to contracted software sales and $5.866 million related to implementation, training, validation and other services. We expect the revenue from our sales backlog will be recognized in 2010 and 2011, with the majority occurring in 2010.
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
Revenue Recognition
We recognize revenue in accordance with the provisions of Accounting Standards Codification (“ASC”) 985-605, Software — Revenue Recognition (formerly referenced to as SOP No. 97-2, Software Revenue Recognition). Our standard software license agreement provides for an initial fee to use the product in perpetuity up to a maximum number of users. Fees from software licenses are recognized as revenue upon shipment, provided fees are fixed and determinable and collection is probable. Fees from licenses sold together with consulting services are generally recognized upon shipment provided the above criteria have been met, payment of the license fees is not dependent upon the performance of the consulting services and the consulting services are not essential to the functionality of the licensed software. In instances in which the consulting services are not essential to the functionality of the software but payment of the license fee is due at the earlier of the performance of specific consulting services or the passage of time, the license fee is recognized ratably over the anticipated period of performance of the services or ratably over the license fee billing period, whichever is more readily determinable.
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

Certain of our contracts include warranties that provide for refunds of all or a portion of the software license and/or other fees in the event that we are unable to provide maintenance services, for which there is a separate fee, for the contractually prescribed period. Contracts with these provisions are accounted for in accordance with the policies above.
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
Allocation of Acquisition Purchase Prices
We allocated the purchase price to acquire Inlog and eDonor to identifiable intangible and tangible assets and liabilities based on their estimated fair values at the date of acquisition with the residual amount allocated to goodwill. Intangible assets include software, customer relationships, trade-names and non-compete agreements. The fair value of these assets was estimated based on the discounted future cash flow using management’s assumptions about future operating results and cash discount rates. We also used our projections to estimate the useful life of these intangible assets and are amortizing the estimated fair values of intangibles over our estimated useful lives. The use of other assumptions could have produced different results with a corresponding adjustment to intangible assets, amortization expense and goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired. Goodwill and trade names are deemed to have an indefinite life and are not amortized but are subject to impairment tests. We will test goodwill for impairment on at least an annual basis using a two-step process based on an evaluation of Inlog and eDonor’s estimated fair value using discounted cash flow modeling. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any.
Capitalized Software Costs
We invest substantial capital and human resources to enhance our existing healthcare information products and to develop new products. Costs of research and development, principally the design and development of software prior to the determination of technological feasibility, are expensed as incurred. Once technological feasibility has been established, we capitalize further development costs which typically consist primarily of coding as capitalized software development costs and amortize such costs over the estimated useful life of the software product. The determination of technological feasibility is inherently subjective, and different interpretations could change the value of capitalized software, amortization expense and research and development costs.
Income Tax Valuation Allowance
At December 31, 2009, we had U.S. state and foreign net operating loss carry forwards available to offset future taxable income in the respective jurisdictions. Codification 740-10, Accounting for Income Taxes, requires that valuation reserves be established for deferred tax assets if it is more likely than not that the assets will not be realized. We have provided valuation reserves on our net operating loss carry forwards for the amount of net deferred assets in excess of the net operating loss we expect to utilize in 2010.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008
Revenues. Revenues are comprised primarily of license fees, maintenance and usage fees, and implementation and consulting services revenues.
Revenues for the year ended December 31, 2009 increased by $8.419 million or 36% to $31.788 million from $23.369 million for the year ended December 31, 2008. Our acquisitions of Inlog on June 26, 2008, eDonor on August 1, 2008, and Hemo-Net on November 1, 2009 respectively, accounted for $8.303 million of the increase. Our Wyndgate and PeopleMed revenues increased $116 thousand, or 1% over the year ended December 31, 2008.
The table below shows the percentage of our total reported revenues for the period.

	2009	2008
Maintenance	55.1%	50.5%
Consulting services	26.7%	25.2%
Software license fees	16.0%	21.0%
PeopleMed	2.2%	3.3%

Total revenue	100%	100%

At December 31, 2009, our sales backlog totaled $9.553 million compared to $9.947 million at December 31, 2008. Backlog represents software and services sold under signed contracts, which have not yet been recognized as revenue. The December 31, 2009 backlog balance included $3.687 million related to contracted software sales and $5.866 million related to implementation, training, validation and other services. At December 31, 2008, our backlog included $3.451 million related to contracted software sales and $6.496 million related to implementation, training, validation and other services.
Cost of revenue. Cost of revenues increased $3.550 million or 39% to $12.708 million for the year ended December 31, 2009 from $9.158 million for the year ended December 31, 2008. Acquisitions accounted for $4.062 million of the increase. The increase from acquisitions was partially offset by a $511 thousand, or 8%, decrease in cost of revenues from Wyndgate and PeopleMed, primarily due to a decline in third party software sales, travel and employee benefit cost reductions.
Gross profit. Gross profit increased $4.869 million or 34% to $19.080 million for the year ended December 31, 2009 from $14.211 million for the year ended December 31, 2008 with acquisitions accounting for $4.241 million of the increase. Gross profit as a percentage of total revenue decreased to 60.0% for the year ended December 31, 2009 from 60.8% for the year ended December 31, 2008.
General and administrative. General and administrative expenses increased $1.366 million or 25% to $6.888 million for the year ended December 31, 2009 compared to $5.522 million for the year ended December 31, 2008, with acquisitions accounting for $532 thousand of the increase. The increase from Wyndgate and PeopleMed was primarily due to an increase of $409 in labor-related costs, legal fee accruals of $328 primarily related to the Haemonetics acquisition, and an increase of $80 thousand in bonuses.
Legal accrual. In 2005, the Company had expensed and accrued $1.004 million in legal expenses related to the uncertainty associated with the Lawsuit. The Lawsuit has been settled and claims have been released. The Company reversed the $1.004 million accrual during the year ended December 31, 2009. This reversal represented a non-cash, non-recurring transaction for the year ended 2009. There was no such comparable expense in the year ended December 31, 2008. See the section “Legal Proceedings” for further discussion.
Sales and marketing. For the year ended December 31, 2009, sales and marketing expenses increased $782 thousand or 20% to $4.677 million for the year ended December 31, 2009 compared to $3.895 million for the year ended December 31, 2008. Our acquisitions of Inlog and eDonor accounted for $1.088 million of the increase which was partially offset by a $306 thousand decrease in costs from Wyndgate and PeopleMed, comprised primarily of decreased promotional, trade show, and consulting service costs.

Research and development. Research and development expenses increased $572 thousand or 15% to $4.396 million for the year ended December 31, 2009 compared to $3.824 million for the year ended December 31, 2008. The acquisitions of Inlog and eDonor accounted for $1.158 million of the increase, which was partially offset by a $586 thousand, or 22%, decrease related to Wyndgate and PeopleMed. This decrease related primarily to the allocation of approximately $378 thousand to cost of revenue resulting from the assignment of employees from research and development assignments in 2008 to maintenance and technical support functions in 2009. Other decreases in 2009 research and development costs included decreased consulting services of $184 thousand.
Depreciation and amortization. Depreciation and amortization of software and intangibles costs for the year ended December 31, 2009 and 2008 were $1.418 million and $794 thousand, respectively. Acquisitions accounted for $619 thousand of the increase which primarily represented amortization of purchased software and intangibles.
Income from operations. Our income from operations for the year ended December 31, 2009 was $2.705 million compared to $176 thousand for the year ended December 31, 2008. Our acquisitions produced a combined loss from operations of $457 thousand, net of $1.194 million in depreciation and amortization of purchased intangibles. Wyndgate and PeopleMed produced income from operations of $3.162 million for the year, an increase of $2.177 million from December 31, 2008. The increase resulted primarily from cost containment measures that reduced total cost of revenue by 8% and operating expense by 16% which includes the reversed expense related to the Company’s $1.004 million legal accrual. Without the reversal of the legal accrual, our income from operations would have been $1.701 million instead of $2.705. See section “Legal Proceedings” for further discussion.
Interest income. Interest income for the years ended December 31, 2009 and 2008 was $33 thousand and $115 thousand, respectively. The lower interest income resulted primarily from lower interest rates.
Interest expense. Interest expense was $741 thousand and $411 thousand for the years ended December 31, 2009 and 2008, respectively. Interest expense increased as a result of the additional debt associated with financing our Inlog and eDonor acquisitions. Interest expense for 2009 includes $209 thousand in non-cash amortization. This expense is comprised of $113 thousand in imputed interest on the interest bearing obligations to the Inlog sellers and $96 thousand in amortization of debt discounts related to our acquisitions.
Provision for income taxes. We had income of $1.997 million for the year ended December 31, 2009 and recorded a provision for income taxes in the amount of $519 thousand. Income taxes in 2009 benefited from the reversal of a portion of the valuation reserve related to utilization of net operating losses for federal and state taxes.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operations for the year ended December 31, 2009 was $2.793 million. The primary components of the reconciliation of net income of $1.478 million to net cash in operations included the add-back of non-cash charges for depreciation and amortization of $1.418 million, amortization of financing costs of $209 thousand, stock-based compensation of $233 thousand, a provision for bad debt expense of $87 thousand, and deductions for deferred income taxes of $96 thousand and a $235 thousand related to excess tax benefits associated with equity compensation. These non-cash charges (benefits) were offset by an increase in working capital, net of acquisitions of $301 thousand. The operating cash flows of our Inlog subsidiary are highly seasonal as the majority of its annual maintenance and support fees are billed and collected during the first quarter, while the fourth quarter is characterized by annual cash outflows for taxes and mandated employee-related payments. Consequently, Inlog’s cash flows tend to be the highest during the first half of the year and the lowest during the second half of the year. Due to Inlog’s significance, our consolidated cash flows from operations are expected to follow this pattern.
Our investing activities resulted in a net cash outflow of $593 thousand for the year ended December 31, 2009, which was principally comprised of $201 thousand for the purchase of property and equipment, $198 thousand for capitalized software development, $62 thousand in costs associated with capitalized patents and $132 thousand related to acquisitions.

Cash used in financing activities for the year ended December 31, 2009 was $1.473 million, which was comprised of the repayment of long-term debt totaling $1.673 million, tax associated with the cashless exercise of options of $241 thousand, partially offset by cash received from the exercise of options and warrants of $206 thousand and a $235 thousand increase associated with the excess tax benefit associated with equity compensation. Effective March 19, 2009, we amended our loan agreements with Silicon Valley Bank and Partners for Growth II LLP relating to our revolving line of credit, term loan and subordinated term loan in the aggregate gross amount of $7.5 million. The amendments waived our failure to comply with specified loan covenants for the quarter ended December 31, 2008 and modified the liquidity ratio and free cash flow covenants for the remaining term of the agreements. The amendments increased the annual interest rate by 0.5% on our revolving credit line and term loan. In connection with the amendment with our subordinated lender, we agreed to amend the exercise price of the lender’s warrant to $0.72 per share and to pay a one-time cash payment of $30,450 and a waiver fee of $2,500.
The net effect of foreign exchange rates on changes in cash was an increase of $39 thousand.
As of December 31, 2009, we had cash and cash equivalents of $5.238 million. Based on our sales backlog at December 31, 2009 and our current projections, we believe that our cash reserves and expected positive cash flow from operations will be adequate to meet our typical operating needs, capital expenditure requirements and contractual obligations at least through 2010, apart from any significant expenses we may incur in connection with the potential acquisition of the Company by Haemonetics Corporation. However, worsening general economic conditions or a prolonged recession could reduce our revenue and cash receipts to a point that they would not be sufficient to meet our operating needs and other obligations. The Company is incurring substantial costs in connection with the actions commenced by the Consolidated Plaintiffs, including defense expenses and costs that the Company is required to advance on behalf of the Individuals. In addition, there are certain conditions under which if our acquisition with Haemonetics Corporation does not occur that the Company could be required to pay up to $2.6 million to Haemonetics Corporation and reimburse Haemonetics for its expenses incurred in connection with the transactions contemplated by the Merger Agreement up to $500,000 in the aggregate. These costs and expenses could materially and adversely impact the Company’s liquidity and could, under certain circumstances, result in the violation of certain debt covenants and an acceleration of the Company’s debt obligations, or the Company could be required to raise outside financing to meet its operating and liquidity needs. We are prepared to take action to further reduce our operating costs or take other measures to increase or maintain our liquidity. While we currently have no plans to raise additional capital, we may need to raise additional capital through future debt or equity financing and there can be no assurances that such capital will be available or available at favorable rates, or that our current lenders would allow us to borrow additional money under the terms of our existing loan agreements.
OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements.
RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS
In June 2009, the Financial Accounting Standards board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 168 — “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of SFAS 162. SFAS 168 provides that the FASB Accounting Standards Codification (the “Codification”) is the single source of U.S. GAAP in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative guidance for SEC registrants. The Codification was not meant to create new accounting and reporting guidance, but rather to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into accounting topics within a consistent organizational structure. The Codification supersedes all existing non-SEC accounting and reporting standards and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
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
(Included in Accounting Standards Codification ASC 820 “Fair Value Measurements and Disclosures,” previously known as SFAS 157, “Fair Value Measurements”). In January 2010, the FASB issued ASU 2010-6, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” that amends ASC 820, “Fair Value Measurements and Disclosures”. ASU 2010-6 requires separate disclosure of significant transfers between Level 1 and Level 2 fair value measurement inputs and a description of the reasons for the transfers. Entity is also required to present separately information about purchases, issuance, and settlements in the reconciliation for fair value measurements using Level 3 inputs. ASU 2010-6 amends existing disclosure requirements in regards of level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value measurements that are effective for interim and annual periods beginning after December 15, 2010. The Company does not expect ASU 2010-6 to have a material impact on the Company’s consolidated financial position and results of operations.
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
(Included in Accounting Standards Codification ASC 825 “Disclosures about Fair Value of Financial Instrument” previously known as FSP 107-1 and APB 28-1.) In April 2009, the FASB issued FSP SFAS No. 107-1 (“FSP 107-1”) and Accounting Principles Board 28-1 (“APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) and APB Opinion No. 28, Interim Financial Reporting, respectively, to require disclosures about fair value of financial instruments in financial statements, in addition to the annual financial statements as already required by SFAS 107. FSP 107-1 and APB 28-1 are required for interim periods ending after June 15, 2009. As FSP 107-1 and APB 28-1 provide only disclosure requirements, the application of this standard will not have a material impact on the Company’s results of operations, cash flows or financial position.
(Included in Accounting Standards Codification ASC 855 “Subsequent Events” previously known SFAS 165). In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) which defines further disclosure requirements for events which occur after the balance sheet date but before financial statements are issued. SFAS 165 was effective for the Company beginning on April 1, 2009. Refer to the Subsequent Event section of Footnote 11 for information regarding material events noted in this period.
(Included in Accounting Standards Update ASU 2009-13 “Revenue Recognition”) In October 2009, the FASB amended the Accounting Standards Codification ASC 605 “Multiple-Deliverable Revenue Arrangements”. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-13 are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. We believe adoption of this new guidance will not have a material impact on our financial statements.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders’
Global Med Technologies, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Global Med Technologies, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2009. Global Med Technologies, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Med Technologies, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC
March 15, 2010
Denver, Colorado

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$5,238	$4,472
Marketable securities	267	188
Accounts receivable-trade, net of allowance for uncollectible accounts of $602 and $502, in 2009 and 2008, respectively	6,242	6,257
Accrued revenues, net of allowance for uncollectible accounts of $17 and $28, in 2009 and 2008	2,173	1,617
Prepaid expenses and other assets	1,418	1,692
Prepaid income taxes	62	—

Total current assets	15,400	14,226

Property and equipment, net	1,326	1,385
Software, net	3,555	4,097
Intangibles, net	1,526	1,642
Goodwill	8,585	8,342
Deferred income taxes	415	92

Total assets	$30,807	$29,784

Consolidated Balance sheets continued on next page
See accompanying notes to the consolidated financial statements

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands except per share information (e.g. par values below))

	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,071	$1,248
Accrued expenses	5,280	4,602
Accrued income taxes payable	—	101
Deferred revenue	6,563	6,361
Current portion of litigation accrual	360	347
Current deferred income taxes	956	461
Current portion of long-term debt, notes payable and capital lease obligations	1,257	1,168
Current portion of obligations to Inlog sellers, related party	1,182	1,167

Total current liabilities	16,669	15,455

Long-term debt and capital lease obligations	5,743	6,763
Obligations to Inlog sellers, related party	—	1,090
Litigation accrual	—	1,004
Long-term deferred tax liability	—	—
Other long-term liabilities	103	61

Total liabilities	22,515	24,373

Commitments and Contingencies (Note 11)

Stockholders’ Equity :
Convertible Preferred Stock Series A, $0.01 par value: Authorized shares — 100; 5 and 6 issued and outstanding as of December 31, 2009 and 2008, respectively	5,060	5,948
Preferred Stock Series A, $0.01 par value: Authorized shares — 90; none issued or outstanding	—	—
Convertible Preferred Stock Series BB, $0.01 par value: Authorized shares — 675; none issued or outstanding	—	—
Preferred stock, $0.01 par value: Authorized shares — 5,725; none issued or outstanding	—	—
Common stock, $0.01 par value: Authorized shares — 90,000; issued and outstanding shares — 36,631 and 34,067 at December 31, 2009 and 2008, respectively	366	340
Additional paid-in capital	62,258	60,311
Accumulated deficit	(58,301)	(59,779)
Accumulated other comprehensive loss	(1,091)	(1,409)

Total stockholders’ equity	8,292	5,411

Total liabilities and stockholders’ equity	$30,807	$29,784

See accompanying notes to the consolidated financial statements

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share information)

	Year Ended December 31,
	2009	2008
Revenues
License fees, maintenance, and usage fees	$22,621	$16,706
Implementation and consulting services	9,167	6,663

	31,788	23,369

Cost of revenues
License fees, maintenance and usage fees	4,667	4,280
Implementation and consulting fees	8,041	4,878

	12,708	9,158

Gross profit	19,080	14,211

Operating expenses:
General and administrative	6,888	5,522
Legal accrual reversal	(1,004)	—
Sales and marketing	4,677	3,895
Research and development	4,396	3,824
Depreciation and amortization	1,418	794

Total operating expenses	16,375	14,035

Income from operations	2,705	176

Other income (expense):
Interest income	33	115
Interest expense	(741)	(411)

Total other income (expense)	(708)	(296)

Income before provision for income taxes	1,997	(120)
Income tax expense	(519)	(299)

Net income (loss)	$1,478	$(419)

Basic and Diluted net income (loss) per common share:
Basic	$0.04	$(0.01)

Diluted	$0.03	$(0.01)

Weighted average number of common shares outstanding:
Basic	35,177	29,914

Diluted	44,760	29,914

Comprehensive Income:
Net income (loss)	$1,478	$(419)
Foreign currency translation adjustments	240	(1,008)
Unrealized gain (loss) on marketable securities	78	(401)

Comprehensive Income (loss)	$1,796	$(1,828)

See accompanying notes to the consolidated financial statement

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
							other
	Preferred Stock Series		Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Dollars	Paid-in-Capital	Deficit	Income (Loss)	Total

Balances, December 31, 2007	8	$7,735	26,674	$267	$54,288	$(59,360)		$2,930
Stock-based compensation	—	—	—	—	327	—	—	327
Exercise of options for cash	—	—	651	6	484	—	—	490
Cashless exercise of options	—	—	565	5	(5)	—	—	0
Issuance of common stock in connection with Inlog acquisition	—	—	451	5	563	—	—	568
Issuance of common stock in connection with eDonor acquisition	—	—	1,180	12	1,488	—	—	1,500
Exercise of warrants for cash	—	—	1,308	13	948	—	—	961
Cashless exercise of warrants	—	—	695	7	(7)	—	—	0
Issuance of warrants in connection with financing	—	—			81	—	—	81
Vesting of restricted stock	—	—	61	—	86	—	—	86
Excess tax benefits associated with stock options	—	—		—	296	—	—	296
Conversion of Series A Preferred Stock to common shares	(2)	(1,787)	2,482	25	1,762	—	—	0
Other comprehensive loss- net unrealized loss/gain	—	—	—	—	—	—	(401)	(401)
Translation adjustment	—	—	—	—	—	—	(1,008)	(1,008)
Net Loss	—	—	—	—	—	(419)	—	(419)

Balances, December 31, 2008	6	$5,948	34,067	$340	$60,311	$(59,779)	$(1,409)	$5,411

Consolidated Statements of Stockholders’ Equity continued on next page
See accompanying notes to the consolidated financial statement

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (continued)
(In thousands)

					Paid-in-	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Dollars	Capital	Deficit	(Loss)	Total
Balances, December 31, 2008	6	$5,948	34,067	$340	$60,311	$(59,779)	$(1,409)	$5,411
Stock-based compensation	—	—	—	—	184	—	—	184
Exercise of options for cash	—	—	315	3	201	—	—	204
Cashless exercise of options	—	—	453	5	(243)	—	—	(238)
Issuance of common stock in connection with Inlog acquisition	—	—	517	5	646	—	—	651
Vesting of restricted stock	—	—	46	1	48	—	—	49
Conversion of Series A Preferred Stock to common shares	(1)	(888)	1,233	12	876	—	—	0
Excess tax benefits associated with stock options	—	—	—	—	235	—	—	235
Other comprehensive loss- net unrealized loss/gain	—	—	—	—	—	—	78	78
Translation adjustment	—	—	—	—	—	—	240	240
Net income	—	—	—	—	—	1,478	—	1,478

Balances, December 31, 2009	5	$5,060	36,631	$366	$62,258	$(58,301)	$(1,091)	$8,292

See accompanying notes to consolidated financial statements

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$1,478	$(419)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,418	794
Amortization of financing costs	209	80
Stock-based compensation expense	233	413
Excess tax benefit associated with stock options	(235)	(296)
Deferred income taxes	(96)	(102)
Bad debt expense	87	72
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable-trade	42	(1,427)
Accrued revenues	(497)	486
Prepaid expenses and other assets	266	(633)
Accounts payable	(197)	364
Accrued expenses	529	(329)
Litigation accrual	(1,004)	—
Accrued income tax payable	429	(468)
Prepaid income taxes	(62)	—
Deferred revenue	193	515

Net cash provided (used in) by operating activities	2,793	(950)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisitions, net of cash acquired	(132)	(9,471)
Purchases of property and equipment	(201)	(565)
Capitalized software development costs and other intangibles	(260)	(284)
Proceeds from sale of marketable securities	—	283

Net cash used in investing activities	(593)	(10,037)

Consolidated Statements of Cash Flow continued on next page
See accompanying notes to the consolidated financial statements

GLOBAL MED TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended December 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:

Exercise of options and warrants for cash	206	1,451
Excess tax benefit associated with equity compensation	235	296
Tax associated with cashless exercise options	(241)	—
Proceeds from long-term debt, net of financing costs	—	7,363
Repayment of long-term debt and capital lease obligations, net of proceeds	(1,673)	(180)

Net cash (used in) provided by financing activities	(1,473)	8,930

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	727	(2,057)

Effect of exchange rate changes on cash	39	(219)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,472	6,748

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,238	$4,472

SUPPLEMENTAL DISCLOSURES
Non-cash financing activities:

Conversion of Series A Preferred Stock to shares of common stock	$888	$1,787
Fair value of common stock issued in connection with Inlog acquisition	651	568
Fair value of common stock issued in connection with eDonor acquisition	—	1,500
Fair value of obligation to sellers related to Inlog acquisition	—	2,257

Cash paid for the period:
Cash paid for income taxes	$111	$749
Cash paid for interest	$567	$318
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
The accompanying consolidated financial statements include the accounts of Global Med Technologies, Inc., its Wyndgate division, its 83%-owned subsidiary PeopleMed.com, Inc. (“PeopleMed”), and its wholly-owned subsidiary Inlog and eDonor division from the dates of their acquisitions. Intercompany accounts and transactions are eliminated in consolidation. There is no non-controlling interest reflected in the consolidated balance sheets at December 31, 2009 and December 31, 2008, because the non-controlling interest is not material to the financial statements.
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
CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of the balance sheet date, and periodically throughout the year, the Company has maintained deposits in financial institutions significantly in excess of federally insured limits.
MARKETABLE SECURITIES
Marketable equity securities are carried at their fair value based upon quoted market prices for the securities owned. The Company has classified these marketable securities as available-for-sale securities in accordance with the provisions of Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities (formerly referenced as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). The difference between cost and fair value is recorded as an unrealized gain or loss on marketable securities and recorded within accumulated other comprehensive income (loss). At December 31, 2009, the unrealized loss on marketable securities held by the Company totaled $322 thousand.
CREDIT RISK AND MARKET RISK
Accounts receivable are derived primarily from customers in the United States and Europe, with the United States representing approximately 70% and 71% of accounts receivable at December 31, 2009 and 2008, respectively and Europe representing approximately 30% of accounts receivable at December 31, 2009. Historically, the Company has not required collateral or other security to support customer receivables. In order to reduce credit risk, the Company typically requires substantial down payments and progress payments during the course of an installation of its software products. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk or other circumstances specific to customers which may include the right of offset against amounts payable to the customer.

During the years ended December 31, 2009 and 2008, approximately 64% and 77% of the Company’s revenue was derived from customers in the United States, respectively, and 36% and 23% of the Company’s revenue was derived from customers outside of the United States, primarily in Europe. Substantially all of the Company’s revenue outside of the United States comes from Inlog. No single customer accounted for more than 10% of the Company’s revenue in 2009 and 2008.
Although the Company had no individual customers accounting for more than 10% of revenues, one of the Company’s marketing partners that sell the Company’s products directly to its customers accounted for 9.1% and 14.5% of revenues during 2009 and 2008, respectively. In addition, this same marketing partner accounted for 34.0% and 32.1% in gross accounts receivable as of December 31, 2009 and 2008, respectively.
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLES AND ACCRUED REVENUES
The Company regularly evaluates the collectability of its trade accounts receivable and unbilled receivables balances based on a combination of factors. When a customer’s account becomes past due, based on contractual terms, the Company initiates dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it expects to recover given all information presently available. The Company also records general reserves based on other factors including the length of time the receivables are past due and historical collection experience with individual customers. If circumstances related to specific customers change, the estimates of the recoverability of receivables could materially change. Past due accounts receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due.
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
CAPITALIZED SOFTWARE DEVELOPMENT COSTS
In accordance with the provisions of Accounting Standards Codification (“ASC”) 985-705, Software – Cost of Sales and Services (formerly referenced as SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed), the Company capitalizes software development and production costs once technological feasibility has been achieved. Software development costs incurred prior to achieving technological feasibility are included in research and development expense in the accompanying statements of operations.
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
INTANGIBLES
In connection with the acquisitions of Inlog and eDonor, the Company acquired intangible assets including customer relationships, non-compete agreements and trade names. The estimated fair value of these intangibles is amortized on a straight-line basis over the estimated useful lives of nine to ten years for customer relationships and over the five year term of the non-compete agreements. Trade names are not amortized as they are considered to have an indefinite life. The Company currently has $300 thousand in trade names included in intangibles as of December 31, 2009.

GOODWILL
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of the Company’s business acquisitions including Inlog on June 26, 2008 and eDonor on August 1, 2008. Goodwill is deemed to have an indefinite life and is not amortized but is subject to impairment tests in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (formerly referenced as SFAS No. 142, Goodwill and Other Intangible Assets). The Company tests for goodwill impairment on an annual basis, and more whenever events or changes in circumstances indicate the carrying value may not be recoverable. The test involves a two step process wherein the first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any.
DEFERRED REVENUE
Deferred revenue represents contractual billings to customers. It is principally comprised of support and maintenance and implementation revenues for which the customer has been billed but the services or products have not yet been performed or delivered. As of December 31, 2009 and 2008, approximately $3.056 million and $2.498 million, respectively, of deferred revenue were also recorded in accounts receivable.
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
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company uses a three-tier fair value hierarchy to classify and disclose certain assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. These tiers include: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data which require the reporting entity to develop its own assumptions. The Company’s financial assets and liabilities recorded at fair value on a recurring basis include cash and cash equivalents, marketable securities and debt.
The Company’s financial instruments consist primarily of cash, trade receivables, marketable securities, trade payables, and debt instruments. As of December 31, 2009 and 2008, the historical cost of cash, trade receivables, and trade payables are considered to be representative of their respective fair values due to the short-term maturities of these items. At December 31, 2009 the fair value of the Company’s marketable securities was based upon quoted market prices for the securities owned by the Company which is a Level 1 input. The net book value of the Company’s long-term debt and obligations to Inlog sellers was approximately $8.225 million as of December 31, 2009 and their fair value was approximately $8.219 million at that date, based on the Company’s estimated incremental borrowing rate. See Note 5 for further discussion.

REVENUE RECOGNITION
The Company recognizes revenue in accordance with the provisions of Accounting Standards Codification (“ASC”) 985-605, Software – Revenue Recognition (formerly referenced to as SOP No. 97-2, Software Revenue Recognition)
The Company’s standard software license agreement for products provides for an initial fee to use the product in perpetuity up to a maximum number of users. Fees from software licenses are recognized as revenue upon shipment, provided fees are fixed and determinable and collection is probable. Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria have been met, payment of the license fees is not dependent upon the performance of the consulting services and the consulting services are not essential to the functionality of the licensed software. In instances in which the consulting services are not essential to the functionality of the software but payment of the license fee is due at the earlier of the performance of specific consulting services or the passage of time, the license fee is recognized ratably over the anticipated period of performance of the services or ratably over the license fee billing period, whichever is more readily determinable.
For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence. Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately. Pricing practices may be modified in the future, which could result in changes in our vendor specific objective evidence of fair value for these undelivered elements. As a result, future revenue recognition for multi-element arrangements could differ significantly from historical results.
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

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are charged to expense as incurred unless such costs are capitalizable in accordance with the Company’s software capitalization policy which is described above.
INCOME PER COMMON SHARE
The following tables set forth the computation of basic and diluted earnings per share for the years ended December 31, (in thousands):

	2009	2008
Weighted average number of shares used in the basic earnings per share computation	35,177	29,914

Effect of dilutive securities:
Common stock options	693	2,655
Common stock warrants	491	3,912
Preferred stock convertible securities	7,590	9,884
Contingently issuable shares associated with Inlog acquisition	768	514
Restricted stock	41	40

Dilutive securities	9,583	17,005

Adjusted weighted average number of shares used in diluted earnings per share computation	44,760	46,919

Basic income per common share excludes dilution and is computed by dividing the net income by the weighted-average number of shares of common stock outstanding during the periods presented. Diluted net income per common share reflects the potential dilution of securities that could participate in the earnings unless their effect is antidilutive. Stock options, warrants outstanding and their equivalents are included in diluted computations through the “treasury stock method” unless they are antidilutive. Convertible securities are included in diluted computations through the “if converted” method unless they are antidilutive. Common share equivalents are excluded from the computation if their effect would be antidilutive. Antidilutive shares as of December 31, 2009 and 2008 totaled approximately 9 million and 2 million, respectively.
STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation under Accounting Standards Codification (“ASC”) 781, Stock Compensation (formerly referenced as SFAS No. 123R, “Stock-based Compensation), which requires all stock-based compensation, including grants of stock options, to be recognized in the income statement as an operating expense, based on their grant date fair values.
The fair value of each option granted to employees was estimated at the date of the grant using a Black Scholes option pricing model with the following weighted-average assumptions:

	December 31,
	2009	2008
Assumptions:
Dividend Yield	0%	0%
Volatility factor	101.6%	100%
Risk free interest rate	3.29%	2.4%
Expected Life of Option (in years)	10	10

Under ASC 781, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Company currently anticipates that all outstanding options will vest.
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
INDUSTRY SEGMENTS AND FOREIGN REVENUE
The Company operates in one industry segment: the design, development, market and support information management software products for blood banks, hospitals, centralized transfusion centers and other health care related facilities. Revenues are derived from the licensing of software, maintenance, the provision of consulting and other value-added support services, and the resale of software obtained from vendors. For the year ended December 31, 2009, revenue from customers in foreign locations was 36% from Europe, the Middle East and Africa. Revenue from customers in foreign locations for the year ended December 31, 2008 was approximately 23% of the consolidated revenue.
RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS
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
(Included in Accounting Standards Codification ASC 820 “Fair Value Measurements and Disclosures,” previously known as SFAS 157, “Fair Value Measurements”). In January 2010, the FASB issued ASU 2010-6, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” that amends ASC 820, “Fair Value Measurements and Disclosures”. ASU 2010-6 requires separate disclosure of significant transfers between Level 1 and Level 2 fair value measurement inputs and a description of the reasons for the transfers. Entity is also required to present separately information about purchases, issuance, and settlements in the reconciliation for fair value measurements using Level 3 inputs. ASU 2010-6 amends existing disclosure requirements in regards of level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value measurements that are effective for interim and annual periods beginning after December 15, 2010. The Company does not expect ASU 2010-6 to have a material impact on the Company’s consolidated financial position and results of operations.
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
(Included in Accounting Standards Codification ASC 825 “Disclosures about Fair Value of Financial Instrument” previously known as FSP 107-1 and APB 28-1.) In April 2009, the FASB issued FSP SFAS No. 107-1 (“FSP 107-1”) and Accounting Principles Board 28-1 (“APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) and APB Opinion No. 28, Interim Financial Reporting, respectively, to require disclosures about fair value of financial instruments in financial statements, in addition to the annual financial statements as already required by SFAS 107. FSP 107-1 and APB 28-1 are required for interim periods ending after June 15, 2009. As FSP 107-1 and APB 28-1 provide only disclosure requirements, the application of this standard will not have a material impact on the Company’s results of operations, cash flows or financial position.

(Included in Accounting Standards Codification ASC 855 “Subsequent Events” previously known SFAS 165). In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) which defines further disclosure requirements for events which occur after the balance sheet date but before financial statements are issued. SFAS 165 was effective for the Company beginning on April 1, 2009. Refer to the Subsequent Event section of Footnote 11 for information regarding material events noted in this period.
(Included in Accounting Standards Update ASU 2009-13 “Revenue Recognition”) In October 2009, the FASB amended the Accounting Standards Codification ASC 605 “Multiple-Deliverable Revenue Arrangements”. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-13 are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. We believe adoption of this new guidance will not have a material impact on our financial statements.
NOTE 2. ACQUISITIONS
On June 26, 2008, the Company acquired 100% of the capital stock of Inlog, a developer of donor center and transfusion management systems as well as cellular therapy software, laboratory information systems and quality assurance medical software systems which are marketed internationally, to strategically expand the Company’s global presence. The purchase price included payments at closing consisting of $6.891 million in cash and 451,152 shares of the Company’s common stock, valued at $568 thousand, or $1.26 per share, the average closing price for the ten day period preceding the acquisition. In addition, the Company paid €400 thousand ($572 thousand) and issued 517,077 shares of common stock, valued at $651 thousand, or $1.26 per share, in June 2009. The Company is further obligated to pay €400 thousand and to issue its common stock with a market value of $651 thousand in June 2010. The payment of €400 thousand is secured by the accounts receivable by the Company’s Inlog SAS (formerly Inlog SA) subsidiary. The market value of the shares to be issued is to be valued at the greater of the average closing price of the Company’s stock on the ten days preceding payment or $1.26. The Company may elect to pay cash in lieu of issuing shares. The aggregate non-contingent purchase price, including $1.200 million in transactions costs was $10.964 million as of the acquisition date. In addition, the Company is contingently obligated to pay up to $1.481 million in earn out consideration, based on 20% of operating income over five years. The Company had not accrued any earn out consideration for the twelve months ended December 31, 2009. As of December 31, 2009, no earn out consideration had been earned.
Effective August 1, 2008, Global Med completed the acquisition of certain assets of eDonor, a web-based donor relationship management system that integrates recruitment, scheduling, retention and fulfillment for national as well as local community blood centers, to compliment the Company’s line of international blood management and laboratory information software and service solutions. The aggregate purchase price was $5.143 million, consisting of $3.5 million in cash, 1.18 million shares of the Company’s common stock, valued at $1.5 million, or $1.27 per share, the average closing price for the ten day period preceding the acquisition, and $143 thousand in transaction costs.
Inlog is a wholly-owned subsidiary of the Company and eDonor operates as a division.
The total purchase price for the acquisitions was comprised of the following at December 31, 2009 (in thousands):

	Inlog	eDonor
Summary of purchase price:
Cash paid	$7,520	$3,500
Common stock	1,219	1,500
Transaction costs	1,200	143

	9,939	5,143

Fixed future consideration to be paid:
Cash payment due by June 26, 2010 (1)	629
Common stock or cash to be issued by June 26, 2010	651
Discount on future consideration	(98)

	$11,121	$5,143

(1)	Underlying payments are to be made in Euros, which have been converted to U.S. dollars using the exchange rate as of the acquisition date.
The total non-contingent purchase price of the acquisitions was allocated to the assets and liabilities based on their estimated fair values as of the acquisitions date as follows (in thousands);

	Inlog	eDonor
Cash and marketable securities	$2,885	$276
Trade and unbilled receivables, net	3,542	14
Other current assets	674	27
Equipment, furniture and fixtures	842	70
Intangible assets and acquired software	3,722	2,480
Goodwill	6,744	2,402
Accounts payable and other accrued expenses	(3,683)	—
Deferred revenue	(1,393)	(126)
Deferred tax liability	(1,504)	—
Long-term debt	(865)	—

	$10,964	$5,143

Acquired intangible assets and software subject to amortization totaled $5.902 million which will be amortized over a weighted average of 3 years. Total acquired intangible assets not subject to amortization as of the acquisitions date were $9.446 million which is comprised of $9.146 million of goodwill and $300 thousand related to the purchase of the eDonor trade name.
The Company is contingently obligated to pay up to $1.481 million in earn out consideration, based on 20% of Inlog’s operating income over five years. Any earn out consideration will be recognized when deemed probable. As of December 31, 2009 this has not been deemed probable. The Company has adjusted its preliminary purchase price allocation for Inlog from what was presented in its Annual Report on Form 10-K for the year ended December 31, 2008, to reflect a revision to its acquisition costs estimates. The following summarized unaudited pro forma financial information assumes the Inlog and eDonor acquisitions occurred on January 1, 2008 (in thousands, except per share data):

	Year Ended December 31,
	2009	2008
Revenues	$31,788	$30,976
Net income (loss)	$1,478	$(654)
Basic net income (loss) per share	$0.04	$(0.02)
Diluted net income (loss) per share	$0.03	$(0.02)
The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions and associated debt financing had taken place at the beginning of 2008. The pro forma financial information for all periods presented also includes amortization of acquired intangible assets, adjustments to interest expense and related tax effects.
Effective November 1, 2009, Global Med completed the acquisition of certain assets of Hemo-Net, LLC. Hemo-Net, LLC was an application service provider and Global Med’s acquisition of these assets adds application hosting services to the services provided by the Company. The aggregate purchase price was $159 thousand. The purchase price was allocated primarily to computer hardware and software. Other assets and liabilities acquired were not material individually or in aggregate. Due to the immateriality of this transaction, a breakdown of the purchase price, its allocation to Global Med’s present assets and liabilities, and pro forma information is not provided above.
NOTE 3. PROPERTY AND EQUIPMENT
Property and equipment is comprised of the following (in thousands):

	December 31,
	2009	2008
Computer hardware and software	$2,908	$2,551
Furniture and fixtures	687	691
Leasehold improvements	613	665
Machinery and equipment	609	596

	4,817	4,503
Less accumulated depreciation and amortization	(3,491)	(3,118)

Property and equipment, net	$1,326	$1,385

Depreciation expense for the years ended December 31, 2009 and 2008 was $419 thousand and $299 thousand, respectively.

NOTE 4. GOODWILL AND INTANGIBLES
Goodwill and intangible asset activity for the two years ended December 31, 2009 and the composition of the balances at December 31, 2009 is as follow (in thousands):

	Software	Intangibles	Goodwill
Net balance at December 31, 2007	$173	$—	$—

Additions	4,655	1,831	9,116
Amortization expense	(404)	(91)	—
Net foreign currency translation	(327)	(98)	(774)

Net balance at December 31, 2008	$4,097	$1,642	$8,342

Additions	198	63	32
Amortization expense	(801)	(198)	—
Net foreign currency translation	61	19	211

Net balance at December 31, 2009	$3,555	$1,526	$8,585

Gross balance at December 31, 2009	$8,116	$1,821	$8,585
Accumulated amortization	(4,561)	(295)	—

Net balance at December 31, 2009	$3,555	$1,526	$8,585

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending December 31, 2010	$899	$203
Year ending December 31, 2011	899	203
Year ending December 31, 2012	899	203
Year ending December 31, 2013	571	157
Year ending December 31, 2014	228	111
Thereafter	59	649

	$3,555	$1,526

The goodwill, software and intangibles of the Company’s Inlog subsidiary are denominated in local currencies and are subject to currency fluctuations.
Goodwill and Indefinite-Lived Assets
The Company assesses the carrying value of goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently whenever events occur and circumstances change indicating potential impairment. During the years ended December 31, 2009 and 2008, the Company did not record any impairment to goodwill or indefinite-lived assets.
At December 31, 2009 the Company performed an impairment test of its goodwill and indefinite-lived intangible assets and determined that the fair values of the reporting units carrying the goodwill were greater than their carrying values. The fair values of the reporting units were estimated using discounted cash flows. Therefore, the Company did not recognize an impairment loss as a result of such analysis.
Intangible assets that have finite lives are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the years ended December 31, 2009 and 2008, the Company did not record any impairment to intangible assets with finite lives.

NOTE 5. AVAILABLE FOR SALE SECURITIES
The Company classifies and discloses the fair value of its financial assets and liabilities in periods subsequent to initial measurement, in a three-tier fair value hierarchy. These tiers include Level 1, quoted prices in active markets for identical assets or liabilities; Level 2, quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or Level 3— unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Marketable securities are classified as available-for-sale and realized gains and losses are recorded in other income expense. Changes in market value that are not deemed permanent are reflected in other comprehensive income. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established.
Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company utilizes methodologies that consider available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and for equity securities, our intent and ability to hold, or our plans to sell, the investment.
In evaluating the nature of the impairment, the Company considered available financial information which showed an improvement in revenues, an upward trend in the market value, and general improvements in the overall economy. Management of the Company determined that the decline in the unrealized loss is temporary.
At December 31, 2009 and 2008, the Company held shares in foreign public company. The fair value of the Company’s marketable security was $267 and $188 thousand, respectively and was based upon quoted market prices for the securities owned by the Company which is a Level 1 input. The fair value of shares held by the Company had declined by $346 thousand as of December 31, 2009, which was comprised of $322 thousand in cumulative unrealized losses recognized in accumulated other comprehensive income, and $24 thousand in cumulative foreign currency translation adjustments. This marketable security has been in a loss position for more than twelve months. The fair value of marketable securities as of December 31, 2008, had declined by $425 thousand, which was comprised of $401 thousand in cumulative unrealized losses and $24 thousand in cumulative foreign currency translation adjustments.

	Cost	Unrealized loss	Fair Value
December 31, 2008
Marketable equity security	$613	$(425)	$188
December 31, 2009
Marketable equity security	$613	$(346)	$267
NOTE 6. LONG-TERM DEBT AND OBLIGATIONS TO INLOG SELLERS
Long-term debt is comprised of the following (in thousands):

	December 31,
	2009	2008
Revolving line of credit	$990	$983
Term loan	3,936	4,898
Subordinated term loan	1,420	1,400
Inlog notes payable and capital leases	596	639
Capital leases	58	11

	7,000	7,931
Less — current portion	(1,257)	(1,168)

	$5,743	$6,763

On June 17, 2008, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank to finance the acquisition of Inlog. The Loan Agreement provides for (i) a revolving line of credit in an amount of up to $1 million, and (ii) a term loan in an amount of up to $5 million. As of December 31, 2009, $5 million was outstanding under the Loan Agreement. This consisted of $4 million under the term loan ($1 million had been repaid) and $1 million under the revolving line of credit.
Effective March 19, 2009, the Company amended its Loan Agreement and PFG Loan Agreement to waive the Company’s failure to comply with specified loan covenants for the quarter ended December 31, 2008 and to amend the Company’s liquidity ratio and free cash flow covenants for the remaining term of the agreements. The preceding information reflects new terms from the March 19, 2009 amendment.
The revolving line of credit, subject to certain limitations, can be used (i) to borrow revolving loans, (ii) to obtain letters of credit, (iii) to enter into certain foreign exchange contracts and (iv) for certain cash management services. Borrowings under the revolving line of credit may be repaid and re-borrowed until September 17, 2011, at which time all amounts borrowed must be repaid. Interest under the revolving line of credit accrues at a floating per annum rate equal to the greater of 1.00% above the prime rate, or 6.0%, with interest payable on a monthly basis.
The term loan bears interest at a fixed rate of 7.5% per annum. Beginning January 1, 2009, the term loan was payable in 60 consecutive equal monthly installments of principal plus monthly payments of accrued interest. The term loan may be prepaid, except that prepayment of the entire amount of the outstanding term loan will be subject to, among other things, a make-whole premium. The Loan Agreement also provides for the payment of an annual amount equal to 25% of the Borrower’s excess cash flow for the immediately preceding fiscal year until the earlier of December 1, 2013 or all amounts owed under the Term Loan have been paid in full; provided, that for the first excess cash flow payment only, such amount was based on excess cash flow for the semi-annual period beginning on July 1, 2008 through December 31, 2008. The Company will be required to make payments in the amount of $423 thousand in 2010 related to the 2009 excess cash flow, as defined in the Loan Agreement. The payment will be required by March 31, 2010.
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
On July 18, 2008, the Company entered into a Loan and Security Agreement (the “PFG Loan Agreement”) with Partners for Growth II, L.P. (“PFG”) in connection with the acquisition of eDonor. The PFG Loan Agreement provides for a subordinated term loan of $1.5 million. It is subordinate to the Silicon Valley Bank term loan and it is secured by certain assets of the Company, including all of the Company’s intellectual property, all of Company’s equity interests in its domestic subsidiaries and up to 65% of Company’s equity interests in any foreign subsidiary. The subordinated term loan bears interest at the prime rate plus 3% per annum. So long as the Company maintains a minimum monthly liquidity ratio, the Company is only required to pay interest on the outstanding principal amount of the loan until July 18, 2011, on which date any unpaid principal plus any accrued and unpaid interest is due and payable. In the event that the Company does not maintain the monthly liquidity ratio, PFG may require the Company to amortize the loan over 36 months. The subordinated term loan may be prepaid without penalty or fees.
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
The Company granted PFG a warrant to purchase 105 thousand shares of Global Med’s common stock at a price of $0.72 per share and a one-time cash payment of $30,450 plus a waiver fee of $2,500. The warrant expires on July 17, 2013. The estimated fair value of the warrant on the date of grant was $81 thousand, which is being amortized over the term of the subordinated loan.
The Company’s Inlog subsidiary had secured and unsecured notes payable and capital leases with various banks aggregating to $597 thousand. The debt instruments bear interest at rates ranging from approximately 3.2% to 5.4%.
Obligations to Inlog Sellers is comprised of the following (in thousands):

	December 31,
	2009	2008
Cash payments due Inlog sellers	$553	$1,040
Stock issuable to Inlog sellers	629	1,217

	1,182	2,257
Less — current portion	(1,182)	(1,167)

	$—	$1,090

In connection with its acquisition of Inlog, the Company is required to make one additional cash payment to the Inlog sellers in the amount of €400 thousand by June 26, 2010, respectively. The euro-denominated payments convert to $573 thousand each based on the exchange rate as of December 31, 2009 and have been discounted at an inherent imputed interest of 7%, because the payments are non-interest bearing. The discount is being amortized as interest expense over the term of obligations. These payments are secured by Inlog’s accounts receivable.
As part of the consideration to be paid to Inlog’s sellers, the Company is also required to issue Global Med common stock with a market value of $651 thousand on June 26, 2010, respectively. The stock will be issued at the greater of $1.26 per share or the average closing price for the 10-day period preceding the issuance date. The Company, at its option, can elect to pay cash instead of issuing the shares of common stock. The value of this consideration has been discounted at a rate of 7% with the discount amortized as interest expense over the term of the obligations.
As of December 31, 2009, the aggregate contractual future principal payments relating to long-term debt, notes payable, capital lease obligations and obligations to Inlog’s sellers are as follows (in thousands):

	Long-term
	Debt, Notes		Less:
	Payable	Obligations	Amounts	Present
	and Capital	to Inlog	Representing	Value of
	Leases	Sellers (1)	Interest	Payments
2010	1,291	1,207	(53)	2,445
2011	3,684	—	(107)	3,577
2012	1,105	—	(12)	1,093
2013	1,059	—	(4)	1,055
2014	12	—	—	12

	$7,151	$1,207	$(176)	$8,182

(1)	Includes obligations payable in the Company’s common stock with a market value of $651 thousand in 2010.
NOTE 7. STOCKHOLDERS’ EQUITY
Options and Warrants Exercised
During the years ended December 31, 2009 and 2008, 768 thousand and 1.216 million options, respectively, were exercised. Of the options exercised during 2009, 315 thousand were exercised using cash and the Company received $204 thousand. The remaining 453 thousand options were exercised using the embedded cashless exercise feature provided for in the Company’s Stock Option Plan. Of the options exercised during 2008, 651 thousand were exercised using cash and the Company received $490 thousand. The remaining 565 thousand options were exercised using the cashless exercise feature. The exercises discussed above are net of any shares of common stock tendered to the Company to pay for the income tax obligations associated with the exercise.
No warrants were exercised during the twelve months ended December 31, 2009. In 2008, 2.033 million warrants were exercised.
Conversion of Preferred Stock to Common Stock
As of December 31, 2009, the Company had 5,060 shares of its Series A Convertible Preferred Stock (“Series A”) outstanding with a stated value of $5.060 million. The Series A is convertible at the holders’ option into the number of shares of common stock determined by dividing the stated value of the number of shares of Series A to be converted by $0.72 (which amount is subject to adjustment). Notwithstanding the foregoing, no holder of Series A may convert such holder’s Series A into common stock to the extent that after giving effect to such conversion such holder would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such conversion. At December 31, 2009, the outstanding shares of Series A were convertible into 7.028 million shares of common stock (without giving effect to the aforementioned limitation on conversion). During the year ended December 31, 2009, 888 shares of Series A were converted into approximately 1.233 million shares of common stock. During the year ended December 31, 2008, 1,787 shares of Series A were converted into approximately 2.482 million shares of common stock.
The Company cannot issue dividends on its common stock while the Series A is outstanding unless an equal dividend is declared on the Series A on an as-converted basis. In addition, the Company is required to maintain continuous registration on all outstanding securities associated with the Series A including the shares of common stock underlying the Series A and detachable warrants issued in connection with the Series A (the “Registrable Securities”) until all Registrable Securities have been sold or may be sold without volume restrictions pursuant to Rule 144(k). In the event the continuous registration lapses or the holders are not permitted to use the prospectus contained in the applicable registration statement to resell their Registrable Securities for ten consecutive days or more than 15 days during any twelve month period (an “Event Date”), each holder is entitled to receive 1% of the aggregate purchase price paid by such holder for any Registrable Securities then held by such holder on the Event Date and on each monthly anniversary of the Event Date up a maximum of 24% of the aggregate purchase price paid by the holder for the Registrable Securities.
NOTE 8. INCOME TAXES
The provision for income taxes is comprised of the following for the years ended December 31, (in thousands):

	2009	2008
Current:
Federal	$(48)	$236
State	—	165

Deferred:
Federal	561	(54)
State	1,123	(108)
Foreign	(252)	(182)

Change in valuation allowance	(865)	242

Total income tax expense	$519	$299

The differences between the income tax provision computed using the Company’s statutory federal income tax rate of 34% and the provision for income taxes reported in the Consolidated Statements of Operations for the years ended December 31 are as follows (in thousands):

	2009	2008
Expected federal tax provision	$679	$(41)
Effect of permanent differences	37	59
Change in valuation allowance for deferred tax assets	(865)	242
State tax benefit, net of federal provision	257	38
Foreign taxes at other rates	(74)	1
Expiration of net operating losses	485	—

Income tax expense	$519	$299

The significant components of the deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$8,097	$8,027
Allowance for uncollectible accounts and notes receivable	110	323
Non qualified stock option exercises	—	22
Unearned revenue	1,438	2,511
Accrued expenses and other	281	677

Total deferred tax assets	9,926	11,560
Valuation allowance	(8,628)	(9,746)

Deferred tax assets	$1,298	$1,814

	2009	2008
Deferred tax liability:
Depreciation and other	$26	$45
State taxes	425	750
Capitalized software development	177	177
Foreign deferred tax liability, net	1,211	1,211

Deferred tax liability	$1,839	$2,183

U.S and Foreign components of income (loss) before income taxes are as follows:

	2009	2008
U.S.	$3,606	308
Foreign	(1,609)	(428)

Income (loss) before income taxes	$1,997	$(120)
As of December 31, 2009, the Company has federal and state net operating loss carry forwards (“NOLs”) of approximately $20.634 million and $11.060 million, respectively. These NOL’s are available to reduce future federal and state income taxes some of which is subject to limitation under Section 382 of the Internal Revenue Code, as amended. These NOLs may be subject to further limitations should ownership changes occur in the future. The NOLs expire in the years 2010 to 2029. The Company also has available alternative minimum tax credit carryovers of approximately $16 thousand to reduce future federal income tax expense.
The Company has provided a valuation allowance at December 31, 2009 for all of its U.S., state and foreign deferred tax assets in excess of what it believes can be realized in 2010. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these temporary differences become deductible. The valuation allowance is reviewed on a regular basis and adjustments may be made in the future.
The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-and Codification 740-10” (“FIN 48”), which requires reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. FIN 48 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties would be recorded as a component of tax expense. The provisions of FIN 48 were adopted by the Company on January 1, 2008 and had no effect on the Company’s financial position, cash flows or results of operations upon adoption, as the Company did not have any unrecognized tax benefits. The Company records interest and penalties related to tax positions in income tax expense. The Company had no such interest or penalties for the year ended December 31, 2009.
The Company files tax returns in the United States and various states. The tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company also began filing tax returns in 2008 in France and Germany as a result of its Inlog acquisition.
NOTE 9. STOCK OPTION PLANS, WARRANTS, AND STOCK COMPENSATION PLAN
Stock Options
The Company’s 2001 Stock Option Plan (“2001 Plan”) provides for the issuance of options to purchase up to 10 million registered shares of common stock to employees, officers, directors and consultants of the Company. Options may be granted as incentive stock options or as nonqualified stock options. Only employees of the Company are eligible to receive incentive options. The 2001 Plan expires on December 28, 2010. As of December 31, 2009, options to purchase 6.072 million shares of the Company’s common stock at a weighted average exercise price of $0.89 per share were outstanding under the 2001 Plan, of which 5.508 million options were exercisable at December 31, 2009. Options granted under the Plan vest on a straight-line basis, based on schedules determined by the Board of Directors and generally expire 10 years after grant. During 2009, the Company issued 140 thousand stock options, 60 thousand were exercised, and 225 thousand options were cancelled or expired under the 2001 Plan. The Company granted the 140 thousand options to directors. The options vest ratably over 12 months.
The Company’s 2003 Stock Option Plan (“2003 Plan”) provides for the issuance of stock options exercisable to purchase up to 5 million registered shares of the Company’s common stock to employees, officers, directors and consultants. As of December 31, 2009, there were options to purchase 50 thousand shares under the 2003 Plan that were issued to such persons. The exercise price for these options is $1.50 per share. All of these options were exercisable as of December 31, 2009. During 2009, approximately 613 thousand options were exercised and approximately 1.247 million options under this plan were cancelled or expired.
During the year ended December 31, 2009, approximately 95 thousand options were exercised under the Second Amended and Restated 1997 Stock Option Plan (“Plan”) and 75 thousand options were cancelled or expired. There were no options outstanding for the Plan as of December 31, 2009, and stock options can no longer be issued under the Plan.
The Company also periodically grants options to purchase shares of restricted common stock. The shares underlying these options are not registered under the 1933 Act. As of December 31, 2009, there were options to purchase 300 thousand shares of common stock at a weighted average exercise price of $1.16 per share outstanding. Of these options, all 300 thousand were exercisable at December 31, 2009.
Stock-based compensation expense during 2009 associated with the vesting of restricted stock was $49 thousand. As of December 31, 2009, the unrecognized stock-based compensation expense associated with unvested restricted stock was $35 thousand, which will be recognized through 2011.
The weighted average fair value of all options granted during 2009 and 2008 was approximately $95 thousand and $142 thousand, respectively. For the years ended December 31, 2009 and 2008, the Company recognized $184 thousand and $327 thousand, respectively, in compensation expense associated with the vesting of stock options which was allocated to the same expense categories as the base compensation for key employees who participate in our stock option plans.
As of December 31, 2009, the unrecognized compensation expense related to unvested options as of that date was approximately $576 thousand. The weighted-average period over which the remaining compensation expense will be recognized is 2.15 years.
For the years ended December 31, 2009 and 2008, the intrinsic value of options exercised was $726 thousand and $912 thousand, respectively.

The following table summarizes stock options outstanding as of December 31, 2009:

	Options Outstanding				Exercisable Options
		Aggregate				Aggregate
		Intrinsic				Intrinsic
Range of exercise prices	Amount	Value	Price*	Life*	Amount	Value	Price*	Life*
$0.45 - 0.66	2,560,500		$0.58	2.97	2,560,500		$0.58	2.97
$0.66 - 0.87	431,437		$0.75	7.21	328,105		$0.74	6.93
$0.87 - 1.08	235,000		$1.00	3.73	235,000		$1.00	3.73
$1.08 - 1.29	2,695,000		$1.15	5.96	2,234,550		$1.15	5.96
$1.29 - 1.50	500,000		$1.39	0.11	500,000		$1.39	0.11

Total December 31, 2009	6,421,937	$530,322	$0.91	4.31	5,858,155	$528,572	$0.89	4.12

The following table presents the activity for options for the years ended December 31:

	2009		2008
	Options	Price*	Options	Price*
Outstanding, beginning of year	8,597,136	$0.83	10,823,602	$0.82
Granted	140,001	0.75	200,000	0.89
Forfeited/cancelled	(1,547,049)	0.64	(1,210,843)	0.79
Exercised	(768,151)	0.60	(1,215,623)	0.75

Outstanding, end of year	6,421,937	$0.91	8,597,136	$0.83

*	Price reflects the weighted average exercise price and life represents the weighted-average remaining contractual term.
Restricted Stock
The following summarizes the Company’s restricted stock activity for the year ended December 31, 2009:

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested at January 1, 2009	72,003	$1.27
Canceled or expired	(3,471)	1.27
Vested	(40,751)	1.27

Nonvested at December 31, 2009	27,781	$1.27

Warrants
The following summarizes the outstanding warrants to purchase shares of common stock of Global Med for the years ended December 31, 2009 and 2008:

Balance at December 31, 2007	12,340,626	$0.69
Canceled	(304,878)	0.25
Exercised	(2,003,456)	0.57
Issuances	105,000	1.25

Balance at December 31, 2008	10,137,292	$0.73

Canceled	(65,000)	0.55

Balance at December 31, 2009	10,072,292	$0.73

All of the outstanding warrants are exercisable with exercise prices that range from $0.72 to $1.00 per share and expire in the years 2010 to 2013.
NOTE 10. RELATED PARTY TRANSACTIONS
The Company’s Inlog subsidiary leases an office building from an entity owned by the former Inlog owners who are now consultants to Inlog. The Company made lease payments to the former Inlog owners totaling $212 thousand during the twelve months ended December 31, 2009 based on the year end exchange rate. The lease term is through October 2014 but can be canceled by the Company in October 2011 with three months notice.
As of December 31, 2009, the Company had certain obligations to the former Inlog owners, most of whom are employees or consultants to the Company. As of December 31, 2009, the Company had $1.182 million in obligations to the former Inlog owners at the exchange rate in effect on that date. During 2009 the Company made cash payments totaling $572 thousand and issued 651 shares of common stock. Both payments were in line with the Inlog purchase agreement. In addition, the Company is contingently obligated to pay earn out consideration to the former Inlog owners based on 20% of operating income over five years as discussed in Note 2 above. No earn out consideration was paid for the years ended December 31, 2009 or 2008.
Certain of the Company’s officers have an ownership interest in the the Company’s PeopleMed subsidiary that totals 11%.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its facilities and certain equipment under non-cancelable operating leases. Rental expense under operating leases was approximately $821 thousand and $522 thousand for the years ended December 31, 2009 and 2008, respectively. Rental commitments for the remaining terms of non-cancelable leases relating to office space which expire at various dates through 2014 are as follows (in thousands):

For the year ending December 31,
2010	$748
2011	636
2012	583
2013	465
2014	194
Thereafter	—

$2,626

Property and equipment under capital lease as of December 31, 2009 totaled $259 thousand and accumulated depreciation was $187 thousand. The Company recognized approximately $15 thousand in depreciation expense related to capital leases during the year ended December 31, 2009. The interest rate on the capital lease is approximately 10.4% per year. This obligation is secured by the underlying capital assets.
Litigation
On September 23, 2002, Global Med and PeopleMed.com, Inc. (“PeopleMed”) filed a complaint against Donnie L. Jackson, Jr. (“Jackson”) in a lawsuit entitled Global Med Technologies, Inc. v. Donnie L. Jackson, Jr., et al, El Dorado Superior Court Case No. PC 20020576 (the “Lawsuit”). The Lawsuit has been settled and claims have been released. No amount was paid by Global Med to Jackson or Mediware Information Systems, Inc. (“Mediware”) and no amount was paid by Jackson or Mediware to Global Med in connection with such settlement. Jackson made a representation as part of the settlement that he does not have possession of any trade secret or proprietary material of plaintiffs as so described in their complaint for damages. During 2005, the Company set up a legal accrual in the amount of $1.004 million and expensed the same amount. As a result of the above, the Company reversed the $1.004 million legal accrual and the related expense during the third quarter of our fiscal year 2009.
The Company’s Inlog subsidiary is a party to a dispute with a former client, for which it established a legal accrual prior to Global Med’s acquisition. Based on information currently available, Global Med believes the legal accrual in the amount of $360 thousand at December 31, 2009 is adequate to cover the Company’s liability should there be an adverse outcome in the Inlog matter. The Company does not currently plan to change this accrual until such time as the facts and circumstances underlying this accrual have changed.
On February 9, 2010, a shareholder of Global Med, Carmelo J. Corica (“Plaintiff Corica”) filed a purported class action lawsuit (the “CJC Action”) against the Company, Acquisition Sub, Haemonetics, Michael I. Ruxin, M.D., Thomas F. Marcinek, Sarah L. Eames, T. Kendall Hunt and Robert R. Gilmore (Dr. Ruxin, Mr. Marcinek, Ms. Eames, Mr. Hunt and Mr. Gilmore, collectively, the “Individuals” and together with the Company, Acquisition Sub, and Haemonetics, the “Defendants”). The CJC Action alleges that the Individuals breached their fiduciary duties to Global Med’s stockholders and alleges that the sales process was neither honest nor fair, that the price offered is inadequate, and that the Merger Agreement contains terms that discourage other bidders and constrained Global Med’s ability to solicit any other offers. The CJC Action also alleges that Haemonetics and Global Med aided and abetted such alleged breach. Based on these allegations, the CJC Action seeks judgment that, among other relief: (1) provides injunctive relief that preliminarily and permanently enjoins the Offer; (2) rescinds the Offer if it is consummated; (3) directs the Defendants to account to Plaintiff Corica and other members of the class for all damages and any profits and other special benefits obtained by the Defendants as a result of director defendants’ breaches of their fiduciary duties; and (4) awards Plaintiff Corica the costs of the CJC Action, including the fees and expenses of Plaintiff Corica’s attorneys and experts. Global Med believes the CJC Action is without merit and plans to vigorously defend against it.
On February 17, 2010, a shareholder of Global Med, Joseph F. Sham (“Plaintiff Sham”), filed a purported class action lawsuit in the District Court Jefferson County in Golden, Colorado (the “JFS Action”), against the Defendants. The JFS Action purports to be brought individually and on behalf of all holders of Shares (other than the Defendants). The JFS Action alleges, among other things, that the Individuals breached their fiduciary duties to Global Med’s shareholders, that the bidding mechanism was inadequate, that the Individuals failed to take reasonable steps to maximize the value realizable for the Shares, and that the price offered is unconscionable, unfair, and inadequate and constitutes unfair dealing. The JFS Action also alleges that Acquisition Sub, Haemonetics and Global Med aided and abetted such alleged breach. Based on these allegations, the JFS Action seeks judgment that, among other relief: (1) provides injunctive relief against consummation of the Merger Agreement; (2) awards monetary and/or rescissory damages; and (3) awards Plaintiff Sham the costs of the JFS Action, including the fees and expenses of Plaintiff Sham’s attorneys and experts. Global Med believes the JFS Action is without merit and plans to vigorously defend against it.
Also on February 17, 2010, a shareholder of Global Med, Robert O’Brien (“Plaintiff O’Brien”), filed a purported class action lawsuit in the District Court Jefferson County in Golden, Colorado (the “O’Brien Action”), against the Defendants and Gerald Willman, Jr. (an officer of Global Med). The O’Brien Action purports to be brought individually and on behalf of all holders of Shares (other than the Defendants and Mr. Willman). The O’Brien Action alleges, among other things, that the sale of Global Med at the specified price is unfair and inadequate to Global Med shareholders, that the

Merger Agreement contains terms that discourage other bidders from making successful competing offers, that certain of the Individuals were motivated to secure personal benefits, including employment agreements and change in control benefits, and that the Individuals breached their fiduciary duties in approving the Merger. The O’Brien Action also alleges that Acquisition Sub, Haemonetics and Global Med aided and abetted such alleged breach. Based on these allegations, the O’Brien Action seeks judgment that, among other relief: (1) provides injunctive relief against consummating the Merger; (2) directs the Individuals to exercise their fiduciary duties to obtain a transaction providing the best possible terms and consideration for Global Med’s shareholders; and (3) awards Plaintiff O’Brien the costs of the O’Brien Action, including the fees of Plaintiff O’Brien’s attorneys and experts. Global Med believes the O’Brien Action is without merit and plans to vigorously defend against it.
On March 9, 2010, Plaintiff Corica, Plaintiff Sham and Plaintiff O’Brien (together, the “Consolidated Plaintiffs”), having sought consolidation of the CJC Action, the Sham Action and the O’Brien Action pending in the District Court of Jefferson County in Golden, Colorado, jointly filed in each of these three lawsuits an amended class action complaint against the Defendants (the “Amended Complaint”). On March 10, 2010, the court entered an order consolidating the three actions. The consolidated action is captioned Carmelo J. Corica, Joseph F. Sham and Robert O’Brien v. Michael Ruxin et al., Case Nos. 10CV673, 10CV801, 10CV802. The Amended Complaint aggregates and restates the allegations and causes of action of the CJC Action, the JFS Action and the O’Brien Action. Additionally, the Consolidated Plaintiffs claim that the Individuals breached their fiduciary duties to Global Med’s shareholders by failing to make allegedly material disclosures to the shareholders in Global Med’s Schedule 14D-9 concerning additional details underlying the fairness opinion of St. Charles Capital, LLC delivered to Global Med and certain background information. Further, the Amended Complaint alleges that the Individuals approved the proposed transaction in order to provide liquidity to Global Med’s largest stockholder. Based on these allegations, the Amended Complaint seeks judgment that, among other relief: (1) provides injunctive relief that preliminarily and permanently enjoins the Offer; (2) rescinds the Offer if it is consummated; (3) directs the Defendants to account to the Plaintiff and other members of the class for all damages and any profits and other special benefits allegedly obtained by the Defendants as a result of the Individuals’ alleged breaches of their fiduciary duties; and (4) awards the Consolidated Plaintiffs the costs of the action, including fees and expenses of the Consolidated Plaintiffs’ attorneys and experts. We believe that the Amended Complaint is without merit and plan to vigorously defend against it.
On March 10, 2010, the Consolidated Plaintiffs filed a motion seeking a temporary restraining order to enjoin the Offer. The Consolidated Plaintiffs claim that (1) without a temporary restraining order there is a likelihood of irreparable harm to the Consolidated Plaintiffs and no adequate remedy at law, (2) the Consolidated Plaintffs have a substantial likelihood of success on the merits, (3) the threatened injury to the Consolidated Plaintiffs and other shareholders outweighs any possible harm to Defendants, and (4) the granting of the injunction will not disserve the public interest. We believe that the motion for a temporary restraining order is without merit and plan to vigorously defend against it.
Employment Agreements
The Company maintains employment agreements with its executive officers and key employees where in duties and responsibilities and specific compensation arrangements are established for each. These agreements also include standard non-competition and confidentiality covenants, require that the employee devote full-time to furthering the business of the Company, provide that technology and inventions created ruing the course of employment belong to the Company, and contain other customer provisions. Under the agreements, the employees are entitled to certain severance compensation if terminated by the Company without cause, as defined in the agreements or under other circumstances, as defined the agreements. In addition, the Company has two executives for which their employment agreements require a cash payout in the event of a change in control.
NOTE 12. Subsequent Events
Merger Agreement
On January 31, 2010, Global Med, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Haemonetics Corporation, a Massachusetts corporation (“Haemonetics”), and Atlas Acquisition Corp., a Colorado corporation and a wholly-owned subsidiary of Haemonetics (the “Acquisition Sub”). Under the terms of the Merger

Agreement, Acquisition Sub commenced a tender offer for shares of Global Med’s common stock, par value $0.01 per share (the “Global Med Common Stock”), at a price of $1.22 per share, net to the holders of Global Med’s Common Stock in cash, and for shares of Global Med’s Series A Convertible Preferred Stock, par value $0.01 per share (“Global Med Preferred Stock”), at a price of $1.22 per share on a converted to common stock basis, net to the holders of Global Med Preferred Stock in cash (the “Offer”). The Offer commenced on February 19, 2010 and will expire at 12:00 midnight, Boston Massachusetts time, on March 18, 2010, subject to certain extension rights and obligations set forth in the Merger Agreement. The Offer is conditioned on the tender of a majority of the outstanding shares of Global Med Common Stock and Global Med Preferred Stock and other customary conditions. Based on Global Med’s approximately 50 million diluted common equivalent shares outstanding, the estimated net value of the transaction is approximately $61 million.
Following the consummation of the Offer and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Acquisition Sub will merge into Global Med (the “Merger”) and Global Med shall continue as the surviving corporation. The closing of the Merger is subject to approval by holders of a majority of the then outstanding shares of Global Med Common Stock and Global Med Preferred Stock. The parties, however, have agreed that in the event that Acquisition Sub acquires at least 90% of the outstanding shares of each of Global Med Common Stock and Global Med Preferred Stock then outstanding on a fully diluted basis, pursuant to the Offer or otherwise, the parties shall take all necessary and appropriate action to cause the Merger to become effective as soon as practicable without a meeting of shareholders of Global Med or the solicitation of written consents of such shareholders, in accordance with applicable laws.
Following the announcement of the Merger Agreement, several lawsuits were filed against the Company, Acquisition Sub, Haemonetics, Michael I. Ruxin, M.D., Thomas F. Marcinek, Sarah L. Eames, T. Kendall Hunt and Robert R. Gilmore. (Dr. Ruxin, Mr. Marcinek, Ms. Eames, Mr. Hunt and Mr. Gilmore, collectively, the “Individuals” and together with the Company, Acqusition Sub, and Haemonetics, the “Defendants”). These actions allege, among other things, that the Individuals breached their fiduciary duties to Global Med’s stockholders, that the bidding mechanism was inadequate, and that the Individuals failed to take reasonable steps to maximize the value realizable for the shares of common stock. These actions were consolidated on March 10, 2010 into a single lawsuit. The plaintiffs seek, among other relief: (1) injunctive relief against Acquisition Sub’s acquisition of the Company’s shares through its cash tender offer; (2) monetary and/or rescissory damages; and (3) costs of the action, including the fees and expenses of attorneys and experts. On March 11, 2010, the plaintiffs filed a motion to seek a temporary restraining order to enjoin the Offer. The Company believes that these actions are without merit and plans to vigorously defend against them. See the section entitled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K for further discussion.
Conversion of Series A
On February 5, 2010, 1,100 shares of Series A were converted into 1.528 million shares of common stock.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Not applicable.
ITEM 9A(T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to management.
Changes in Internal Controls over Financial Reporting.
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer, carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
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
ITEM 9B. OTHER INFORMATION
Earnings Release
On November 11, 2009, the Company issued a press release relating to its results for the third quarter and nine months ended September 30, 2009. A copy of the press release is attached to this Annual Report on Form 10-K as Exhibit 99.1.
Such press releases shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and it shall not be deemed incorporated by reference in any filing under the 1933 Act or under the Exchange Act, whether made before or after the date hereof, except as expressly set forth by specific reference in such filing.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Identification of Directors and Executive Officers
Set forth below are the name and position of each director and executive officer of the Company as of March 8, 2010.

Name	Age	Position(s)
Executive Officers
Michael I. Ruxin, M.D.	64	Chief Executive Officer and Chairman
Thomas F. Marcinek	56	President, Chief Operating Officer and Director
Darren P. Craig	45	Acting Chief Financial Officer
Timothy J. Pellegrini	47	Sr. Vice President, Chief Operating Officer, Wyndgate
Gerald F. Willman, Jr.	52	Sr. Vice President of Sales and Marketing, Europe, ME, Asia
William Scott Dustin	61	Sr. Vice President of Sales and Marketing, Americas
Miklos Csore	45	Sr. Vice President of Research and Development

Directors

Robert R. Gilmore	58	Director
Sarah L. Eames	51	Director
T. Kendall “Ken” Hunt	66	Director
Global Med’s Amended and Restated Articles of Incorporation, as amended, provide that its Board of Directors (the “Board”) shall be divided into three classes of directors and that the members of each class of directors will be elected to serve staggered three-year terms. Michael I. Ruxin, M.D. and Thomas F. Marcinek are Class I Directors whose terms expire in 2011. Robert R. Gilmore and Sarah L. Eames are Class II Directors whose terms expire in 2010. T. Kendall Hunt is a Class III Director whose term expired in 2009. The directors of Global Med serve in office until their respective successors are duly elected and qualified or until their earlier death or resignation. Officers of Global Med are appointed by the Board of Directors and serve at the pleasure of the Board.
The following are brief biographies of each current director and executive officer of the Company (including present principal occupation or employment, and material occupations, positions, offices or employment for the past five years). Unless otherwise indicated, to the knowledge of the Company after reasonable inquiry, no current director or executive officer of the Company during the past ten years, has (i) been convicted in a criminal proceeding (excluding traffic violations or other minor offenses), (ii) been a party to any judicial or administrative proceeding (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, U.S. federal or state securities laws, or a finding of any violation of U.S. federal or state securities laws, (iii) filed a petition under federal bankruptcy laws or any state insolvency laws or has had a receiver appointed for the person’s property or (iv) been subject to any judgment, decree or final order enjoining, suspending or otherwise limiting for more than 60 days, the person from engaging in any type of business practice , acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws, (v) been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated, (vi) been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated, (vii) been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (a) any Federal or State securities or commodities law or regulation, (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity, or (viii) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.
There are no material pending legal proceedings to which any of the individuals listed below is party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries. There are no family relationships between directors and executive officers of the Company.
     Michael I. Ruxin, M.D. the founder of Global Med, has been an officer and director of Global Med since its incorporation in 1989 and is currently the Chairman and Chief Executive Officer of Global Med. Dr. Ruxin received a B.A. degree from the University of Pittsburgh and an M.D. degree from the University of Southern California. Dr. Ruxin is a licensed physician in California and Colorado.
     Thomas F. Marcinek became a Director of Global Med on March 31, 2006 and has been the President and Chief Operating Officer since March 1998. Previously, Mr. Marcinek was the President of the Data Technologies Group, a division of Henry Schein, Inc., Melville, New York. Mr. Marcinek was also the president and owner of a practice management software consulting firm prior to joining Global Med. Mr. Marcinek received his BA degree in Management with Honors from St. Mary’s College of California and has nearly two decades’ experience as an MIS specialist.
     Darren P. Craig, CPA, has served as the Company’s Acting Chief Financial Officer since October 14, 2009 and has been with the Company since October 2000. Mr. Craig previously served as the Company’s Vice President of Finance, from 2007 to 2009, and the Manager of Finance from 2000 to 2007. Mr. Craig was formerly with Ernst & Young where he completed management training and was promoted to audit manager. While at Ernst & Young, Mr. Craig managed public as well as non-public clients. One of his accomplishments while at Ernst & Young was to assist Waste Connections with their initial public offering. Additionally, he worked on several mergers and acquisitions during his tenure. Mr. Craig has a Masters in Accounting from the University of Southern California and also received a B.S. in Finance from San Diego State University.
     Timothy J. Pellegrini has served as the Company’s Senior Vice President and Chief Operating Officer, Wyndgate since August 2009. He is one of the founders of Wyndgate Technologies, Global Med’s predecessor company, joining the Company in 1985. Mr. Pellegrini has a B.S. degree in business administration with a concentration in management information science and computer science from California State University, Sacramento.
     Gerald F. Willman, Jr. has served the Company’s Senior Vice President of Sales and Marketing, Europe, Middle East and Asia since July 2008. Mr. Willman has been with the Company since 1995 and has served in various capacities ranging from product design and development to management and sales. He has a B.S. degree from Hampden Sydney College and an M.B.A from National University.

     William Scott Dustin has served as the Company’s Senior Vice President of Sales and Marketing, Americas since September 2004. From 2001 to September 2004 Mr. Dustin was Vice President of Sales for McKesson Health Solutions. He has a B.S. degree in Biology from the University of California and became a Registered Nurse in 1970.
     Miklos Csore joined the Company in 1995 and has served as its Senior Vice President of Research and Development since 2004. He holds a B.S. degree in mathematics from the University of Budapest.
     Robert R. Gilmore, CPA became a Director and Audit Committee Chairman of Global Med Technologies, Inc. on March 31, 2006. Mr. Gilmore became a member of the Board’s compensation committee on October 26, 2007. Mr. Gilmore is a Certified Public Accountant. From 1997 to May 2006 and from March 2008 to present, Mr. Gilmore has served as an independent financial consultant to a number of companies. From May 2006 to February 2008, Mr. Gilmore was Chief Financial Officer of NextAction Corporation, a private company engaged in multi-channel direct marketing using technology based proprietary lead generation methods for the retail industry. As of January 2009, Mr. Gilmore became a Director of Layne Christensen Company and is a member of its Audit Committee. Since April 2003, Mr. Gilmore has been a Director of Eldorado Gold Corporation, serving as Chairman of its Audit Committee and is a member of its Compensation Committee. From July 2007 to March 2009, Mr. Gilmore was also a Director of Frontera Copper Corporation and served as Chairman of its Audit Committee. Mr. Gilmore has a B.S. degree in Business Administration from the University of Denver.
     Sarah L. Eames became a Director, Audit Committee member, and Chairman of the Compensation Committee of Global Med on March 31, 2006. Since October 2008, Ms. Eames has served as an Executive Director of Russell Reynolds Associates, an international executive search firm, in its Health Services Practice. From 1997 through April 2008, Ms. Eames was employed with Allied Healthcare International, Inc., a healthcare staffing company, serving as President, Chief Operating Officer, Chief Executive Officer, Executive Vice President, and Deputy Chairman and Interim Chief Executive Officer. In addition, she served on its Board of Directors from June 2002 to April 2008. Ms. Eames served on the Board of Directors of Bostwick Laboratories, Inc. from February 1998 until November 2009. Ms. Eames currently serves on the Board of Directors of Trinity Health and the Partner-in-Care Board of the Visiting Nursing Services of New York. She received her B.A. in Economics from Northwestern University and her Masters in Business Administration from the University of California, Irvine.
     T. Kendall “Ken” Hunt became a Director and member of the Audit Committee of Global Med Technologies, Inc. on March 31, 2006 and a member of the Compensation Committee on October 26, 2007. Mr. Hunt is Founder, Chairman of the Board and Chief Executive Officer of VASCO Data Security International, Inc. (NASDAQ: VDSI). VASCO is an international corporation, doing business in over 110 countries, that develops and sells strong authentication products used to protect users doing on-line transactions over the Internet. VASCO’s most significant market is banking and finance, including the world’s leading financial institutions as customers. He is also affiliated with several high-tech early-stage companies, serving as a member of their Boards of Directors. Mr. Hunt is the former President of the Belgian Business Club of Chicago, Chairman of the AeA Midwest Council and a member of The Economic Club of Chicago. Additionally, he is on the Advisory Board for the Posse Foundation, an organization dedicated to providing full college scholarships to urban minority youth leaders through its partnerships with elite universities across the U.S. Mr. Hunt is also a member of the Advisory Board (which has no decision-making authority) of Victory Park Capital Advisors LLC. He holds an M.B.A from Pepperdine University, Malibu, California, and a B.B.A from the University of Miami, Florida.
     Director Qualifications and Experience. The following table identifies some of the experience, qualifications, attributes and skills that the Board considered in making its decision to appoint and nominate directors to our Board. This information supplements the biographical information provided above. The vertical axis displays the primary factors reviewed by the Board in evaluating a board candidate.

	Ruxin	Marcinek	Gilmore	Eames	Hunt
Experience, Qualification, Skill or Attribute
Professional standing in chosen field	x	x	x	x	x
Expertise in healthcare or related industry	x	x		x
Expertise in technology or related industry	x	x	x		x
Audit Committee Financial Expert (actual or potential)			x	x
Civic and community involvement				x	x
Other public company experience	x		x		x
Diversity by race, gender or culture				x
Specific skills/knowledge:
-healthcare	x	x		x
-technology	x	x	x		x
-governance	x		x	x	x
Board Leadership Structure
The Board believes that the Company’s Chief Executive Officer is best situated to serve as Chairman because he is ultimately responsible for the day-to-day operation of the Company and is the director most familiar with the Company’s business and industry and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. Independent directors and management have different perspectives and roles in strategy development. Our non-management directors bring experience, oversight and expertise from outside the Company and industry, while the Chief Executive Officer brings company-specific experience and expertise. The Board believes that the combined role of Chairman and Chief Executive Officer promotes strategy development and execution, and facilitates information flow between management and the Board, which are essential to effective governance.
One of the key responsibilities of the Board is to develop strategic direction and hold management accountable for the execution of strategy once it is developed. The Board believes the combined role of Chairman and Chief Executive Officer, together with the presence of three independent directors on the Board, is in the best interest of shareholders because it provides the appropriate balance between strategy development and independent oversight of management. The Board retains the authority to modify this structure to best address the Company’s unique circumstances, and so advance the best interests of all shareholders, as and when appropriate.
Our corporate governance practices are structured to provide for strong independent leadership, independent discussion among directors and for independent evaluation of, and communication with, many members of senior management. The Board also believes that its existing corporate governance practices achieve independent oversight and management accountability, which is the goal that many seek to achieve by separating the roles of the Chairman of the Board and the Chief Executive Officer.
The Board’s Role in Risk Oversight
The Board of Directors oversees the Company’s shareholders’ interest in the long-term health and the overall success of the Company and its financial strengths. The full Board is actively involved in overseeing risk management for the Company. It does so in part through discussion and review of our business, financial and corporate governance practices and procedures.
The Board, as a whole, reviews the risks confronted by the Company with respect to its operations and financial condition, establishes limits of risk tolerance with respect to the Company’s activities and ensures adequate property and liability insurance coverage.
Because of the role of the Board in the risk oversight of the Company, the Board believes that any leadership structure that it adopts must allow it to effectively oversee the management of the risks relating to the Company’s operations. The Board recognizes that there are different leadership structures that could allow it to effectively oversee the management of the risks relating to the Company’s operations, and while the Board believes its current leadership structure enables it to effectively manage such risks, it was not the primary reason the Board selected its current leadership structure over other potential alternatives. See the discussion under the heading “— Board Leadership Structure” above for a discussion of why the Board has determined that its current leadership structure is appropriate.
Audit Committee. The primary function of the Audit Committee is to assist the Company’s board of directors in fulfilling its oversight responsibilities by reviewing the financial information which is provided to the Shareholders and others, the systems of internal controls which management and the Board have established, and the audit process. The Audit Committee consists of Mr. Gilmore, Ms. Eames and Mr. Hunt. Each of the members of the Audit Committee joined the Audit Committee on March 31, 2006. Mr. Gilmore serves as Chairman of the Committee and the Board has determined that Mr. Gilmore is an “audit committee financial expert” as defined by Item 407 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”). The members of the Audit Committee met four times during the 2009 fiscal year. All of the Audit Committee’s members are considered independent under the requirements of NASDAQ Listing Rule 5605 and under the Exchange Act. A current copy of the Audit Committee charter, which the Board has adopted, is available on the Company’s website at www.globalmedtech.com. A copy of the Audit Committee charter may also be obtained, free of charge, by writing to the Corporate Secretary of Global Med Technologies, Inc., 12600 West Colfax, Suite C-420, Lakewood, Colorado 80215.
Section 16(a) Beneficial Ownership Reporting Compliance
Based on information provided to us, we believe that all our directors, executive officers and persons who own more than 10% of the Company’s common stock were in compliance with Section 16(a) of the Exchange Act of 1934 during the year ended December 31, 2009.
Code of Ethics
The Board has adopted a formal code of ethics that applies to all of the Company’s employees, officers and directors. The Code of Ethics was filed as Exhibit 10.72 to the Company’s Form S-1 Registration Statement filed with the SEC on December 6, 2004. A current copy of the Code of Ethics is available on the Company’s website at www.globalmedtech.com. A copy of the Code of Ethics may also be obtained, free of charge, by writing to the Corporate Secretary of Global Med Technologies, Inc., 12600 West Colfax, Suite C-420, Lakewood, Colorado 80215.
ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
The following table summarizes the compensation of our named executive officers which includes our Chief Executive Officer and the three most highly compensated other executive officers for the years ended December 31, 2009 and December 31, 2008:

						Nonequity		Nonqualified
				Stock	Option	incentive plan		deferred	All
Name and			Bonus	Awards	Awards	compensation		compensation	other
principal position	Year	Salary ($)	($)	($)	($)	($)		earnings ($)	($)		Total ($)
Michael I. Ruxin,	2009	432,062	—	—	—	58,328	*	—	—		490,390
M.D. Chairman and CEO	2008	419,109	—	—	—	43,456		—	12,846	(1)	462,565

Thomas F. Marcinek	2009	285,500	—	—	—	38,543	*	—	—		324,043
President and COO	2008	278,951	—	—	—	17,451		—	—		296,402

William Scott Dustin	2009	127,050	—	—	—	97,523		—	—		224,573
Senior Vice President of Sales and Marketing, Americas	2008	126,585	—	—	—	130,579		—	—		257,164

Darren P. Craig Acting Chief Financial Officer	2009	163,500	—	—	—	11,340	*	—	—		174,840

*	The nonequity incentive plan compensation earnings, a form of incentive compensation, for fiscal year 2009 are subject to adjustment based on the final review by the Company’s Compensation Committee.

(1)	In 2008, Dr. Ruxin received $5,912 in life insurance premiums, an annual car allowance of $2,956 and $3,978 in medical reimbursements.
The compensation committee of the Company’s board of directors is responsible for recommending the salary and other incentive compensation for the Company’s executive officers. Prior to the 2009 fiscal year, the compensation committee, together with an independent compensation consultant, established certain bonus levels for the Company’s executive officers that were based on achieving certain revenue, gross margin and EBITDA targets for the year ended December 31, 2009. Based on this previously established criteria, and subject to approval of the compensation committee, Dr. Ruxin is projected to receive a cash bonus of approximately $58,328, Mr. Marcinek is projected to receive a cash bonus of approximately $38,543 and Mr. Craig is projected to receive a cash bonus of approximately $11,340. Mr. Dustin will receive $97,523 for commissions earned in fiscal year 2009.
The Company does not have any agreement with its executives or employees that provides for the payment of retirement benefits.

Outstanding Equity Awards at Fiscal Year-end Table
The following table provides information on all outstanding equity awards held by our named executive officers at December 31, 2009.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised		Option
	Options		Options		Exercise	Option
	(#)		(#)		Price	Expiration
Name	Exercisable		Unexercisable		($)	Date
Michael I. Ruxin, M.D.	500,000	(1)	—		0.58	10/25/2012
Chairman and Chief Executive Officer	250,000	(2)	—		1.15	12/16/2015

Thomas F. Marcinek	500,000	(1)	—		0.58	10/12/2012
President and Chief Operating Officer	250,000	(2)	—		1.15	12/16/2015

Darren P. Craig,	50,000	(3)	—		1.05	10/23/2010
Acting Chief Financial Officer	150,000	(2)			0.58	10/25/2012
	275,000	(2)	225,000	(6)	1.15	12/16/2015

William Scott Dustin,	200,000	(4)	—		0.60	9/27/2014
Senior Vice President of Sales and Marketing, Americas	75,000	(5)	25,000	(7)	1.15	12/16/2015

(1)	These options were exercisable or vested over time and were fully exercisable on December 16, 2005.

(2)	These options were exercisable on December 16, 2005.

(3)	These options were exercisable on October 23, 2005.

(4)	These options were exercisable on September 27, 2008.

(5)	These options were exercisable on December 16, 2008.

(6)	These options will be exercisable at consummation of the Merger.

(7)	Each year on December 16th, and continuing until 2014, 5,000 of these options will become exercisable.
During fiscal year 2009, Mr. Ruxin exercised 1 million options to purchase common stock and Mr. Marcinek exercised 500,000 options to purchase Common Stock. A certain portion of the Company’s stock options belonging to Mr. Craig and Mr. Dustin vested in 2009. There were no plan-based grants, no other option exercises or vesting, no pension benefits accrued, and no non qualified deferred compensation for the executive officers of the Company, including its named executive officers. In addition, there were no other stock-based awards outstanding as of December 31, 2009.

Long-Term Incentive Plan (“LTIP”) Awards Table
The Company has an LTIP in place. However, no awards were granted under the LTIP during 2009 to the Company’s named executive officers.
Employment Agreements and Post-termination Payments
Michael I. Ruxin, M.D.
On July 30, 2008, the Company entered into an employment agreement with Michael I. Ruxin, M.D., the Company’s Chief Executive Officer (the “Ruxin Employment Agreement”). The Ruxin Employment Agreement provides that in the event of a Change of Control of the Company, upon written notice from Dr. Ruxin, Dr. Ruxin may terminate his employment agreement. A “Change of Control” is defined in the Ruxin Employment Agreement as “when (i) there is any transaction or series of related transactions (including but not limited to a merger or reorganization) pursuant to which a person, other than the Company, acquires directly or indirectly, the beneficial ownership of securities issued by the Company having greater than fifty percent (50%) or more of the voting power of all of the voting securities issued by the Company; or (ii) the Company consolidates with or merges with or into any person or sells, assigns, conveys, transfers, leases or otherwise disposes of all or substantially all of its assets to any person; or (iii) individuals who on the Effective Date constituted the Board of Directors of the Company cease for any reason to constitute a majority of such Board of Directors.” If he terminates his employment agreement as a result of a Change of Control, Dr. Ruxin will be entitled to a continuation for twenty-four months of his then-current base salary and benefits in addition to a single lump-sum cash amount equal to any accrued but unpaid incentive compensation pro-rated through the date on which he gives notice of termination (“Date of Termination”). On the Date of Termination, all of Dr. Ruxin’s unvested Company Stock Options shall immediately become vested. The consummation of the Offer would constitute a Change of Control of the Company under such employment agreement. The Compensation Committee of the Board has approved the making of severance payments to Dr. Ruxin, pursuant to the terms of the Ruxin Employment Agreement, following the termination of the of the Ruxin Employment Agreement upon consummation of the Offer.
Thomas F. Marcinek
On November 1, 2008, the Company entered into an employment agreement and an amendment to such employment agreement with Thomas F. Marcinek, the Company’s President and Chief Operating Officer (the “Marcinek Employment Agreement”). In the event of a Change in Control of the Company, upon written notice from Mr. Marcinek, Mr. Marcinek is entitled to terminate his employment and receive a severance payment equal to twenty-four months of his then-current base salary in addition to a single lump-sum cash amount equal to any accrued but unpaid incentive compensation pro-rated through Mr. Marcinek’s date of termination. The Marcinek Employment Agreement defines a Change in Control as: “the consummation of any of the following transactions effecting a change in ownership or control of the Company: (1) a merger, consolidation or reorganization, unless securities representing more than fifty (50%) of the total combined voting power of the voting securities of the successor corporation are immediately thereafter beneficially owned, directly or indirectly and in substantially the same proportion, by the persons who beneficially owned the Company’s outstanding voting securities immediately prior to such transaction; or (2) any transfer, sale or other disposition of all or substantially all of the Company’s assets; or (3) the acquisition, directly or indirectly by any person or related group of persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company), of beneficial ownership (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities pursuant to a tender or exchange offer made directly to the Company’s beneficial holders.” The consummation of the Offer would constitute a Change of Control of the Company under such employment agreement. The Compensation Committee of the Board has approved the making of severance payments to Mr. Marcinek, pursuant to the terms of the Marcinek Employment Agreement, upon consummation of the offer, without requiring he actually terminate his employment.
Darren Craig
Effective as of November 1, 2008, the Company entered into an employment agreement and an amendment to such employment agreement with Darren Craig, the Company’s Acting Chief Financial Officer (the “Craig Employment Agreement”). In the event of a Change in Control of the Company, all of the stock options of the Company previously awarded to Mr. Craig will immediately vest. The Craig Employment

Agreement defines a Change in Control as when “(i) there is any transaction or series of related transactions (including but not limited to a merger or reorganization) pursuant to which a person, other than the Company, acquires directly or indirectly, the beneficial ownership of securities issued by the Company having greater than fifty percent (50%) or more of the voting power of all of the voting securities issued by the Company; or (ii) the Company consolidates with or merges with or into any person or sells, assigns, conveys, transfers, leases or otherwise disposes of all or substantially all of its assets to any person; or (iii) individuals who on the effective date constituted the Board of Directors of the Company cease for any reason to constitute a majority of such Board of Directors.” The consummation of the Offer would constitute a Change in Control under the Craig Employment Agreement.
William Scott Dustin
On November 1, 2008, the Company entered into an employment agreement and an amendment to such employment agreement, dated as of the same date, with Mr. Dustin, the Company’s Senior Vice President of Sales and Marketing, Americas (the “Dustin Employment Agreement”). Under the Dustin Employment Agreement, Mr. Dustin is entitled to receive an annual base salary of $127,050. The employment agreement had an initial term from November 1, 2008 through November 1, 2009, which was renewed for a second annual term, and will continue to automatically renew for successive one year periods. Mr. Dustin is entitled to participate in all of the Company’s employee benefit plans, subject to certain restrictions provided in the Dustin Employment Agreement.
Non-equity Incentive Compensation
The Compensation Committee is responsible for recommending the salary and other incentive compensation for executive officers. For the year ended December 31, 2009, the Compensation Committee has not yet finalized their review of executive officer compensation.
The Compensation Committee has not yet approved the 2010 executive incentive compensation plan.
In addition to his base salary, Mr. Dustin participates in a sales commission plan under which he earned $97,523 for the year ended December 31, 2009.
Director Compensation
We pay our non-employee directors a fee of $35,000 per year. These directors also receive stock option grants valued at $35,000 based on the value of the Global Med’s common stock underlying the options. The Global Med Common Stock granted in August of 2009 vest over twelve months. In addition, the Audit Committee Chairman receives $10,000 per year and each additional member of the Audit Committee receives $1,000 per year. The Compensation Committee Chairman receives $5,000 per year and each additional member of the Compensation Committee receives $1,000 per year. As Chairman of the Special Committee, Mr. Gilmore will receive a one-time fee of $5,000. A fee of $1,500 will be paid to each member of the Special Committee per meeting for any meetings necessary in the performance of their duties as members of the Special Committee. Each member of the Special Committee will be reimbursed for any out-of-pocket expenses incurred in the performance of his or her duties as a member of the Special Committee.
For the 2010 fiscal year, the Board has determined that each of its directors will receive (i) a flat fee of $35,000 and (ii) an additional cash award of $35,000 that will vest one-twelfth (1/12th) in each month of 2010 in which such director serves on the Board.

The following table summarizes compensation paid to our non-employee directors during the year ended December 31, 2009.

	Fees			Non-Equity	Nonqualified
	Earned or	Stock	Options	Incentive Plan	Deferred	All Other
	Paid in	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	Cash ($)	($)	($)	($)	Earnings ($)	($)	($)
Robert R. Gilmore(1)	$46,000	$—	$35,000	$—	$—	$—	$81,000

Sarah L. Eames(2)	$42,500	$—	$35,000	$—	$—	$—	$77,500

T. Kendall Hunt(3)	$38,500	$—	$35,000	$—	$—	$—	$73,500

(1)	As of December 31, 2009, Mr. Gilmore had an aggregate of 117,762 options to purchase Common Stock outstanding, of which 19,444 were unvested.

(2)	As of December 31, 2009, Ms. Eames had an aggregate of 117,762 options to purchase Common Stock outstanding, of which 19,444 were unvested.

(3)	As of December 31, 2009, Mr. Hunt had an aggregate of 105,913 options to purchase Common Stock outstanding, of which 19,444 were unvested.
Indemnification Agreements
     On February 18, 2010, the Company entered into separate indemnification agreements with each of its directors. In addition to the indemnification and advancement of expenses provided for in the Company’s articles of incorporation, as amended and restated, and bylaws, these agreements, among other things, provide the directors with rights of contribution under certain circumstances and the right to have their expenses paid by the Company if they must enforce their rights of advancement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents certain information regarding the beneficial ownership of shares of the Company’s common stock as of March 8, 2010: (i) by each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) by each director or nominee of the Company; (iii) by each executive officer of the Company named in the Summary Compensation Table set forth above under “Executive Compensation”; and (iv) by all directors and executive officers of the Company as a group. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Under these rules, a person is deemed to beneficially own a share of the Common Stock if that person has or shares voting power or investment power with respect to that share, or has the right to acquire beneficial ownership of that share within 60 days, including through the exercise of any option, warrant or other right or the conversion of any other security.

	Common Stock Beneficially		Percentage of Common Stock
Name and Address	Owned(1)		Beneficially Owned (1)
Michael I. Ruxin, M.D.	1,900,579	(2) (3)	4.85%
12600 W. Colfax, Suite C-420
Lakewood, CO 80215
Thomas F. Marcinek	1,308,204	(2) (3)	3.34%
4925 Robert J. Mathews Parkway
Suite 100
El Dorado Hills, CA 95762

	Common Stock Beneficially		Percentage of Common Stock
Name and Address	Owned(1)		Beneficially Owned (1)
Darren P. Craig	475,000	(2) (3)	1.22%
4925 Robert J. Mathews Parkway
Suite 100
El Dorado Hills, CA 95762
William Scott Dustin	275,000	(2) (3)	*
4925 Robert J. Mathews Parkway
Suite 100
El Dorado Hills, CA 95762
Robert R. Gilmore	141,433	(2) (3)	*
12600 W. Colfax, Suite C-420
Lakewood, CO 80215
Sarah L. Eames	141,433	(2) (3)	*
12600 W. Colfax, Suite C-420
Lakewood, CO 80215
T. Kendall Hunt	159,584	(2) (3) (4)	*
12600 W. Colfax, Suite C-420
Lakewood, CO 80215
All Directors and Executive Officers	4,401,233	(2) (3)	10.73%
as a Group (7 persons)
Victory Park Special	4,876,765	(5)	12.68%
Situations Master Fund, Ltd.
c/o Walkers SPV Limited
Walker House
87 Mary Street
Georgetown, Grand Cayman
Cayman Islands KY1 9002
Crestview Capital Master, LLC	4,073,356	(6)	9.99%
95 Revere Drive, Suite A
Northbrook, IL 60062
Shepherd Investments International, Ltd.	3,582,167	(7)	8.83%
3600 South Lake Drive
St. Francis, WI 53235

*	Represents holdings of less than one percent (1%).

(1)	The number of shares outstanding used in calculating the applicable percentage of beneficial ownership is based on 38,445,725 shares of Common Stock outstanding as of March 8, 2010 together with securities exercisable or convertible into shares of Common Stock within 60 days of March 8, 2010. Shares of Common Stock subject to securities which are currently exercisable or convertible within 60 days of March 8, 2010 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not deemed outstanding for computing the percentage of any other person or entity.

(2)	Each of these individuals possesses sole voting and dispositive power over the shares beneficially owned.

(3)	Shares beneficially owned includes options that are currently exercisable or exercisable within 60 days.

(4)	Includes 30,000 shares held by the T. Kendall Hunt Trust, of which Mr. Hunt is the trustee, and 27,559 fully vested restricted stock units. Mr. Hunt, a member of the Company’s Board of Directors, is affiliated with Victory Park Capital Advisors, LLC (“Victory Park CA”). The T. Kendall Hunt Trust has a 5% ownership of Victory Park GP, LLC, and a 5% ownership of Victory Park CA. Mr. Hunt is on the Advisory Board of Victory Park CA, but is not an officer of that entity. Mr. Hunt is an investor in Victory Park Special Situations LP as a limited partner. Mr. Hunt has no decision making authority with respect to Victory Park CA, Victory Park GP, LLC, or any of their respective affiliated funds.

(5)	Based partially on information contained in the Schedule 13D/A jointly filed by Victory Park CA, Victory Park Special Situations Master Fund, Ltd. (“Victory Park Special Situations”), Jacob Capital, L.L.C. (“Jacob Capital”) and Richard Levy pursuant to the Exchange Act on February 1, 2010 and on information contained in the Form 4 jointly filed by Victory Park Special Situations, Victory Park CA, Jacob Capital and Richard Levy on October 2, 2008, each of which may not be current as of the date of this Annual Report on Form 10-K. Victory Park CA shares voting and dispositive power over the shares it owns with Jacob Capital, Victory Park Special Situations and Richard Levy. Victory Park Special Situations holds warrants that would be convertible into 4,125,000 shares of Common Stock and 3,960 shares of Preferred Stock, which constitute all of the outstanding shares of Preferred Stock as of February 26, 2010 that would be convertible into 5,500,000 shares of Common Stock if not for certain restrictions on conversion such that the holder may only exercise the warrants or convert the Preferred Stock so the beneficial ownership by the holder (together with such holder’s affiliates) is no more than 9.99% of the shares of Common Stock outstanding immediately after giving effect to such conversion. Accordingly, the shares underlying the warrants and the Preferred Stock have not been included in the number of shares beneficially owned. Victory Park CA is the investment manager for Victory Park Special Situations. Jacob Capital is the manager of Victory Park CA. Richard Levy is the sole member of Jacob Capital. Victory Park CA, Jacob Capital and Richard Levy disclaim beneficial ownership of the securities except to the extent of their pecuniary interest therein.

(6)	Based partially on information contained in the Schedule 13G/A jointly filed by Crestview Capital Master, LLC (“Crestview”) and Crestview Capital Partners, LLC (“Crestview Partners”) pursuant to the Exchange Act on February 14, 2008, which may not be current as of the date of this Annual Report on Form 10-K. Crestview holds warrants that would be convertible into 2,833,334 shares of Common Stock, if not for certain restrictions on conversion, such that the holder may only exercise the warrants so that the beneficial ownership by the holder (together with such holder’s affiliates) is no more than 9.99% of the shares of Common Stock outstanding immediately after giving effect to such conversion. These warrants, up to the 9.99% threshold, are included in the number of shares of Common Stock beneficially owned by Crestview. On February 3, 2010, Crestview converted 1,100 shares of Preferred Stock, held in the name of National Financial Services, LLC, Crestview’s clearing agent, into 1,527,778 shares of Common Stock. Crestview Partners is the sole manager of Crestview, and as such has the power to direct the vote and to direct the disposition of investments beneficially owned by Crestview, including the Common Stock, and thus may also be deemed to beneficially own the Common Stock beneficially owned by Crestview. Stewart Flink, Robert Hoyt and Daniel Warsh, each of whom are United States citizens, are the managers of Crestview Partners, and as such may be deemed to share the power to vote and to dispose of investments beneficially owned by Crestview Partners, including the Common Stock; however, each expressly disclaims beneficial ownership of such shares of Common Stock.

(7)	Based partially on information contained in the Schedule 13G/A jointly filed by Michael A. Roth and Brian J. Stark with respect to shares held by Shepherd Investments International, Ltd. (“Shepherd”) pursuant to the Exchange Act on February 16, 2010, which may not be current as of the date of this Annual Report on Form 10-K. Shepherd holds warrants that would be convertible into 2,125,000 shares of Common Stock if not for certain restrictions on conversion, such that the holder may only exercise the warrants so that beneficial ownership by the holder (together with such holder’s affiliates) is no more than 9.99% of the shares of Common Stock outstanding immediately after giving effect to such conversion. These warrants are included in the number of shares of Common Stock beneficially owned by Shepherd. Michael A. Roth and Brian J. Stark direct the management of Stark Offshore Management, LLC (“Stark Offshore”), which acts as the investment manager and has sole power to direct the management of Shepherd. As the managing members of Stark Offshore, Michael A. Roth and Brian J. Stark possess shared voting and dispositive power over all of the foregoing shares. Michael A. Roth and Brian J. Stark disclaim beneficial ownership of such shares of Common Stock.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
Sarah L. Eames, Robert R. Gilmore and T. Kendall Hunt are independent directors under the requirements of NASDAQ Listing Rule 5605 and under the Exchange Act.
Related Party Transactions
On February 18, 2010, the Company entered into separate indemnification agreements with each of its directors. In addition to the indemnification and advancement of expenses provided for in the Company’s articles of incorporation, as amended and restated, and bylaws, these agreements, among other things, provide the directors with rights of contribution under certain circumstances and the right to have their expenses paid by the Company if they must enforce their rights of advancement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional services rendered by Ehrhardt Keefe Steiner & Hottman P.C. for the audit of our consolidated financial statement as of and for the years ended December 31, 2009 and 2008 and fees billed for other services rendered by Ehrhardt Keefe Steiner & Hottman P.C. during the periods.

	December 31,
	2009	2008
Audit fees (1)	$147,945	$164,581
Audit related fees (2)	$8,185	$32,321
Tax fees (3)	$31,750	$31,050
All other Fees (4)	$—	$—

	$187,880	$227,952

(1)	Audit Fees: represents the aggregate fees billed or to be billed for professional services rendered for the audits of the Company’s annual financial statements and for the review of the financial statements included in the Company’s quarterly reports during such periods, or for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees: represents the aggregate fees billed or to be billed for assurance and related services, that are reasonably related to the performance of the audit or review of the Company’s financial statements, but are not included as Audit Fees.

(3)	Tax Fees: represents the aggregate fees billed or to be billed for professional services rendered for U.S. federal, state and foreign tax compliance, tax advice and tax planning.

(4)	All Other Fees: represents the aggregate fees billed or to be billed consisting of permitted non-audit services.
All of these services for fiscal years 2009 and 2008 were pre-approved by the Audit Committee. The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, including the estimated fees and other terms of any such engagement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements: See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K
Exhibits:

Exhibit
Number	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of January 31, 2010, by and among Haemonetics, the Acquisition Sub and the Company. (32)

3.1	Amended and Restated Articles of Incorporation, filed June 2, 1995 (1)

3.2	Articles of Amendment to the Articles of Incorporation, filed March 5, 1996 (1)

3.3	Articles of Amendment to the Articles of Incorporation, filed May 30, 1996 (1)

3.4	Bylaws, as amended (27)

3.5	Amended and Restated Articles of Incorporation, dated April 16, 2001 (27)

4.1	Specimen copy of stock certificate for common stock, $.01 par value (1)

10.1	Development Agreement, dated July 12, 1996 between Global Med and The Institute for Transfusion Medicine, dated July 12, 1996, as amended January 12, 1998 (4)

10.2	Office Lease between the Company and Golden Hill Partnership, dated January 11, 1999 (6)

10.3	Standard Industrial/Commercial Multi-Tenant Lease between the Company and James W. Cameron, Jr., dated February 8, 1999 (6)

10.4	2001 Stock Option Plan (11)*

10.5	Amended and Restated 1997 Stock Compensation Plan (12)*

10.6	Global Med Technologies, Inc. 2003 Stock Option Plan. (15)*

10.7	Articles of Amendment to Articles of Incorporation – Preferred Stock (16)

10.8	Code of Ethics and Conduct for Global Med Technologies, Inc. (18)

10.9	Securities Purchase Agreement between the purchasers dated December 16, 2005. (20)

10.10	Registration Rights Agreement between the registrant and the purchasers dated December 16, 2005. (20)

10.11	Stock Purchase Agreement between the Company and GMIL dated December 16, 2005. (20)

10.12	Certificate of Designation of Preferences Rights and Limitations of Series A Convertible Preferred Stock between the registrant and the purchasers dated December 16, 2005. (20)

10.13	Common Stock Purchase Warrant between the Company and the purchasers dated December 16, 2005. (20)

10.14	Private Placement Agreement between the Company and purchasers dated December 16, 2005. (20)

Exhibit
Number	DESCRIPTION
10.15	Right of First Notice Agreement between Futuristic Image Builder, Ltd., the purchasers and the Company dated December 16, 2005. (20)

10.16	Right of First Notice Agreement between the shareholders, the purchasers and the Company dated December 16, 2005. (20)

10.17	Private Stock Purchase and Escrow Agreement between the investors, GMIL, and the Company dated December 16, 2005. (20)

10.18	First Amendment to Securities Purchase Agreement (21)

10.19	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (21)

10.20	Amended and Restated Common Stock Purchase Warrant (21)

10.21	First Amendment to Registration Rights Agreement (21)

10.22	Loan and Security Agreement dated as of June 17, 2008 between Silicon Valley Bank, Global Med Technologies, Inc. and PeopleMed.com, Inc. (23)

10.23	Intellectual Property Security Agreement dated as of June 17, 2008 between Silicon Valley Bank, Global Med Technologies, Inc. and PeopleMed.com, Inc. (23)

10.24	Executive Employment Agreement dated November 1, 2008 between the Company and Timothy Pellegrini (29)*

10.25	Executive Employment Agreement dated November 1, 2008 between the Company and Gerald Willman (29)*

10.26	Executive Employment Agreement dated November 1, 2008 between the Company and Miklos Csore (29)*

10.27	Executive Employment Agreement dated November 1, 2008 between the Company and William Scott Dustin and amendment thereto (29) (34)*

10.28	Executive Employment Agreement dated November 1, 2008 between the Company and Darren Craig (31)*

10.29	Stock Purchase Agreement dated March 26, 2008 between the Company and Sellers Named Therein (22)

10.30	Second Amendment to Loan and Security Agreement, dated March 19, 2009 between the Company and Silicon Valley Bank. (28)

10.31	Limited Waiver and Amendment No. 2 to Loan and Security Agreement, dated March 19, 2009 between the Company and Partners for Growth II, L.P. (28)

10.32	Amended and Restated Warrant, dated March 19, 2009 between the Company and Partners for Growth II, L.P. (28)

10.33	Confidentiality Agreement, dated as of March 30, 2009, by and between the Company and Haemonetics. (35)

10.34	Loan and Security Agreement dated as of June 17, 2008 between Silicon Valley Bank, Global Med Technologies, Inc. and PeopleMed.com, Inc. (23)

10.35	Security Agreement, dated June 26, 2008 among Global Med Technologies, Inc. and the Sellers named therein (24)

10.36	Loan and Security Agreement dated as of July 18, 2008 among Partners for Growth II, L.P., Global Med Technologies, Inc. and PeopleMed.com, Inc. (25)

10.37	Employment Agreement dated July 30, 2009, between the Company and Michael I. Ruxin, effective August 1, 2009 (25)*

10.38	Asset Purchase Agreement dated July 31, 2009 Between the Company and the Sellers Named Therein (26)

10.39	Binding Letter of Intent dated September 15, 2009 between Inlog S.A. and VeriDentia, S.L. (30)

Exhibit
Number	DESCRIPTION
10.40	Executive Employment Agreement dated November 1, 2009 between the Company and Thomas F. Marcinek (34)*

10.41	Exclusivity Agreement between the Company and Haemonetics, dated as of December 2, 2009. (35)

10.42	Extension of Exclusivity Agreement between the Company and Haemonetics, dated as of January 25, 2010 (35)

10.43	Form of Indemnification Agreement between the Company and certain of its officers and directors. (33)

14.1	Code of Ethics (18)

21.1	Subsidiaries of Registrant

23.1	Consent of the Company’s Independent Auditors.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Acting Chief Financial Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated November 11, 2009.

99.2	Amended Class Action Complaint in the matter of Carmelo J. Corica, Joseph F. Sham and Robert O’Brien v. Michael Ruxin et al., Case Nos. 10CV673, 10CV801, 10CV802

*	Management contract or compensatory plan or arrangement

(1)	The documents identified are incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 333-11723).

(2)-(3)	Not used

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997.

(5)	Not used.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

(7) –(10)	Not used.

(11)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-60674)

(12)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-60672)

(13)-(14)	Not used.

(15)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2003.

(16)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 2004.

(17)	Not used.

(18)	Incorporated by reference from the Company’s Form S-1 (No. 333-121030).

(19)	Not used.

(20)	Incorporated by reference from the Company’s Form 8-K filed on December 20, 2005.

(21)	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2005

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 31, 2008

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 20, 2008

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2008

(25)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2008.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 6, 2008

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 19, 2008.

(28)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2008.

(29)	Incorporated by referencfe to the Company’s Form 10-Q for the quarterly period ended June 30, 2009

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 21, 2009

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 19, 2009.

(32)	Incorporated by reference to to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2010.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2010.

(34)	Incorporated by reference to the Company’s Schedule 14D-9 filed on March 4, 2010.

(35)	Incorporated by reference to the Tender Offer Statement on Schedule TO, filed by Haemonetics and Acquisition Sub with respect to the Company on February 19, 2010.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MED TECHNOLOGIES, INC., a Colorado Corporation
Date: March 16, 2010	By:	/s/ Michael I. Ruxin, M.D.
Michael I. Ruxin, M.D.
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2010	By:	/s/ Michael I. Ruxin, M.D.
Michael I. Ruxin, M.D., Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2010	By:	/s/ Thomas F. Marcinek
Thomas F. Marcinek, Director, President and
Chief Operating Officer

Date: March 16, 2010	By:	/s/ Darren P. Craig
Darren P. Craig, Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 16, 2010	By:	/s/ T. Kendall Hunt
T. Kendall Hunt, Director

Date:	By:
Sarah L. Eames, Director

Date: March 16, 2010	By:	/s/ Robert R. Gilmore
Robert R. Gilmore, Director